Form 10-Q
period 2015-09-30
SYKES ENTERPRISES INC
filed 2015-11-03
CIK 1010612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

Yes  ☐                             No  ☒

As of October 22, 2015, there were 42,760,591 outstanding shares of common stock.

Sykes Enterprises, Incorporated and Subsidiaries

Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	September 30, 2015	December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$226,688	$215,137
Receivables, net	279,083	290,397
Prepaid expenses	15,302	14,896
Other current assets	33,710	29,656

Total current assets	554,783	550,086
Property and equipment, net	111,040	109,880
Goodwill, net	196,912	193,831
Intangibles, net	54,903	60,620
Deferred charges and other assets	26,977	30,083

	$944,615	$944,500

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$23,148	$25,523
Accrued employee compensation and benefits	84,452	82,072
Current deferred income tax liabilities	217	144
Income taxes payable	2,572	3,662
Deferred revenue	30,836	34,245
Other accrued expenses and current liabilities	24,305	22,216

Total current liabilities	165,530	167,862
Deferred grants	4,944	5,110
Long-term debt	70,000	75,000
Long-term income tax liabilities	18,989	20,630
Other long-term liabilities	22,394	17,680

Total liabilities	281,857	286,282

Commitments and loss contingency (Note 15)

Shareholders’ equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value per share, 200,000 shares authorized; 42,761 and 43,291 shares issued, respectively	428	433
Additional paid-in capital	272,703	279,288
Retained earnings	438,289	400,514
Accumulated other comprehensive income (loss)	(47,040)	(20,561)
Treasury stock at cost: 139 and 132 shares, respectively	(1,622)	(1,456)

Total shareholders’ equity	662,758	658,218

	$944,615	$944,500

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2015	2014	2015	2014

Revenues	$317,924	$332,671	$949,062	$977,598

Operating expenses:
Direct salaries and related costs	206,139	221,598	622,209	664,308
General and administrative	72,702	73,868	218,080	221,250
Depreciation, net	10,938	11,516	33,004	34,136
Amortization of intangibles	3,638	3,597	10,504	10,907

Total operating expenses	293,417	310,579	883,797	930,601

Income from operations	24,507	22,092	65,265	46,997

Other income (expense):
Interest income	162	249	479	717
Interest (expense)	(478)	(464)	(1,527)	(1,515)
Other income (expense)	(871)	(406)	(1,867)	(142)

Total other income (expense)	(1,187)	(621)	(2,915)	(940)

Income before income taxes	23,320	21,471	62,350	46,057
Income taxes	3,310	4,833	13,789	10,769

Net income	$20,010	$16,638	$48,561	$35,288

Net income per common share:

Basic	$0.48	$0.39	$1.16	$0.83

Diluted	$0.48	$0.39	$1.15	$0.82

Weighted average common shares outstanding:

Basic	41,783	42,704	41,992	42,721

Diluted	42,084	42,837	42,337	42,844

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Net income	$20,010	$16,638	$48,561	$35,288

Other comprehensive income (loss), net of taxes:
Foreign currency translation gain (loss), net of taxes	(8,747)	(20,744)	(28,813)	(22,823)
Unrealized gain (loss) on net investment hedges, net of taxes	115	2,600	2,883	2,705
Unrealized actuarial gain (loss) related to pension liability, net of taxes	(45)	(47)	(73)	(26)
Unrealized gain (loss) on cash flow hedging instruments, net of taxes	(1,572)	(469)	(504)	818
Unrealized gain (loss) on postretirement obligation, net of taxes	(16)	(2)	28	16

Other comprehensive income (loss), net of taxes	(10,265)	(18,662)	(26,479)	(19,310)

Comprehensive income (loss)	$9,745	$(2,024)	$22,082	$15,978

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

Nine Months Ended September 30, 2015

(Unaudited)

					Accumulated
	Common Stock				Other
	Shares		Additional	Retained	Comprehensive	Treasury
(in thousands)	Issued	Amount	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

Balance at December 31, 2014	43,291	$433	$279,288	$400,514	$(20,561)	$(1,456)	$658,218
Stock-based compensation expense	-	-	5,884	-	-	-	5,884
Excess tax benefit (deficiency) from stock-based compensation	-	-	209	-	-	-	209
Net vesting (forfeitures) of common stock and restricted stock under equity award plans	324	4	(2,758)	-	-	(166)	(2,920)
Repurchase of common stock	-	-	-	-	-	(20,715)	(20,715)
Retirement of treasury stock	(854)	(9)	(9,920)	(10,786)	-	20,715	-
Comprehensive income (loss)	-	-	-	48,561	(26,479)	-	22,082

Balance at September 30, 2015	42,761	$428	$272,703	$438,289	$(47,040)	$(1,622)	$662,758

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2015	2014
Cash flows from operating activities:
Net income	$48,561	$35,288
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	33,593	34,832
Amortization of intangibles	10,504	10,907
Amortization of deferred grants	(700)	(1,082)
Unrealized foreign currency transaction (gains) losses, net	670	(1,257)
Stock-based compensation expense	5,884	4,429
Excess tax (benefit) from stock-based compensation	(209)	-
Deferred income tax provision (benefit)	292	2,224
Net (gain) loss on disposal of property and equipment	160	195
Bad debt expense (reversals)	(74)	(490)
Unrealized (gains) losses on financial instruments, net	(813)	2,416
Amortization of deferred loan fees	336	194
Net (gain) on insurance settlement	(919)	-
Proceeds from business interruption insurance settlement	156	-
Other	(11)	(546)

Changes in assets and liabilities, net of acquisition:
Receivables	766	(24,651)
Prepaid expenses	(907)	(2,276)
Other current assets	(4,972)	(7,291)
Deferred charges and other assets	1,754	7,654
Accounts payable	(982)	3,191
Income taxes receivable / payable	(1,638)	(115)
Accrued employee compensation and benefits	5,102	6,136
Other accrued expenses and current liabilities	1,342	(3,438)
Deferred revenue	(670)	2,931
Other long-term liabilities	(2,312)	(2,561)

Net cash provided by operating activities	94,913	66,690

Cash flows from investing activities:
Capital expenditures	(36,316)	(35,669)
Cash paid for business acquisition, net of cash acquired	(9,370)	-
Proceeds from sale of property and equipment	117	83
Investment in restricted cash	(38)	(3)
Release of restricted cash	-	168
Proceeds from property and equipment insurance settlement	1,490	-

Net cash (used for) investing activities	(44,117)	(35,421)

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Continued)

	Nine Months Ended September 30,
(in thousands)	2015	2014
Cash flows from financing activities:
Payments of long-term debt	(10,000)	(19,000)
Proceeds from issuance of long-term debt	5,000	-
Excess tax benefit from stock-based compensation	209	-
Cash paid for repurchase of common stock	(20,715)	(5,350)
Proceeds from grants	554	181
Payments of short-term debt	(323)	-
Shares repurchased for minimum tax withholding on equity awards	(2,920)	(421)
Cash paid for loan fees related to long-term debt	(962)	-

Net cash (used for) financing activities	(29,157)	(24,590)

Effects of exchange rates on cash and cash equivalents	(10,088)	(9,055)

Net increase (decrease) in cash and cash equivalents	11,551	(2,376)
Cash and cash equivalents – beginning	215,137	211,985

Cash and cash equivalents – ending	$226,688	$209,609

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$1,097	$1,323
Cash paid during period for income taxes	$20,760	$12,439

Non-cash transactions:
Property and equipment additions in accounts payable	$5,140	$2,768
Unrealized gain (loss) on postretirement obligation in accumulated other comprehensive income (loss)	$28	$16
Shares repurchased for minimum tax withholding on common stock and restricted stock under equity awards included in accounts payable	$95	$-

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2015 and 2014

(Unaudited)

Note 1. Overview and Basis of Presentation

Business — Sykes Enterprises, Incorporated and consolidated subsidiaries (“SYKES” or the “Company”) provides comprehensive outsourced customer contact management solutions and services in the business process outsourcing arena to companies, primarily within the communications, financial services, technology/consumer, transportation and leisure, and healthcare industries. SYKES provides flexible, high-quality outsourced customer contact management services (with an emphasis on inbound technical support and customer service), which includes customer assistance, healthcare and roadside assistance, technical support and product sales to its clients’ customers. Utilizing SYKES’ integrated onshore/offshore global delivery model, SYKES provides its services through multiple communication channels encompassing phone, e-mail, social media, text messaging and chat. SYKES complements its outsourced customer contact management services with various enterprise support services in the United States that encompass services for a company’s internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, SYKES also provides digital customer support and fulfillment services, which includes order processing, payment processing, inventory control, product delivery and product returns handling. The Company has operations in two reportable segments entitled (1) the Americas, which includes the United States, Canada, Latin America, Australia and the Asia Pacific Rim, in which the client base is primarily companies in the United States that are using the Company’s services to support their customer management needs; and (2) EMEA, which includes Europe, the Middle East and Africa.

Acquisition — On July 2, 2015, the Company completed the acquisition of Qelp B.V. and its subsidiary (together, known as “Qelp”), pursuant to definitive Share Sale and Purchase Agreement, dated July 2, 2015. The Company has reflected the operating results in the Condensed Consolidated Statements of Operations since July 2, 2015. See Note 2, Acquisition of Qelp, for additional information on the acquisition.

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2015. For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission (“SEC”) on February 19, 2015.

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

New Accounting Standards Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue  from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The amendments in ASU 2014-09 outline a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and indicate that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this, an entity should identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date” (“ASU 2015-14”). The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that period. An entity should apply the amendments using either the full retrospective approach or retrospectively with a cumulative effect of initially applying the amendments recognized at the date of initial application. The Company is currently evaluating the methods of adoption and the impact that the adoption of ASU 2014-09 may have on its financial condition, results of operations and cash flows.

In June 2014, the FASB issued ASU 2014-12, “Compensation – Stock Compensation (Topic 718) Accounting for Share-Based  Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification (“ASC”) Topic 718, “Compensation — Stock Compensation” (“ASC 718”), as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015; early adoption is permitted. Entities may apply the amendments either (1) prospective to all awards granted or modified after the effective date or (2) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The Company does not expect the adoption of ASU 2014-12 on January 1, 2016 to materially impact its financial condition, results of operations and cash flows.

In January 2015, the FASB issued ASU 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20) Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU

2015-01”). This amendment eliminates from U.S. GAAP the concept of extraordinary items as part of the FASB’s initiative to reduce complexity in accounting standards. These amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015; early adoption is permitted. Entities may apply the amendments either prospectively or retrospectively to all prior periods presented in the financial statements. The Company does not expect the adoption of ASU 2015-01 on January 1, 2016 to materially impact its financial condition, results of operations and cash flows.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810) Amendments to the Consolidation Analysis)” (“ASU 2015-02”). These amendments are intended to improve targeted areas of the consolidation guidance for legal entities such as limited partnerships, limited liability corporations and securitization structures. These amendments affect the consolidation evaluation for reporting organizations. In addition, the amendments simplify and improve current U.S. GAAP by reducing the number of consolidation models. The amendments are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015; early adoption is permitted. Entities may apply the amendments using either a modified retrospective approach or retrospectively. The Company does not expect the adoption of ASU 2015-02 on January 1, 2016 to materially impact its financial condition, results of operations and cash flows.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of  Debt Issuance Costs” (“ASU 2015-03”). These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. These amendments are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Entities should apply the amendments retrospectively. The Company does not expect the adoption of ASU 2015-03 on January 1, 2016 to materially impact its financial condition, results of operations and cash flows.

In April 2015, the FASB issued ASU 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”). These amendments provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. These amendments are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015; early adoption is permitted. Entities can adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. The Company does not expect the adoption of ASU 2015-05 on January 1, 2016 to materially impact its financial condition, results of operations and cash flows.

In September 2015, the FASB issued ASC 2015-16, “Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). These amendments eliminate the requirement for an acquirer to retrospectively adjust provisional amounts recorded in a business combination to reflect new information about the facts and circumstances that existed as of the acquisition date and that, if known, would have affected measurement or recognition of amounts initially recognized. As an alternative, the amendment requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the financial statements of the period in which adjustments to provisional amounts are determined, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. These amendments are effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of ASU 2015-16 on January 1, 2016 to materially impact its financial condition, results of operations and cash flows.

New Accounting Standards Recently Adopted

In April 2014, the FASB issued ASU 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360) Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity” (“ASU 2014-08”). The amendments in ASU 2014-08 indicate that only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity’s operations and financial results will be reported as discontinued operations in the financial statements. Currently, a component of an entity that is a reportable segment, an operating segment, a reporting unit, a subsidiary, or an asset group is eligible for discontinued operations presentation. The amendments will be applied to all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. The adoption of ASU 2014-08 on January 1, 2015 did not have a material impact on the financial condition, results of operations and cash flows of the Company.

In August 2015, the FASB issued ASU 2015-15, “Interest – Imputation of Interest (Subtopic 835-30) Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements,” (“ASU 2015-15”). These amendments provide additional guidance to ASU 2015-03, which did not address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASU 2015-15 noted that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The adoption of ASU 2015-15 on August 18, 2015 did not have a material impact on the financial condition, results of operations and cash flows of the Company.

Note 2. Acquisition of Qelp

On July 2, 2015, the Company’s wholly-owned subsidiaries, Sykes Enterprises Incorporated B.V. and Sykes Enterprises Incorporated Holdings B.V., both Netherlands companies, entered into a definitive Share Sale and Purchase Agreement (the “Purchase Agreement”) with MobileTimes B.V., Yarra B.V., From The Mountain Consultancy B.V. and Sticting Administratiekantoor Qelp (the “Sellers”), all of which are Netherlands companies, to acquire all of the outstanding shares of Qelp B.V. and its wholly owned subsidiary (together, known as “Qelp”.) The strategic acquisition of Qelp (the “Qelp acquisition”) was to further broaden and strengthen the Company’s service portfolio around digital customer support and extend its reach into adjacent, but complementary, markets. Pursuant to Federal income tax regulations, no amount of intangibles or goodwill from this acquisition will be deductible for tax purposes. The results of Qelp’s operations have been included in the Company’s consolidated financial statements since its acquisition on July 2, 2015 (the “acquisition date”).

The consideration consists of an initial purchase price and a contingent purchase price. The initial purchase price of $9.8 million, including certain post-closing adjustments relating to Qelp’s working capital, was funded through cash on hand upon the closing of the transaction on July 2, 2015. Approximately $0.9 million of the initial purchase price has been placed in an escrow account as security for the indemnification obligations of the Sellers under the Purchase Agreement. The contingent purchase price to be paid over a three year period is based on achieving targets tied to revenues and earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for the years ended December 31, 2016, 2017 and 2018, not to exceed EUR 10.0 million.

As of the acquisition date, the total consideration paid or to be paid by the Company for the Qelp acquisition is summarized below (in thousands):

Total
Cash	$9,885
Contingent consideration	6,000
Working capital adjustment	(65)

$15,820

The fair value of the contingent consideration was estimated using the discounted cash flow method, and was included in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet (see Note 4, Fair Value, for further information). As part of the discounted cash flow method, the Company calculated an adjusted weighted average cost of capital (“WACC”) specifically attributable to the future payments of the contingent consideration. Based on the forecasted revenue and profitability scenarios and their respective probabilities of occurrence, the Company estimated the present value of the probability-adjusted future payments utilizing an adjusted WACC for the potential future payments. The Company believes that its estimates and assumptions are reasonable, but there is significant judgment involved. Changes in the fair value of the contingent consideration liabilities subsequent to the acquisition will be recorded in the Company’s Consolidated Statements of Operations.

The Company accounted for the Qelp acquisition in accordance with ASC 805 (“ASC 805”) “Business Combinations,” whereby the fair value of the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed from Qelp based on their estimated fair values as of the closing date. Certain amounts are provisional and are subject to change, including accrued employment tax and other liabilities, tax analysis of the assets acquired and liabilities assumed, and goodwill. The Company expects to complete its analysis of the purchase price allocation during the fourth quarter of 2015.

The following table summarizes the estimated acquisition date fair values of the assets acquired and liabilities assumed, all included in the EMEA segment (in thousands):

Amount
Cash and cash equivalents	$450
Receivables (1)	1,541
Prepaid expenses	24

Total current assets	2,015
Property and equipment	2,168
Goodwill	9,574
Intangibles	6,000
Deferred charges and other assets	55

Short-term debt	(323)
Accrued employee compensation and benefits	(207)
Income taxes payable	(62)
Deferred revenue	(967)
Other accrued expenses and current liabilities	(1,030)

Total current liabilities	(2,589)
Other long-term liabilities (2)	(1,403)

$15,820

(1) The fair value equals the gross contractual value of the receivables.
(2) Primarily includes long-term deferred tax liabilities.

Fair values are based on management’s estimates and assumptions including variations of the income approach, the cost approach and the market approach.

The following table presents the Company’s purchased intangibles assets as of July 2, 2015, the acquisition date (in thousands):

	Amount Assigned	Weighted Average Amortization Period (years)
Customer relationships	$5,400	7
Trade name and trademarks	100	3
Content library	500	2

	$6,000	7

The amount of Qelp’s revenues and net (loss) since the July 2, 2015 acquisition date, included in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 were as follows (in thousands):

From July 2, 2015 Through September 30, 2015
Revenues	$1,158

Net (loss)	$(362)

Merger and integration costs associated with Qelp included in “General and administrative” costs in the accompanying Condensed Consolidated Statement of Operations in the Other segment for the three and nine months ended September 30, 2015 were as follows (none in the comparable periods in 2014) (in thousands):

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Transaction costs	$77	$455

Note 3. Costs Associated with Exit or Disposal Activities

During 2011 and 2010, the Company announced several initiatives to streamline excess capacity through targeted seat reductions (the “Exit Plans”) in an on-going effort to manage and optimize capacity utilization. These Exit Plans included, but were not limited to, closing customer contact management centers in The Philippines, the United Kingdom, Ireland and South Africa and consolidating leased space in various locations in the U.S. and the Netherlands. These Exit Plans impacted approximately 800 employees. The Company has paid $15.1 million in cash through September 30, 2015 under these Exit Plans.

The cumulative costs expected and incurred as a result of the Exit Plans were as follows as of September 30, 2015 (in thousands):

	Americas Fourth Quarter 2011 Exit Plan	EMEA Fourth Quarter 2011 Exit Plan	EMEA Fourth Quarter 2010 Exit Plan	Americas Third Quarter 2010 Exit Plan	Total
Lease obligations and facility exit costs	$1,365	$19	$1,914	$6,729	$10,027
Severance and related costs	-	5,857	185	-	6,042
Legal-related costs	-	110	-	-	110
Non-cash impairment charges	480	474	159	3,847	4,960

Total	$1,845	$6,460	$2,258	$10,576	$21,139

The following table summarizes the accrued liability associated with the Exit Plans’ exit or disposal activities and related charges for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Beginning accrual	$1,150	$2,111	$1,558	$2,974
Lease obligations and facility exit costs (1)	-	-	-	(185)
Severance and related costs (1)	-	(129)	-	(129)
Legal-related costs	-	-	-	-
Cash payments (2)	(209)	(192)	(617)	(865)
Other non-cash changes (3)	-	(2)	-	(7)

Ending accrual	$941	$1,788	$941	$1,788

(1) During 2014, the Company reversed accruals related to the final settlement of lease obligations and facility exit costs as well as severance and related costs for the Ireland sites, included in the EMEA segment, which reduced “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations.

(2) Related to lease obligations and facility exit costs.

(3) Effect of foreign currency translation.

Restructuring Liability Classification

The following table summarizes the Company’s short-term and long-term accrued liabilities associated with its exit and disposal activities, by plan, as of September 30, 2015 and December 31, 2014 (in thousands):

	Americas Fourth Quarter 2011 Exit Plan	Americas Third Quarter 2010 Exit Plan	Total
September 30, 2015
Short-term accrued restructuring liability (1)	$140	$486	$626
Long-term accrued restructuring liability (2)	70	245	315

Ending accrual at September 30, 2015	$210	$731	$941

December 31, 2014
Short-term accrued restructuring liability (1)	$109	$521	$630
Long-term accrued restructuring liability (2)	203	725	928

Ending accrual at December 31, 2014	$312	$1,246	$1,558

(1)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheets.
(2)	Included in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets.

The remaining restructuring liability relates to future rent obligations to be paid through the remainder of the lease terms, the last of which ends in February 2017. The EMEA Fourth Quarter 2011 and EMEA Fourth Quarter 2010 Exit Plans were settled during 2014.

Note 4. Fair Value

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

●	Level 1 — Quoted prices for identical instruments in active markets.
●

Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

●	Level 3 — Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

Fair Value of Financial Instruments —The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

●

Cash, short-term and other investments, investments held in rabbi trust and accounts payable — The carrying values for cash, short-term and other investments, investments held in rabbi trust and accounts payable approximate their fair values.

●

Foreign currency forward contracts and options — Foreign currency forward contracts and options, including premiums paid on options, are recognized at fair value based on quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current market and model assumptions, including adjustments for credit risk.

●	Long-term debt — The carrying value of long-term debt approximates its estimated fair value as it re-prices at varying interest rates.
●	Contingent consideration — The contingent consideration is recognized at fair value based on the discounted cash flow method.

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

Investments Held in Rabbi Trust — The investment assets of the rabbi trust are valued using quoted market prices in active markets, which are classified in Level 1 of the fair value hierarchy. For additional information about the deferred compensation plan, refer to Note 7, Investments Held in Rabbi Trust, and Note 17, Stock-Based Compensation.

Guaranteed Investment Certificates — Guaranteed investment certificates, with variable interest rates linked to the prime rate, approximate fair value due to the automatic ability to re-price with changes in the market; such items are classified in Level 2 of the fair value hierarchy.

Contingent Consideration — The Company uses significant unobservable inputs to determine the fair value of contingent consideration, which is classified in Level 3 of the fair value hierarchy. The contingent consideration was recognized at fair value using a discounted cash flow methodology and a discount rate of 14.0%. The discount rate is dependent on the specific risks of the acquisition including the country of operation, the nature of services and complexity of the acquired business, and other similar factors. All of which are significant inputs not observable in the market. Significant increases or decreases in any of the inputs in isolation would result in a significantly higher or lower fair value measurement.

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the requirements of ASC 820 consist of the following (in thousands):

			Fair Value Measurements at September 30, 2015 Using:
		Balance at	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		September 30, 2015	Level (1)	Level (2)	Level (3)
Assets:
Foreign currency forward and option contracts included in “Other current assets”	(1)	$9,675	$-	$9,675	$-
Equity investments held in a rabbi trust for the Deferred Compensation Plan	(2)	5,810	5,810	-	-
Debt investments held in a rabbi trust for the Deferred Compensation Plan	(2)	1,590	1,590	-	-
Guaranteed investment certificates	(3)	86	-	86	-

		$17,161	$7,400	$9,761	$-

Liabilities:
Long-term debt	(4)	$70,000	$-	$70,000	$-
Foreign currency forward and option contracts included in “Other accrued expenses and current liabilities”	(1)	949	-	949	-
Contingent consideration included in “Other long-term liabilities”	(5)	6,048	-	-	6,048

		$76,997	$-	$70,949	$6,048

			Fair Value Measurements at December 31, 2014 Using:
		Balance at	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		December 31, 2014	Level (1)	Level (2)	Level (3)
Assets:
Money market funds and open-end mutual funds included in “Cash and cash equivalents”	(5)	$100,915	$100,915	$-	$-
Money market funds and open-end mutual funds included in “Deferred charges and other assets”	(5)	10	10	-	-
Foreign currency forward and option contracts included in “Other current assets”	(1)	1,489	-	1,489	-
Foreign currency forward contracts included in “Deferred charges and other assets”	(1)	4,060	-	4,060	-
Equity investments held in a rabbi trust for the Deferred Compensation Plan	(2)	5,589	5,589	-	-
Debt investments held in a rabbi trust for the Deferred Compensation Plan	(2)	1,363	1,363	-	-
Guaranteed investment certificates	(3)	79	-	79	-

		$113,505	$107,877	$5,628	$-

Liabilities:
Long-term debt	(4)	$75,000	$-	$75,000	$-
Foreign currency forward and option contracts included in “Other accrued expenses and current liabilities”	(1)	1,261	-	1,261	-

		$76,261	$-	$76,261	$-

(1) In the accompanying Condensed Consolidated Balance Sheets. See Note 6, Financial Derivatives.

(2) Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheets. See Note 7, Investments Held in Rabbi Trust.

(3) Included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets.

(4) The carrying value of long-term debt approximates its estimated fair value as it re-prices at varying interest rates. See Note 11, Borrowings.

(5) In the accompanying Condensed Consolidated Balance Sheets.

A rollforward of the activity in the Company’s fair value of the contingent consideration is as follows (in thousands):

Fair Value
Balance at December 31, 2014	$-
Acquisition	6,000
Payments	-
Imputed interest/adjustments	-
Effect of foreign currency	48

Balance at September 30, 2015	$6,048

The Company did not record any fair value adjustments to the contingent consideration as the key assumptions used to calculate the fair value at the acquisition date remained consistent at September 30, 2015. Should the assumptions regarding probability of achievement of certain revenue and EBITDA targets change in future periods, the change in fair value of the contingent consideration will be recognized in the accompanying Condensed Consolidated Statements of Operations. The Company will accrete interest expense each period using the effective interest method until the contingent consideration reaches the estimated future value of $9.1 million. Interest expense related to the contingent consideration is included in “Interest (expense)” in the accompanying Condensed Consolidated Statements of Operations.

Certain assets, under certain conditions, are measured at fair value on a nonrecurring basis utilizing Level 3 inputs, like those associated with acquired businesses, including goodwill, other intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if these assets were determined to be impaired. The adjusted carrying values for assets measured at fair value on a nonrecurring basis (no liabilities) subject to the requirements of ASC 820 were not material at September 30, 2015 and December 31, 2014.

Note 5. Goodwill and Intangible Assets

Intangible Assets

The following table presents the Company’s purchased intangible assets as of September 30, 2015 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Customer relationships	$103,294	$(55,414)	$47,880	8
Trade names and trademarks	11,701	(5,132)	6,569	8
Non-compete agreements	1,193	(1,193)	-	2
Proprietary software	850	(850)	-	2
Favorable lease agreement	449	(449)	-	2
Content library	504	(50)	454	2

	$117,991	$(63,088)	$54,903	8

The following table presents the Company’s purchased intangible assets as of December 31, 2014 (in thousands):
	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Customer relationships	$100,719	$(47,571)	$53,148	8
Trade names and trademarks	11,600	(4,128)	7,472	8
Non-compete agreements	1,209	(1,209)	-	2
Proprietary software	850	(850)	-	2
Favorable lease agreement	449	(449)	-	2

	$114,827	$(54,207)	$60,620	8

The Company’s estimated future amortization expense for the succeeding years relating to the purchased intangible assets resulting from acquisitions completed prior to September 30, 2015, is as follows (in thousands):

Years Ending December 31,	Amount

2015 (remaining three months)	$3,557
2016	14,587
2017	14,461
2018	8,242
2019	7,644
2020	5,138
2021 and thereafter	1,274

Goodwill

Changes in goodwill consist of the following (in thousands):

	January 1, 2015	Acquisition (1)	Effect of Foreign Currency	September 30, 2015
Americas	$193,831	$-	$(6,390)	$187,441
EMEA	-	9,574	(103)	9,471

	$193,831	$9,574	$(6,493)	$196,912

(1) See Note 2, Acquisition of Qelp, for further information.

The Company has five reporting units with goodwill and performs its annual goodwill impairment test during the third quarter, or more frequently, if indicators of impairment exist.

For the annual goodwill impairment test, the Company elected to forgo the option to first assess qualitative factors and performed its annual two-step goodwill impairment test as of July 31, 2015. Under ASC 350, the carrying value of assets is calculated at the reporting unit level. The quantitative assessment of goodwill includes comparing a reporting unit’s calculated fair value to its carrying value. The calculation of fair value requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth, the useful life over which cash flows will occur and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. If the fair value of the reporting unit is less than its carrying value, goodwill is considered impaired and an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value.

The process of evaluating the fair value of the reporting units is highly subjective and requires significant judgment and estimates as the reporting units operate in a number of markets and geographical regions. The Company used an average of the income and market approaches to determine its best estimates of fair value which incorporated the following significant assumptions:

●	Revenue projections, including revenue growth during the forecast periods;
●	EBITDA margin projections over the forecast periods;
●	Estimated income tax rates;
●	Estimated capital expenditures; and
●	Discount rates based on various inputs, including the risks associated with the specific reporting units as well as their revenue growth and EBITDA margin assumptions.

As of July 31, 2015, the Company concluded that goodwill was not impaired for all five of the reporting units. While the fair values of four of the reporting units were substantially in excess of their carrying value, the Qelp reporting unit’s fair value approximated its carrying value due to the proximity to the acquisition date of July 2, 2015. The newly acquired Qelp reporting unit’s carrying value was $15.6 million at July 31, 2015, including $9.4 million of goodwill. The estimate of fair value was based on generally accepted valuation techniques and the significant assumptions outlined above.

Note 6. Financial Derivatives

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

The deferred gains (losses) and related taxes on the Company’s cash flow hedges recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) in the accompanying Condensed Consolidated Balance Sheets are as follows (in thousands):

	September 30, 2015	December 31, 2014
Deferred gains (losses) in AOCI	$(680)	$(157)
Tax on deferred gains (losses) in AOCI	65	46

Deferred gains (losses) in AOCI, net of taxes	$(615)	$(111)

Deferred gains (losses) expected to be reclassified to “Revenues” from AOCI during the next twelve months	$(680)

Deferred gains (losses) and other future reclassifications from AOCI will fluctuate with movements in the underlying market price of the forward contracts and options.

Net Investment Hedge – During the nine months ended September 30, 2015 and 2014, the Company entered into foreign exchange forward contracts to hedge its net investment in a foreign operation, as defined under ASC 815. The purpose of these derivative instruments is to protect the Company’s interests against the risk that the net assets of certain foreign subsidiaries will be adversely affected by changes in exchange rates and economic exposures related to the Company’s foreign currency-based investments in these subsidiaries.

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

The Company had the following outstanding foreign currency forward contracts and options (in thousands):

	As of September 30, 2015		As of December 31, 2014
Contract Type	Notional Amount in USD	Settle Through Date	Notional Amount in USD	Settle Through Date
Cash flow hedges: (1)
Options:
Philippine Pesos	$79,000	September 2016	$73,000	December 2015

Forwards:
Philippine Pesos	500	October 2015	9,000	March 2015
Costa Rican Colones	46,300	August 2016	51,600	October 2015
Hungarian Forints	686	December 2015	-	-
Romanian Leis	2,664	December 2015	10,414	December 2015

Net investment hedges: (2)
Forwards:
Euros	63,470	March 2016	51,648	March 2016

Non-designated hedges: (3)
Forwards	51,192	December 2015	64,541	March 2015

(1)	Cash flow hedge as defined under ASC 815. Purpose is to protect against the risk that eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates.
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

Master netting agreements exist with each respective counterparty to reduce credit risk by permitting net settlement of derivative positions. In the event of default by the Company or one of its counterparties, these agreements include a set-off clause that provides the non-defaulting party the right to net settle all derivative transactions, regardless of the currency and settlement date. The maximum amount of loss due to credit risk that, based on gross fair value, the Company would incur if parties to the derivative transactions that make up the concentration failed to perform according to the terms of the contracts was $9.7 million and $5.5 million as of September 30, 2015 and December 31, 2014, respectively. After consideration of these netting arrangements and offsetting positions by counterparty, the total net settlement amount as it relates to these positions are asset positions of $9.2 million and $4.4 million as of September 30, 2015 and December 31, 2014, respectively, and liability positions of $0.5 million and $0.1 million as of September 30, 2015 and December 31, 2014, respectively.

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

The following tables present the fair value of the Company’s derivative instruments included in the accompanying Condensed Consolidated Balance Sheets (in thousands):

	Derivative Assets
	September 30, 2015	December 31, 2014
	Fair Value	Fair Value
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts (1)	$904	$974

Derivatives designated as net investment hedging instruments under ASC 815:
Foreign currency forward contracts (1)	8,545	-
Foreign currency forward contracts (2)	-	4,060

	9,449	5,034

Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts (1)	226	515

Total derivative assets	$9,675	$5,549

	Derivative Liabilities
	September 30, 2015	December 31, 2014
	Fair Value	Fair Value
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts (3)	$813	$406

Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts (3)	136	855

Total derivative liabilities	$949	$1,261

(1)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheets.
(2)	Included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets.
(3)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheets.

The following tables present the effect of the Company’s derivative instruments included in the accompanying Condensed Consolidated Financial Statements for the three months ended September 30, 2015 and 2014 (in thousands):

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Gain (Loss) Reclassified From Accumulated AOCI Into “Revenues” (Effective Portion)		Gain (Loss) Recognized in “Revenues” on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts	$(1,090)	$(1,280)	$553	$(652)	$11	$(1)

Derivatives designated as net investment hedging instruments under ASC 815:
Foreign currency forward contracts	(25)	3,999	-	-	-	-

	$(1,115)	$2,719	$553	$(652)	$11	$(1)

		Gain (Loss) Recognized
	Statement of	on Derivatives
	Operations	September 30,
	Location	2015	2014
Derivatives not designated as hedging instruments under ASC 815:

	Other income
Foreign currency forward contracts	and (expense)	$1,727	$(386)
Foreign currency forward contracts	Revenues	(8)	-

		$1,719	$(386)

The following tables present the effect of the Company’s derivative instruments included in the accompanying Condensed Consolidated Financial Statements for the nine months ended September 30, 2015 and 2014 (in thousands):

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Gain (Loss) Reclassified From Accumulated AOCI Into “Revenues” (Effective Portion)		Gain (Loss) Recognized in “Revenues” on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts	$1,322	$(3,823)	$1,881	$(4,781)	$13	$(5)

Derivatives designated as net investment hedging instruments under ASC 815:
Foreign currency forward contracts	4,485	4,161	-	-	-	-

	$5,807	$338	$1,881	$(4,781)	$13	$(5)

		Gain (Loss) Recognized
	Statement of	on Derivatives
	Operations	September 30,
	Location	2015	2014
Derivatives not designated as hedging instruments under ASC 815:

	Other income
Foreign currency forward contracts	and (expense)	$1,630	$(994)
Foreign currency forward contracts	Revenues	(4)	-

		$1,626	$(994)

Note 7. Investments Held in Rabbi Trust

The Company’s investments held in rabbi trust, classified as trading securities and included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheets, at fair value, consist of the following (in thousands):

	September 30, 2015		December 31, 2014
	Cost	Fair Value	Cost	Fair Value
Mutual funds	$6,047	$7,400	$5,160	$6,952

The mutual funds held in rabbi trust were 79% equity-based and 21% debt-based as of September 30, 2015. Net investment income (losses), included in “Other income (expense)” in the accompanying Condensed Consolidated Statements of Operations consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gross realized gains from sale of trading securities	$-	$153	$20	$156
Gross realized (losses) from sale of trading securities	-	-	(1)	-
Dividend and interest income	9	9	27	27
Net unrealized holding gains (losses)	(543)	(308)	(470)	(29)

Net investment income (losses)	$(534)	$(146)	$(424)	$154

Note 8. Property and Equipment

In February 2015, customer contact management centers (the “facilities”) located in Perry County, Kentucky, Buchanan County, Virginia and Wise, Virginia experienced damage to the buildings and contents as a result of winter storms. The Company filed an insurance claim with its property insurance company to recover losses of $1.6 million. The Company received $0.5 million and $1.1 million in April 2015 and July 2015, respectively, for costs to clean up and repair the facilities and business interruption. The Company completed the necessary clean up and repairs. The claim was finalized during the third quarter of 2015, resulting in a $0.9 million net gain on insurance settlement included in “General and administrative” in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015.

Note 9. Deferred Revenue

The components of deferred revenue consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Future service	$23,669	$25,222
Estimated potential penalties and holdbacks	7,167	9,023

	$30,836	$34,245

Note 10. Deferred Grants

The components of deferred grants, net of accumulated amortization, consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Property grants	$4,551	$5,110
Lease grants	393	-
Employment grants	198	207

Total deferred grants	5,142	5,317
Less: Property grants - short-term (1)	-	-
Less: Lease grants - short-term (1)	-	-
Less: Employment grants - short-term (1)	(198)	(207)

Total long-term deferred grants (2)	$4,944	$5,110

(1)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheets.
(2)	Included in “Deferred grants” in the accompanying Condensed Consolidated Balance Sheets.

Note 11. Borrowings

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

Borrowings consist of the following (in thousands):

	September 30, 2015	December 31, 2014
Revolving credit facility	$70,000	$75,000
Less: Current portion	-	-

Total long-term debt	$70,000	$75,000

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

In May 2015, the Company paid an underwriting fee of $0.9 million for the 2015 Credit Agreement, which is deferred and amortized over the term of the loan, along with the deferred loan fees of $0.4 million related to the 2012 Credit Agreement. The Company expensed $0.1 million of the remaining deferred loan fees related to the 2012 Credit Agreement.

The following table presents information related to our credit agreements (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Average daily utilization	$65,435	$79,000	$69,952	$88,462

Interest expense, including commitment fee (1)	$327	$339	$965	$1,088

Weighted average interest rate	2.0%	1.7%	1.9%	1.6%

(1) Excludes the amortization of deferred loan fees.

Note 12. Accumulated Other Comprehensive Income (Loss)

The Company presents data in the Condensed Consolidated Statements of Changes in Shareholders’ Equity in accordance with ASC 220 “Comprehensive Income” (“ASC 220”). ASC 220 establishes rules for the reporting of comprehensive income (loss) and its components. The components of accumulated other comprehensive income (loss) consist of the following (in thousands):

	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedge	Unrealized Actuarial Gain (Loss) Related to Pension Liability	Unrealized Gain (Loss) on Cash Flow Hedging Instruments	Unrealized Gain (Loss) on Post Retirement Obligation	Total
Balance at January 1, 2014	$12,751	$(3,683)	$1,150	$(2,535)	$314	$7,997
Pre-tax amount	(34,947)	6,344	(50)	(2,790)	77	(31,366)
Tax (provision) benefit	-	(2,385)	57	(17)	-	(2,345)
Reclassification of (gain) loss to net income	-	-	(35)	5,237	(49)	5,153
Foreign currency translation	120	-	(114)	(6)	-	-

Balance at December 31, 2014	(22,076)	276	1,008	(111)	342	(20,561)
Pre-tax amount	(28,820)	4,485	-	1,335	74	(22,926)
Tax (provision) benefit	-	(1,602)	-	47	-	(1,555)
Reclassification of (gain) loss to net income	-	-	(31)	(1,921)	(46)	(1,998)
Foreign currency translation	7	-	(42)	35	-	-

Balance at September 30, 2015	$(50,889)	$3,159	$935	$(615)	$370	$(47,040)

The following table summarizes the amounts reclassified to net income from accumulated other comprehensive income (loss) and the associated line item in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Statements of Operations
	2015	2014	2015	2014	Location
Actuarial Gain (Loss) Related to Pension
Liability: (1)
Pre-tax amount	$10	$12	$31	$37	Direct salaries and related costs
Tax (provision) benefit	-	-	-	-	Income taxes

Reclassification to net income	10	12	31	37

Gain (Loss) on Cash Flow Hedging
Instruments: (2)
Pre-tax amount	564	(653)	1,894	(4,786)	Revenues
Tax (provision) benefit	16	(5)	27	108	Income taxes

Reclassification to net income	580	(658)	1,921	(4,678)

Gain (Loss) on Post Retirement
Obligation: (1)
Pre-tax amount	18	13	46	36	General and administrative
Tax (provision) benefit	-	-	-	-	Income taxes

Reclassification to net income	18	13	46	36

Total reclassification of gain (loss) to net

income	$608	$(633)	$1,998	$(4,605)

(1) See Note 16, Defined Benefit Pension Plan and Postretirement Benefits, for further information. (2) See Note 6, Financial Derivatives, for further information.

Except as discussed in Note 13, Income Taxes, earnings associated with the Company’s investments in its foreign subsidiaries are considered to be indefinitely reinvested and no provision for income taxes on those earnings or translation adjustments have been provided.

Note 13. Income Taxes

The Company’s effective tax rate was 14.2% and 22.5% for the three months ended September 30, 2015 and 2014, respectively. The decrease in the effective tax rate is predominately due to the recognition of a $2.2 million previously unrecognized tax benefit arising from statute of limitations expirations and a $1.3 million reversal of a valuation allowance on deferred tax assets where it is more likely than not the assets will be realized due to cumulative three year profitability. In addition, the change in tax rate was affected by shifts in earnings among the various jurisdictions in which the Company operates, as well as several factors that are not individually material. The difference between the Company’s effective tax rate of 14.2% as compared to the U.S. statutory federal income tax rate of 35.0% was primarily due to the aforementioned factors in conjunction with the recognition of tax benefits resulting from foreign tax rate differentials, income earned in certain tax holiday jurisdictions, changes in uncertain tax positions, adjustments of valuation allowances and tax credits, partially offset by the tax impact of permanent differences and foreign withholding taxes.

The Company’s effective tax rate was 22.1% and 23.4% for the nine months ended September 30, 2015 and 2014, respectively. The decrease in the effective tax rate is due to the $2.2 million recognition of a previously unrecognized tax benefit and a $1.3 million reversal of a valuation allowance on deferred tax assets, as explained above. Additionally, the change in tax rate was affected by several factors, including fluctuations in earnings among the various jurisdictions in which the Company operates, none of which are individually material. The difference between the Company’s effective tax rate of 22.1% as compared to the U.S. statutory federal income tax rate of 35.0% was primarily due to the aforementioned factors in conjunction with the recognition of tax benefits resulting from foreign tax rate differentials, income earned in certain tax holiday jurisdictions, changes in uncertain tax positions, adjustments of valuation allowances and tax credits, partially offset by the tax impact of permanent differences and foreign withholding taxes.

The Company has accrued $8.7 million and $13.3 million as of September 30, 2015 and December 31, 2014, respectively, excluding penalties and interest, for the liability for unrecognized tax benefits. The decrease is primarily due to the recognition of $2.2 million of tax benefits resulting from the expiration of the statute of limitations, as previously mentioned, and the effects of foreign exchange rate adjustments. As of December 31, 2014, $2.7 million of unrecognized tax benefits was recorded to “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet in accordance with ASU 2013-11 “Income Taxes (Topic 740) – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The $8.7 million and the remaining $10.6 million of the unrecognized tax benefits at September 30, 2015 and December 31, 2014, respectively, are recorded in “Long-term income tax liabilities” in the accompanying Condensed Consolidated Balance Sheets.

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

The Company is currently under audit in several tax jurisdictions. The Company received assessments for the Canadian 2003-2009 audit. Requests for Competent Authority Assistance were filed with both the Canadian Revenue Agency and the U.S. Internal Revenue Service and the Company paid mandatory security deposits to Canada as part of this process. The total amount of deposits, net of the effects of foreign exchange rate adjustments, are $13.9 million and $15.9 million as of September 30, 2015 and December 31, 2014, respectively, and are included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets. Although the outcome of examinations by taxing authorities is always uncertain, the Company believes it is adequately reserved for these audits and resolution is not expected to have a material impact on its financial condition and results of operations.

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

The numbers of shares used in the earnings per share computation are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Basic:
Weighted average common shares outstanding	41,783	42,704	41,992	42,721
Diluted:
Dilutive effect of stock appreciation rights, restricted stock, restricted stock units and shares held in a rabbi trust	301	133	345	123

Total weighted average diluted shares outstanding	42,084	42,837	42,337	42,844

Anti-dilutive shares excluded from the diluted earnings per share calculation	14	30	25	4

On August 18, 2011, the Company’s Board of Directors (the “Board”) authorized the Company to purchase up to 5.0 million shares of its outstanding common stock (the “2011 Share Repurchase Program”). A total of 4.9 million shares have been repurchased under the 2011 Share Repurchase Program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price, management discretion and general market conditions. The 2011 Share Repurchase Program has no expiration date.

The shares repurchased under the Company’s share repurchase programs were as follows (in thousands, except per share amounts):

	Total Number			Total Cost of
	of Shares	Range of Prices Paid Per Share		Shares
	Repurchased	Low	High	Repurchased

Three Months Ended:
September 30, 2015	354	$24.30	$25.00	$8,746
September 30, 2014	138	$19.82	$20.00	$2,745
Nine Months Ended:
September 30, 2015	854	$22.81	$25.00	$20,715
September 30, 2014	268	$19.82	$20.00	$5,350

Note 15. Commitments and Loss Contingency

Commitments

During the nine months ended September 30, 2015, the Company entered into several leases in the ordinary course of business. The following is a schedule of future minimum rental payments required under operating leases that have noncancelable lease terms as of September 30, 2015 (in thousands):

Amount

2015 (remaining three months)	$1,038
2016	11,847
2017	11,909
2018	11,559
2019	11,140
2020	10,160
2021 and thereafter	19,270

Total minimum payments required	$76,923

During the nine months ended September 30, 2015, the Company entered into agreements with third-party vendors in the ordinary course of business whereby the Company committed to purchase goods and services used in its normal operations. These agreements, which are not cancelable, generally range from one to five year periods and contain fixed or minimum annual commitments. Certain of these agreements allow for renegotiation of the minimum annual commitments based on certain conditions. The following is a schedule of the future minimum purchases remaining under the agreements as of September 30, 2015 (in thousands):

Amount

2015 (remaining three months)	$2,987
2016	2,673
2017	1,669
2018	-
2019	-
2020	-
2021 and thereafter	-

Total minimum payments required	$7,329

On July 2, 2015, the Company completed the Qelp acquisition, which included contingent consideration of $6.0 million, based on achieving targets tied to revenues and EBITDA for the years ended December 31, 2016, 2017 and 2018. The estimated future value of the contingent consideration is $9.1 million and is expected to be paid over a three year period.

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

Note 16. Defined Benefit Pension Plan and Postretirement Benefits

Defined Benefit Pension Plans

The following table provides information about the net periodic benefit cost for the Company’s pension plans (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Service cost	$101	$101	$329	$302
Interest cost	31	31	102	92
Recognized actuarial (gains)	(10)	(13)	(31)	(37)

Net periodic benefit cost	$122	$119	$400	$357

Employee Retirement Savings Plans

The Company maintains a 401(k) plan covering defined employees who meet established eligibility requirements. Under the plan provisions, the Company matches 50% of participant contributions to a maximum matching amount of 2% of participant compensation. The Company’s contributions included in the accompanying Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
401(k) plan contributions	$181	$214	$652	$694

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

	September 30, 2015	December 31, 2014
Postretirement benefit obligation	$22	$46

Unrealized gains (losses) in AOCI (1)	$370	$342

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

Note 17. Stock-Based Compensation

The Company’s stock-based compensation plans include the 2011 Equity Incentive Plan, the Non-Employee Director Fee Plan and the Deferred Compensation Plan. The following table summarizes the stock-based compensation expense (primarily in the Americas), income tax benefits related to the stock-based compensation and excess tax benefits (deficiencies) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Stock-based compensation (expense) (1)	$(2,600)	$(2,738)	$(5,884)	$(4,429)
Income tax benefit (2)	992	958	2,207	1,550
Excess tax benefit (deficiency) from stock-based compensation (3)	40	-	209	(30)

(1)	Included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations.
(2)	Included in “Income taxes” in the accompanying Condensed Consolidated Statements of Operations.
(3)	Included in “Additional paid-in capital” in the accompanying Condensed Consolidated Statements of Changes in Shareholders’ Equity.

There were no capitalized stock-based compensation costs as of September 30, 2015 and December 31, 2014.

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

The following table summarizes the assumptions used to estimate the fair value of SARs granted:

	Nine Months Ended September 30,
	2015	2014
Expected volatility	34.1%	38.9%
Weighted-average volatility	34.1%	38.9%
Expected dividend rate	0.0%	0.0%
Expected term (in years)	5.0	5.0
Risk-free rate	1.6%	1.7%

The following table summarizes SARs activity as of September 30, 2015 and for the nine months then ended:

Stock Appreciation Rights	Shares (000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)

Outstanding at January 1, 2015	959	$-
Granted	217	$-
Exercised	(604)	$-
Forfeited or expired	-	$-

Outstanding at September 30, 2015	572	$-	7.9	$2,473

Vested or expected to vest at September 30, 2015	572	$-	7.9	$2,473

Exercisable at September 30, 2015	148	$-	5.2	$855

The following table summarizes information regarding SARs granted and exercised (in thousands, except per SAR amounts):

	Nine Months Ended September 30,
	2015	2014
Number of SARs granted	217	246
Weighted average grant-date fair value per SAR	$8.17	$7.20
Intrinsic value of SARs exercised	$4,792	$333
Fair value of SARs vested	$1,302	$1,553

The following table summarizes nonvested SARs activity as of September 30, 2015 and for the nine months then ended:

		Weighted
		Average Grant-
Nonvested Stock Appreciation Rights	Shares (000s)	Date Fair Value

Nonvested at January 1, 2015	411	$6.61
Granted	217	$8.17
Vested	(204)	$6.41
Forfeited or expired	-	$-

Nonvested at September 30, 2015	424	$7.50

As of September 30, 2015, there was $2.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested SARs granted under the 2011 Plan. This cost is expected to be recognized over a weighted average period of 1.4 years.

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

The following table summarizes nonvested restricted shares/RSUs activity as of September 30, 2015 and for the nine months then ended:

Nonvested Restricted Shares and RSUs	Shares (000s)	Weighted Average Grant- Date Fair Value

Nonvested at January 1, 2015	1,194	$16.80
Granted	441	$25.06
Vested	(125)	$16.10
Forfeited or expired	(264)	$15.71

Nonvested at September 30, 2015	1,246	$20.03

The following table summarizes information regarding restricted shares/RSUs granted and vested (in thousands, except per restricted share/RSU amounts):

	Nine Months Ended September 30,
	2015	2014
Number of restricted shares/RSUs granted	441	500
Weighted average grant-date fair value per restricted share/RSU	$25.06	$19.77
Fair value of restricted shares/RSUs vested	$2,019	$895

As of September 30, 2015, based on the probability of achieving the performance goals, there was $16.9 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted shares/RSUs granted under the 2011 Plan. This cost is expected to be recognized over a weighted average period of 1.8 years.

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

The following table summarizes nonvested common stock share award activity as of September 30, 2015 and for the nine months then ended:

Nonvested Common Stock Share Awards	Shares (000s)	Weighted Average Grant- Date Fair Value

Nonvested at January 1, 2015	12	$20.24
Granted	32	$24.70
Vested	(25)	$23.08
Forfeited or expired	-	$-

Nonvested at September 30, 2015	19	$24.06

The following table summarizes information regarding common stock share awards granted and vested (in thousands, except per share award amounts):

	Nine Months Ended September 30,
	2015	2014
Number of share awards granted	32	36
Weighted average grant-date fair value per share award	$24.70	$20.15
Fair value of share awards vested	$580	$470

As of September 30, 2015, there was $0.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested common stock share awards granted under the Fee Plan. This cost is expected to be recognized over a weighted average period of 0.4 years.

Deferred Compensation Plan — The Company’s non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”), which is not shareholder-approved, was adopted by the Board effective December 17, 1998, It was last amended and restated on August 20, 2014, effective as of January 1, 2014. It provides certain eligible employees the ability to defer any portion of their compensation until the participant’s retirement, termination, disability or death, or a change in control of the Company. Using the Company’s common stock, the Company matches 50% of the amounts deferred by certain senior management participants on a quarterly basis up to a total of $12,000 per year for the president, chief executive officer and executive vice presidents and $7,500 per year for senior vice presidents, global vice presidents and vice presidents (participants below the level of vice president are not eligible to receive matching contributions from the Company). Matching contributions and the associated earnings vest over a seven year service period. Deferred compensation amounts used to pay benefits, which are held in a rabbi trust, include investments in various mutual funds and shares of the Company’s common stock (see Note 7,

Investments Held in Rabbi Trust). As of September 30, 2015 and December 31, 2014, liabilities of $7.4 million and $7.0 million, respectively, of the Deferred Compensation Plan were recorded in “Accrued employee compensation and benefits” in the accompanying Condensed Consolidated Balance Sheets.

Additionally, the Company’s common stock match associated with the Deferred Compensation Plan, with a carrying value of approximately $1.6 million and $1.5 million at September 30, 2015 and December 31, 2014, respectively, is included in “Treasury stock” in the accompanying Condensed Consolidated Balance Sheets.

The following table summarizes nonvested common stock activity as of September 30, 2015 and for the nine months then ended:

Nonvested Common Stock	Shares (000s)	Weighted Average Grant- Date Fair Value

Nonvested at January 1, 2015	5	$17.88
Granted	8	$24.83
Vested	(10)	$22.91
Forfeited or expired	-	$-

Nonvested at September 30, 2015	3	$19.36

The following table summarizes information regarding shares of common stock granted and vested (in thousands, except per common stock amounts):

	Nine Months Ended September 30,
	2015	2014
Number of shares of common stock granted	8	10
Weighted average grant-date fair value per common stock	$24.83	$20.34
Fair value of common stock vested	$235	$198
Cash used to settle the obligation	$65	$518

As of September 30, 2015, there was less than $0.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested common stock granted under the Deferred Compensation Plan. This cost is expected to be recognized over a weighted average period of 2.0 years.

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

The reportable segments consist of (1) the Americas, which includes the United States, Canada, Latin America, Australia and the Asia Pacific Rim, and provides outsourced customer contact management solutions (with an emphasis on technical support and customer service) and technical staffing and (2) EMEA, which includes Europe, the Middle East and Africa, and provides outsourced customer contact management solutions (with an emphasis on technical support and customer service), digital customer support and fulfillment services. The sites within Latin America, Australia and the Asia Pacific Rim are included in the Americas segment given the nature of the business and client profile, which is primarily made up of U.S.-based companies that are using the Company’s services in these locations to support their customer contact management needs.

Information about the Company’s reportable segments is as follows (in thousands):

	Americas	EMEA	Other (1)	Consolidated

Three Months Ended September 30, 2015:
Revenues	$257,421	$60,481	$22	$317,924
Percentage of revenues	81.0%	19.0%	0.0%	100.0%

Depreciation, net	$9,474	$1,161	$303	$10,938
Amortization of intangibles	$3,397	$241	$-	$3,638

Income (loss) from operations	$33,541	$4,629	$(13,663)	$24,507
Other (expense), net			(1,187)	(1,187)
Income taxes			(3,310)	(3,310)

Net income				$20,010

Total assets as of September 30, 2015	$1,062,488	$1,420,022	$(1,537,895)	$944,615

Three Months Ended September 30, 2014:
Revenues	$267,421	$65,250	$-	$332,671
Percentage of revenues	80.4%	19.6%	0.0%	100.0%

Depreciation, net	$10,304	$1,212	$-	$11,516
Amortization of intangibles	$3,597	$-	$-	$3,597

Income (loss) from operations	$28,294	$6,964	$(13,166)	$22,092
Other (expense), net			(621)	(621)
Income taxes			(4,833)	(4,833)

Net income				$16,638

Total assets as of September 30, 2014	$1,091,661	$1,365,437	$(1,518,824)	$938,274

	Americas	EMEA	Other (1)	Consolidated

Nine Months Ended September 30, 2015:
Revenues	$771,276	$177,728	$58	$949,062
Percentage of revenues	81.3%	18.7%	0.0%	100.0%

Depreciation, net	$28,659	$3,388	$957	$33,004
Amortization of intangibles	$10,263	$241	$-	$10,504

Income (loss) from operations	$94,751	$11,386	$(40,872)	$65,265
Other (expense), net			(2,915)	(2,915)
Income taxes			(13,789)	(13,789)

Net income				$48,561

Nine Months Ended September 30, 2014:
Revenues	$785,330	$192,268	$-	$977,598
Percentage of revenues	80.3%	19.7%	0.0%	100.0%

Depreciation, net	$30,552	$3,584	$-	$34,136
Amortization of intangibles	$10,907	$-	$-	$10,907

Income (loss) from operations	$72,076	$11,409	$(36,488)	$46,997
Other (expense), net			(940)	(940)
Income taxes			(10,769)	(10,769)

Net income				$35,288

(1)

Other items (including corporate and other costs, impairment costs, other income and expense, and income taxes) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the tables above for the three and nine months ended September 30, 2015 and 2014. Inter-segment revenues are not material to the Americas and EMEA segment results. The Company evaluates the performance of its geographic segments based on revenues and income (loss) from operations, and does not include segment assets or other income and expense items for management reporting purposes.

Note 19. Other Income (Expense)

Other income (expense) consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Foreign currency transaction gains (losses)	$(1,926)	$13	$(2,951)	$644
Gains (losses) on foreign currency derivative instruments not designated as hedges	1,727	(386)	1,630	(994)
Other miscellaneous income (expense)	(672)	(33)	(546)	208

	$(871)	$(406)	$(1,867)	$(142)

Note 20. Related Party Transactions

In January 2008, the Company entered into a lease for a customer contact management center located in Kingstree, South Carolina. The landlord, Kingstree Office One, LLC, is an entity controlled by John H. Sykes, the founder, former Chairman and Chief Executive Officer of the Company and the father of Charles Sykes, President and Chief Executive Officer of the Company. The lease payments on the 20-year lease were negotiated at or below market rates, and the lease is cancellable at the option of the Company. There are significant penalties for early cancellation which decrease over time. The Company paid $0.1 million to the landlord during both the three months ended September 30, 2015 and 2014 and $0.3 million during both the nine months ended September 30, 2015 and 2014 under the terms of the lease.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sykes Enterprises, Incorporated

400 North Ashley Drive

Tampa, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of September 30, 2015, and the related condensed consolidated statements of operations and comprehensive income for the three- and nine-month periods ended September 30, 2015 and 2014, of changes in shareholders’ equity for the nine-month period ended September 30, 2015, and of cash flows for the nine-month periods ended September 30, 2015 and 2014. These interim financial statements are the responsibility of the Company’s management.

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

November 3, 2015

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

Executive Summary

We provide comprehensive customer contact management solutions and services to a wide range of clients including Fortune 1000 companies, medium-sized businesses and public institutions around the world, primarily in the communications, financial services, technology/consumer, transportation and leisure and healthcare industries. We serve our clients through two geographic operating regions: the Americas (United States, Canada, Latin America, Australia and the Asia Pacific Rim) and EMEA (Europe, the Middle East and Africa). Our Americas and EMEA groups primarily provide customer contact management services (with an emphasis on inbound technical support and customer service), which include customer assistance, healthcare and roadside assistance, technical support and product sales to our clients’ customers. These services, which represented 97.3% and 98.0% of consolidated revenues during the three months ended September 30, 2015 and 2014, respectively, and 97.9% and 98.1% of consolidated revenues during the nine months ended September 30, 2015 and 2014, respectively, are delivered through multiple communication channels encompassing phone, e-mail, social media, text messaging and chat. We also provide various enterprise support services in the United States (“U.S.”) that include services for our client’s internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, we also provide digital customer support and fulfillment services, which includes order processing, payment processing, inventory control, product delivery, and product returns handling. Our complete service offering helps our clients acquire, retain and increase the lifetime value of their customer relationships. We have developed an extensive global reach with customer contact management centers throughout the United States, Canada, Europe, Latin America, Australia, the Asia Pacific Rim and Africa.

Acquisition of Qelp

On July 2, 2015, we completed the acquisition of Qelp B.V. and its subsidiary (together, known as “Qelp”), to further broaden and strengthen our service portfolio around digital customer support and extend our reach into adjacent, but complementary, markets. We refer to such acquisition herein as the “Qelp acquisition.”

The total purchase price of $15.8 million was funded by $9.8 million in cash on hand and contingent consideration with a fair value of $6.0 million as of July 2, 2015.

The results of operations of Qelp have been reflected in the accompanying Condensed Consolidated Statements of Operations since July 2, 2015.

Results of Operations

The following table sets forth, for the periods indicated, the amounts presented in the accompanying Condensed Consolidated Statements of Operations as well as the changes between the respective periods:

	Three Months Ended September 30,			Nine Months Ended September 30,

(in thousands)	2015	2014	2015 $ Change	2015	2014	2015 $ Change
Revenues	$317,924	$332,671	$(14,747)	$949,062	$977,598	$(28,536)

Operating expenses:
Direct salaries and related costs	206,139	221,598	(15,459)	622,209	664,308	(42,099)
General and administrative	72,702	73,868	(1,166)	218,080	221,250	(3,170)
Depreciation, net	10,938	11,516	(578)	33,004	34,136	(1,132)
Amortization of intangibles	3,638	3,597	41	10,504	10,907	(403)

Total operating expenses	293,417	310,579	(17,162)	883,797	930,601	(46,804)

Income from operations	24,507	22,092	2,415	65,265	46,997	18,268

Other income (expense):
Interest income	162	249	(87)	479	717	(238)
Interest (expense)	(478)	(464)	(14)	(1,527)	(1,515)	(12)
Other income (expense)	(871)	(406)	(465)	(1,867)	(142)	(1,725)

Total other income (expense)	(1,187)	(621)	(566)	(2,915)	(940)	(1,975)

Income before income taxes	23,320	21,471	1,849	62,350	46,057	16,293
Income taxes	3,310	4,833	(1,523)	13,789	10,769	3,020

Net income	$20,010	$16,638	$3,372	$48,561	$35,288	$13,273

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenues

	Three Months Ended September 30,
	2015		2014
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change
Americas	$257,421	81.0%	$267,421	80.4%	$(10,000)
EMEA	60,481	19.0%	65,250	19.6%	(4,769)
Other	22	0.0%	-	0.0%	22

Consolidated	$317,924	100.0%	$332,671	100.0%	$(14,747)

Consolidated revenues decreased $14.7 million, or (4.4)%, for the three months ended September 30, 2015 from the comparable period in 2014.

The decrease in Americas’ revenues was due to end-of-life client programs of $20.1 million and a negative foreign currency impact of $8.4 million, partially offset by higher volumes from existing clients of $13.9 million and new clients of $4.6 million. Revenues from our offshore operations represented 46.7% of Americas’ revenues, compared to 40.7% for the comparable period in 2014.

The decrease in EMEA’s revenues was due to a negative foreign currency impact of $10.5 million and end-of-life client programs of $1.5 million, partially offset by higher volumes from existing clients of $5.2 million and new clients of $2.0 million.

On a consolidated basis, we had 41,100 brick-and-mortar seats as of September 30, 2015, an increase of 100 seats from the comparable period in 2014. This increase in seats was primarily due to seat additions to support higher projected demand in the financial services, technology, communications and healthcare verticals. The capacity utilization rate on a combined basis was 80% compared to 79% in the comparable period in 2014. This increase was primarily due to higher demand.

On a geographic segment basis, 34,400 seats were located in the Americas, a decrease of 200 seats from the comparable period in 2014, and 6,700 seats were located in EMEA, an increase of 300 seats from the comparable period in 2014. Capacity utilization rates as of September 30, 2015 were 78% for the Americas and 85% for EMEA, compared to 77% and 88%, respectively, in the comparable period in 2014, with the slight increase in utilization in the Americas primarily due to higher demand and the slight decrease in utilization in EMEA primarily due to seat additions. We strive to attain an 85% capacity utilization metric at each of our locations.

We plan to add approximately 2,900 seats on a gross basis in 2015 to support higher demand, primarily in the financial services, technology and communications verticals. Approximately 2,400 seats were added during the nine months ended September 30, 2015. Total seat count on a net basis for the full year is expected to increase by 1,200 seats relative to 2014, down from the 1,700 previously expected, mainly due to the timing of the remaining seat additions that will now be added in the first quarter of 2016 rather than in 2015.

Direct Salaries and Related Costs

	Three Months Ended September 30,
	2015		2014
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$164,127	63.8%	$176,642	66.1%	$(12,515)	-2.3%
EMEA	42,012	69.5%	44,956	68.9%	(2,944)	0.6%

Consolidated	$206,139	64.8%	$221,598	66.6%	$(15,459)	-1.8%

The decrease of $15.5 million in direct salaries and related costs included a positive foreign currency impact of $8.5 million in the Americas and a positive foreign currency impact of $7.3 million in EMEA.

The decrease in Americas’ direct salaries and related costs, as a percentage of revenues, was primarily attributable to lower compensation costs of 1.9% driven by increased agent productivity within the financial services, technology and communications verticals in the current period, lower communications costs of 0.3% and lower auto tow claim costs of 0.2%, partially offset by higher other costs of 0.1%.

The increase in EMEA’s direct salaries and related costs, as a percentage of revenues, was primarily attributable to higher fulfillment materials costs of 2.6% driven by higher demand in a new client program, partially offset by lower compensation costs of 0.7%, lower billable supply costs of 0.6%, lower postage costs of 0.5% and lower other costs of 0.2%.

General and Administrative

	Three Months Ended September 30,
	2015		2014
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$46,882	18.2%	$48,584	18.2%	$(1,702)	0.0%
EMEA	12,438	20.6%	12,118	18.6%	320	2.0%
Other	13,382	-	13,166	-	216	-

Consolidated	$72,702	22.9%	$73,868	22.2%	$(1,166)	0.7%

The decrease of $1.2 million in general and administrative expenses included a positive foreign currency impact of $2.0 million in the Americas and a positive foreign currency impact of $2.2 million in EMEA.

The Americas’ general and administrative expenses, as a percentage of revenues, remained consistent with the comparable period in 2014 and was primarily attributable to higher compensation costs of 0.3% and higher other costs of 0.3%, offset by lower equipment and maintenance costs of 0.3% and lower insurance costs of 0.3% due to the net (gain) on insurance settlement.

The increase in EMEA’s general and administrative expenses, as a percentage of revenues, was primarily attributable to higher compensation costs of 0.7%, higher severance costs of 0.3%, higher consulting costs of 0.3%, higher bad debt expense of 0.2%, higher facility-related costs of 0.1% and higher other costs of 0.4%.

The increase of $0.2 million in Other general and administrative expenses, which includes corporate and other costs, was primarily attributable to higher consulting costs of $0.4 million and higher software maintenance costs of $0.3 million, partially offset by lower compensation costs of $0.4 million and lower other costs of $0.1 million.

Depreciation and Amortization

	Three Months Ended September 30,
	2015		2014
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Depreciation, net:
Americas	$9,474	3.7%	$10,304	3.9%	$(830)	-0.2%
EMEA	1,161	1.9%	1,212	1.9%	(51)	0.0%
Other	303	-	-	-	303	-

Consolidated	$10,938	3.4%	$11,516	3.5%	$(578)	-0.1%

Amortization of intangibles:
Americas	$3,397	1.3%	$3,597	1.3%	$(200)	0.0%
EMEA	241	0.4%	-	0.0%	241	0.4%
Other	-	-	-	-	-	-

Consolidated	$3,638	1.1%	$3,597	1.1%	$41	0.0%

The decrease in depreciation was primarily due to certain fully depreciated net fixed assets.

Amortization remained consistent with the comparable period in 2014, resulting from the addition of intangibles assets acquired in conjunction with the 2015 Qelp acquisition, offset by certain fully amortized intangible assets.

Other Income (Expense)

	Three Months Ended September 30,
(in thousands)	2015	2014	$ Change
Interest income	$162	$249	$(87)

Interest (expense)	$(478)	$(464)	$(14)

Other income (expense):
Foreign currency transaction gains (losses)	$(1,926)	$13	$(1,939)
Gains (losses) on foreign currency derivative instruments not designated as hedges	1,727	(386)	2,113
Other miscellaneous income (expense)	(672)	(33)	(639)

Total other income (expense)	$(871)	$(406)	$(465)

Interest income and interest (expense) remained consistent with the comparable period in 2014.

Income Taxes

	Three Months Ended September 30,
(in thousands)	2015	2014	$ Change
Income before income taxes	$23,320	$21,471	$1,849
Income taxes	$3,310	$4,833	$(1,523)
			% Change
Effective tax rate	14.2%	22.5%	-8.3%

The decrease in the effective tax rate in 2015 compared to 2014 is due to the recognition of a $2.2 million previously unrecognized tax benefit and a $1.3 million reversal of a valuation allowance on deferred tax assets where it is more likely than not the assets will be realized. The change in the effective tax rate was also affected by several other factors, including fluctuations in earnings among the various jurisdictions in which we operate, none of which are individually material.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

Revenues

	Nine Months Ended September 30,
	2015		2014
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change
Americas	$771,276	81.3%	$785,330	80.3%	$(14,054)
EMEA	177,728	18.7%	192,268	19.7%	(14,540)
Other	58	0.0%	-	0.0%	58

Consolidated	$949,062	100.0%	$977,598	100.0%	$(28,536)

Consolidated revenues decreased $28.5 million, or (2.9)%, for the nine months ended September 30, 2015 from the comparable period in 2014.

The decrease in Americas’ revenues was due to end-of-life client programs of $68.6 million and a negative foreign currency impact of $16.1 million, partially offset by higher volumes from existing clients of $61.0 million and new clients of $9.6 million. Revenues from our offshore operations represented 45.1% of Americas’ revenues, compared to 38.8% for the comparable period in 2014.

The decrease in EMEA’s revenues was due to a negative foreign currency impact of $35.5 million and end-of-life client programs of $3.0 million, partially offset by higher volumes from existing clients of $20.5 million and new clients of $3.5 million.

Direct Salaries and Related Costs

	Nine Months Ended September 30,
	2015		2014
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$495,168	64.2%	$525,030	66.9%	$(29,862)	-2.7%
EMEA	127,041	71.5%	139,278	72.4%	(12,237)	-0.9%

Consolidated	$622,209	65.6%	$664,308	68.0%	$(42,099)	-2.4%

The decrease of $42.1 million in direct salaries and related costs included a positive foreign currency impact of $19.0 million in the Americas and a positive foreign currency impact of $25.5 million in EMEA.

The decrease in Americas’ direct salaries and related costs, as a percentage of revenues, was primarily attributable to lower compensation costs of 2.4% driven by increased agent productivity within the technology, communications and financial services verticals in the current period, lower communication costs of 0.2% and lower other costs of 0.1%.

The decrease in EMEA’s direct salaries and related costs, as a percentage of revenues, was primarily attributable to lower compensation costs of 2.0% driven by the ramp up in the prior period for new and existing client programs principally in the communications vertical, lower billable supply costs of 0.4%, lower postage costs of 0.3% and lower other costs of 0.2%, partially offset by higher fulfillment materials costs of 2.0% driven by higher demand in a new client program.

General and Administrative

	Nine Months Ended September 30,
	2015		2014
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$142,435	18.5%	$146,765	18.7%	$(4,330)	-0.2%
EMEA	35,672	20.1%	37,997	19.8%	(2,325)	0.3%
Other	39,973	-	36,488	-	3,485	-

Consolidated	$218,080	23.0%	$221,250	22.6%	$(3,170)	0.4%

The decrease of $3.2 million in general and administrative expenses included a positive foreign currency impact of $4.2 million in the Americas and a positive foreign currency impact of $7.0 million in EMEA.

The decrease in Americas’ general and administrative expenses, as a percentage of revenues, was primarily attributable to lower communication costs of 0.2%, lower equipment and maintenance costs of 0.2% and lower other taxes of 0.2%, partially offset by higher other costs of 0.4%.

The increase in EMEA’s general and administrative expenses, as a percentage of revenues, was primarily attributable to higher facility-related costs of 0.2% and higher severance costs of 0.2%, partially offset by lower other costs of 0.1%.

The increase of $3.5 million in Other general and administrative expenses, which includes corporate and other costs, was primarily attributable to higher compensation costs of $1.6 million, higher consulting costs of $0.9 million, higher software maintenance costs of $0.7 million, higher merger and integration costs of $0.5 million and higher travel costs of $0.5 million, partially offset by lower charitable contributions costs of $0.3 million and lower other costs of $0.4 million.

Depreciation and Amortization

	Nine Months Ended September 30,
	2015		2014
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Depreciation, net:
Americas	$28,659	3.7%	$30,552	3.9%	$(1,893)	-0.2%
EMEA	3,388	1.9%	3,584	1.9%	(196)	0.0%
Other	957	-	-	-	957	-

Consolidated	$33,004	3.5%	$34,136	3.5%	$(1,132)	0.0%

Amortization of intangibles:
Americas	$10,263	1.3%	$10,907	1.4%	$(644)	-0.1%
EMEA	241	0.1%	-	0.0%	241	0.1%
Other	-	-	-	-	-	-

Consolidated	$10,504	1.1%	$10,907	1.1%	$(403)	0.0%

The decrease in depreciation was primarily due to certain fully depreciated net fixed assets.

The decrease in amortization was primarily due to certain fully amortized intangible assets, partially offset by intangibles assets acquired in conjunction with the 2015 Qelp acquisition.

Other Income (Expense)

	Nine Months Ended September 30,
(in thousands)	2015	2014	$ Change
Interest income	$479	$717	$(238)

Interest (expense)	$(1,527)	$(1,515)	$(12)

Other income (expense):
Foreign currency transaction gains (losses)	$(2,951)	$644	$(3,595)
Gains (losses) on foreign currency derivative instruments not designated as hedges	1,630	(994)	2,624
Other miscellaneous income (expense)	(546)	208	(754)

Total other income (expense)	$(1,867)	$(142)	$(1,725)

The decrease in interest income reflects lower average interest rates on invested balances of interest bearing investments in cash and cash equivalents in 2015 compared to 2014.

Interest (expense) remained consistent with the comparable period in 2014.

Income Taxes

	Nine Months Ended September 30,
(in thousands)	2015	2014	$ Change
Income before income taxes	$62,350	$46,057	$16,293
Income taxes	$13,789	$10,769	$3,020

			% Change
Effective tax rate	22.1%	23.4%	-1.3%

The decrease in the effective tax rate in 2015 compared to 2014 is due to the recognition of a $2.2 million previously unrecognized tax benefit and a $1.3 million reversal of a valuation allowance on deferred tax assets where it is more likely than not the assets will be realized. The change in the effective tax rate was also affected by several other factors, including fluctuations in earnings among the various jurisdictions in which we operate, none of which are individually material.

Client Concentration

Our top ten clients accounted for approximately 48.6% and 47.9% of our consolidated revenues in the three months ended September 30, 2015 and 2014, respectively, and 48.8% and 46.7% of our consolidated revenues in the nine months ended September 30, 2015 and 2014, respectively.

Total revenues by segment from AT&T Corporation (“AT&T”), a major provider of communication services for which we provide various customer support services over several distinct lines of AT&T businesses, were as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$50,235	19.5%	$56,240	21.0%	$163,680	21.2%	$151,302	19.3%
EMEA	724	1.2%	881	1.4%	2,287	1.3%	2,682	1.4%

	$50,959	16.0%	$57,121	17.2%	$165,967	17.5%	$153,984	15.8%

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

Total revenues by segment from our next largest client, which was in the financial services vertical in each of the periods, were as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$16,391	6.4%	$16,997	6.4%	$45,609	5.9%	$53,794	6.8%
EMEA	-	0.0%	-	0.0%	-	0.0%	-	0.0%

	$16,391	5.2%	$16,997	5.1%	$45,609	4.8%	$53,794	5.5%

Other than AT&T, total revenues by segment of our clients that each individually represents 10% or greater of that segment’s revenues in each of the periods were as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$-	0.0%	$-	0.0%	$-	0.0%	$-	0.0%
EMEA	17,000	28.1%	20,499	31.4%	51,005	28.7%	60,435	31.4%

	$17,000	5.3%	$20,499	6.2%	$51,005	5.4%	$60,435	6.2%

Business Outlook

For the twelve months ended December 31, 2015, we anticipate the following financial results:

●	Revenues in the range of $1,281.0 million to $1,286.0 million;
●	Effective tax rate of approximately 23.4%;
●	Fully diluted share count of approximately 42.5 million;
●	Diluted earnings per share in the range of $1.53 to $1.57; and
●	Capital expenditures in the range of $51.0 million to $56.0 million

We are updating our full-year 2015 revenues and diluted earnings per share outlook given the better-than-expected financial results for the third quarter, coupled with incrementally higher anticipated demand for the fourth quarter. Our revenues and earnings per share assumptions for the full year 2015 are based on foreign exchange rates as of October 2015. Therefore, the continued volatility in foreign exchange rates between the U.S. Dollar and the functional currencies of the markets we serve could have a further impact, positive or negative, on revenues and earnings per share relative to the business outlook for the full-year as disclosed above.

We anticipate total other income (expense), net of approximately $(3.7) million for the full year 2015. These amounts exclude the potential impact of any future foreign exchange gains or losses in other income (expense).

We anticipate a lower effective tax rate for full-year 2015 relative to the business outlook provided previously, driven chiefly by the unrecognized tax benefit and valuation allowance release in the third quarter of 2015.

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

On August 18, 2011, the Board authorized us to purchase up to 5.0 million shares of our outstanding common stock (the “2011 Share Repurchase Program”). A total of 4.9 million shares have been repurchased under the 2011 Share Repurchase Program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price, management discretion and general market conditions. The 2011 Share Repurchase Program has no expiration date.

During the nine months ended September 30, 2015, cash increased $94.9 million from operating activities, $5.0 million from proceeds from issuance of long-term debt, $1.5 million from proceeds from insurance settlement, $0.5 million from the proceeds from grants, $0.2 million from excess tax benefits from stock-based compensation and $0.1 million from the sale of property and equipment. The increase in cash was offset by $36.3 million used for capital expenditures, $20.7 million to repurchase common stock, $10.0 million to repay long-term debt, $9.4 million for the Qelp acquisition, $2.9 million to repurchase common stock for minimum tax withholding on equity awards, $1.0 million for loan fees related to long-term debt and $0.3 million to repay short-term debt, resulting in an $11.6 million increase in available cash (including the unfavorable effects of foreign currency exchange rates on cash and cash equivalents of $10.0 million).

Net cash flows provided by operating activities for the nine months ended September 30, 2015 were $94.9 million, compared to $66.7 million for the comparable period in 2014. The $28.2 million increase in net cash flows from operating activities was due to a $13.3 million increase in net income and a net increase of $17.9 million in cash flows from assets and liabilities, partially offset by a $3.0 million decrease in non-cash reconciling items such as depreciation, amortization, unrealized foreign currency transaction (gains) losses and deferred income taxes. The $17.9 million increase in 2015 from 2014 in cash flows from assets and liabilities was principally a result of a $25.4 million decrease in accounts receivable, partially offset by a $3.6 million decrease in deferred revenue, a $2.2 million increase in other assets, a $1.5 million decrease in taxes payable and a $0.2 million decrease in other liabilities. The $25.4 million decrease in the change in accounts receivable was primarily due to the timing of billings and collections in the nine months ended September 30, 2015 over the comparable period in 2014.

Capital expenditures, which are generally funded by cash generated from operating activities, available cash balances and borrowings available under our credit facilities, were $36.3 million for the nine months ended September 30, 2015, compared to $35.7 million for the comparable period in 2014, an increase of $0.6 million. In 2015, we anticipate capital expenditures in the range of $51.0 million to $56.0 million, primarily for new seat additions, Enterprise Resource Planning upgrades, facility upgrades, maintenance and systems infrastructure.

On May 12, 2015, we entered into a $440 million revolving credit facility (the “2015 Credit Agreement”) with a group of lenders and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent, Swing Line Lender and Issuing Lender (“KeyBank”). The 2015 Credit Agreement replaced our previous $245 million revolving credit facility dated May 3, 2012, as amended, which agreement was terminated simultaneous with entering into the 2015 Credit Agreement. The 2015 Credit Agreement is subject to certain borrowing limitations and includes certain customary financial and restrictive covenants. At September 30, 2015, we were in compliance with all loan requirements of the 2015 Credit Agreement and had $70.0 million of outstanding borrowings under this facility as of September 30, 2015.

Our credit agreements had an average daily utilization of $65.4 million and $79.0 million during the three months ended September 30, 2015 and 2014, respectively, and $70.0 million and $88.5 million during the nine months ended September 30, 2015 and 2014, respectively. During the three months ended September 30, 2015 and 2014, the related interest expense, including the commitment fee and excluding the amortization of deferred loan fees, was $0.3 million and $0.3 million, respectively, which represented weighted average interest rates of 2.0% and 1.7%, respectively. During the nine months ended September 30, 2015 and 2014, the related interest expense, including the commitment fee and excluding the amortization of deferred loan fees, was $1.0 million and $1.1 million, respectively, which represented weighted average interest rates of 1.9% and 1.6%, respectively.

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

We are currently under audit in several tax jurisdictions. We received assessments for the Canadian 2003-2009 audit. Requests for Competent Authority Assistance were filed with both the Canadian Revenue Agency and the U.S. Internal Revenue Service and we paid mandatory security deposits to Canada as part of this process. The total amount of deposits, net of the effects of foreign exchange rate adjustments, are $13.9 million and $15.9 million as of September 30, 2015 and December 31, 2014, respectively, and are included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets. Although the outcome of examinations by taxing authorities is always uncertain, we believe we are adequately reserved for these audits and resolution is not expected to have a material impact on our financial condition and results of operations.

On July 2, 2015, we completed the acquisition of Qelp B.V. and its subsidiary (together, known as “Qelp”) pursuant to the definitive Share Sale and Purchase Agreement, dated July 2, 2015. The purchase price of $15.8 million was funded through cash on hand of $9.8 million and contingent consideration of $6.0 million. The estimated future value of the contingent consideration is $9.1 million and is expected to be paid over a three year period.

As of September 30, 2015, we had $226.7 million in cash and cash equivalents, of which approximately 93.3%, or $211.6 million, was held in international operations and is deemed to be indefinitely reinvested offshore. These funds may be subject to additional taxes if repatriated to the United States, including withholding tax applied by the country of origin and an incremental U.S. income tax, net of allowable foreign tax credits. There are circumstances where we may be unable to repatriate some of the cash and cash equivalents held by our international operations due to country restrictions. We do not intend nor currently foresee a need to repatriate these funds. We expect our current domestic cash levels and cash flows from operations to be adequate to meet our domestic anticipated working capital needs, including investment activities such as capital expenditures and debt repayment for the next twelve months and the foreseeable future. However, from time to time, we may borrow funds under our 2015 Credit Agreement as a result of the timing of our working capital needs, including capital expenditures. Additionally, we expect our current foreign cash levels and cash flows from foreign operations to be adequate to meet our foreign anticipated working capital needs, including investment activities such as capital expenditures for the next twelve months and the foreseeable future.

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

Off-Balance Sheet Arrangements and Other

As of September 30, 2015, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Contractual Obligations

The following table summarizes the material changes to our contractual cash obligations as of September 30, 2015, and the effect these obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years	Other
Operating leases (1)	$76,923	$1,038	$23,756	$22,699	$29,430	$-
Purchase obligations (2)	7,329	2,987	4,342	-	-	-
Contingent consideration (3)	9,142	-	2,069	7,073	-	-

	$93,394	$4,025	$30,167	$29,772	$29,430	$-

(1)	Amounts represent the expected cash payments under our operating leases.

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

(3)

Amounts represent the estimated undiscounted cash payments associated with the Qelp acquisition. The payments are dependent upon meeting certain revenue and EBITDA targets for the years ended December 31, 2016, 2017 and 2018 to be paid in 2017, 2018 and 2019. These payments will only be made if the applicable targets are met, therefore, actual payments may differ than those disclosed above.

As a result of entering into the 2015 Credit Agreement on May 12, 2015, the maturity date of our outstanding long-term debt of $70.0 million as of September 30, 2015 is now May 12, 2020 rather than May 2, 2017 under the 2012 Credit Agreement. See Note 11, Borrowings, of “Notes to Condensed Consolidated Financial Statements” for further information.

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

New Accounting Standards Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The amendments in ASU 2014-09 outline a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and indicate that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this, an entity should identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date” (“ASU 2015-14”). The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that period. An entity should apply the amendments using either the full retrospective approach or retrospectively with a cumulative effect of initially applying the amendments recognized at the date of initial application. We are currently evaluating the methods of adoption and the impact that the adoption of ASU 2014-09 may have on our financial condition, results of operations and cash flows.

In June 2014, the FASB issued ASU 2014-12, “Compensation – Stock Compensation (Topic 718) Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification (“ASC”) Topic 718, “Compensation — Stock Compensation” (“ASC 718”), as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015; early adoption is permitted. Entities may apply the amendments either (1) prospective to all awards granted or modified after the effective date or (2) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. We do not expect the adoption of ASU 2014-12 on January 1, 2016 to materially impact our financial condition, results of operations and cash flows.

In January 2015, the FASB issued ASU 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20) Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”). This amendment eliminates from U.S. GAAP the concept of extraordinary items as part of the FASB’s initiative to reduce complexity in accounting standards. These amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015; early adoption is permitted. Entities may apply the amendments either prospectively or retrospectively to all prior periods presented in the financial statements. We do not expect the adoption of ASU 2015-01 on January 1, 2016 to materially impact our financial condition, results of operations and cash flows.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810) Amendments to the Consolidation Analysis)” (“ASU 2015-02”). These amendments are intended to improve targeted areas of the consolidation guidance for legal entities such as limited partnerships, limited liability corporations and securitization structures. These amendments affect the consolidation evaluation for reporting organizations. In addition, the amendments simplify and improve current U.S. GAAP by reducing the number of consolidation models. The amendments are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015; early adoption is permitted. Entities may apply the amendments using either a modified retrospective approach or retrospectively. We do not expect the adoption of ASU 2015-02 on January 1, 2016 to materially impact our financial condition, results of operations and cash flows.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of  Debt Issuance Costs” (“ASU 2015-03”). These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. These amendments are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Entities should apply the amendments retrospectively. We do not expect the adoption of ASU 2015-03 on January 1, 2016 to materially impact our financial condition, results of operations and cash flows.

In April 2015, the FASB issued ASU 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”). These amendments provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. These amendments are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015; early adoption is permitted. Entities can adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. We do not expect the adoption of ASU 2015-05 on January 1, 2016 to materially impact our financial condition, results of operations and cash flows.

In September 2015, the FASB issued ASC 2015-16, “Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). These amendments eliminate the requirement for an acquirer to retrospectively adjust provisional amounts recorded in a business combination to reflect new information about the facts and circumstances that existed as of the acquisition date and that, if known, would have affected measurement or recognition of amounts initially recognized. As an alternative, the amendment requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the financial statements of the period in which adjustments to provisional amounts are determined, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. These amendments are effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted. We do not expect the adoption of ASU 2015-16 on January 1, 2016 to materially impact our financial condition, results of operations and cash flows.

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

In order to hedge a portion of our anticipated cash flow requirements denominated in PHP, CRC, HUF and RON, we had outstanding forward contracts and options as of September 30, 2015 with counterparties through September 2016 with notional amounts totaling $129.2 million. As of September 30, 2015, we had net total derivative assets associated with these contracts with a fair value of $0.1 million, which will settle within the next 12 months. If the USD was to weaken against the PHP and CRC and the EUR was to weaken against the HUF and RON by 10% from current period-end levels, we would incur a loss of approximately $10.9 million on the underlying exposures of the derivative instruments. However, this loss would be mitigated by corresponding gains on the underlying exposures.

We entered into forward exchange contracts with notional amounts totaling $63.5 million to hedge net investments in our foreign operations. The purpose of these derivative instruments is to protect against the risk that the net assets of certain foreign subsidiaries will be adversely affected by changes in exchange rates and economic exposures related to our foreign currency-based investments in these subsidiaries. As of September 30, 2015, the fair value of these derivatives was a net asset of $8.5 million. The potential loss in fair value at September 30, 2015, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $5.5 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.

We also entered into forward exchange contracts with notional amounts totaling $51.2 million that are not designated as hedges. The purpose of these derivative instruments is to protect against FX volatility pertaining to intercompany receivables and payables, and other assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies. As of September 30, 2015, the fair value of these derivatives was a net asset of $0.1 million. The potential loss in fair value at September 30, 2015, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $3.5 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.

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

Interest Rate Risk

Our exposure to interest rate risk results from variable debt outstanding under our revolving credit facility. We pay interest on outstanding borrowings at interest rates that fluctuate based upon changes in various base rates. As of September 30, 2015, we had $70.0 million in borrowings outstanding under the revolving credit facility. Based on our level of variable rate debt outstanding during the three and nine months ended September 30, 2015, a 1.0% increase in the weighted average interest rate, which generally equals the LIBOR rate plus an applicable margin, would have had an impact of $0.2 million and $0.5 million, respectively, on our results of operations.

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

Item 4.  Controls and Procedures

As of September 30, 2015, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of September 30, 2015, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal controls over financial reporting during the quarter ended September  30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.  Risk Factors

For risk factors, see Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2014 filed on February 19, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary of stock repurchases for the three months ended September 30, 2015 (in thousands, except average price per share). See Note 14, Earnings Per Share, of “Notes to Condensed Consolidated Financial Statements” for information regarding our stock repurchase program.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs

July 1, 2015 - July 31, 2015	-	$-	-	499
August 1, 2015 - August 31, 2015	186	$24.46	186	313
September 1, 2015 - September 30, 2015	168	$24.95	168	145

Total	354		354	145

(1)	All shares purchased as part of the repurchase plan publicly announced on August 18, 2011. Total number of shares approved for repurchase under the 2011 Repurchase Plan was 5.0 million with no expiration date.

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

SYKES ENTERPRISES, INCORPORATED
(Registrant)

Date: November 3, 2015	By: /s/ John Chapman
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