Form 10-K
period 2015-12-31
SYKES ENTERPRISES INC
filed 2016-02-29
CIK 1010612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of voting common stock held by non-affiliates of the Registrant computed by reference to the closing sales price of such shares on the NASDAQ Global Select Market on June 30, 2015, the last business day of the Registrant’s most recently completed second fiscal quarter, was $1,008,374,946.

As of February 10, 2016, there were 42,784,966 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Documents	Form 10-K Reference
Portions of the Proxy Statement for the year 2016 Annual Meeting of Shareholders	Part III Items 10–14

PART I

Item 1. Business

General

Sykes Enterprises, Incorporated and consolidated subsidiaries (“SYKES,” “our,” “us” or “we”) is a global leader in providing comprehensive outsourced customer contact management solutions and services in the business process outsourcing (“BPO”) arena. We provide an array of sophisticated customer contact management solutions to a wide range of clients including Global 2000 companies, medium-sized businesses and public institutions around the world, primarily in the communications, financial services, technology/consumer, transportation and leisure, healthcare and other industry verticals. We serve our clients through two geographic operating regions: the Americas (United States, Canada, Latin America, Australia and the Asia Pacific Rim) and EMEA (Europe, the Middle East and Africa). Our Americas and EMEA regions primarily provide customer contact management services (with an emphasis on inbound technical support and customer service), which includes customer assistance, healthcare and roadside assistance, technical support and product sales to our clients’ customers. These services are delivered through multiple communication channels including phone, e-mail, social media, text messaging, chat and digital self-service. We also provide various enterprise support services in the United States that include services for our clients’ internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, we also provide fulfillment services, which includes order processing via the Internet and phone, inventory control, product delivery and product returns handling. (See Note 25, Segments and Geographic Information, of the accompanying “Notes to Consolidated Financial Statements” for further information on our segments.) Our complete service offering helps our clients acquire, retain and increase the lifetime value of their customer relationships. We have developed an extensive global reach with customer contact management centers across six continents, including North America, South America, Europe, Asia, Australia and Africa. We deliver cost-effective solutions that enhance the customer service experience, promote stronger brand loyalty, and bring about high levels of performance and profitability.

SYKES was founded in 1977 in North Carolina and we moved our headquarters to Florida in 1993. In March 1996, we changed our state of incorporation from North Carolina to Florida. Our headquarters are located at 400 North Ashley Drive, Suite 2800, Tampa, Florida 33602, and our telephone number is (813) 274-1000.

In July 2015, we completed the acquisition of Qelp B.V. and its subsidiary (together, known as “Qelp”), pursuant to definitive Share Sale and Purchase Agreement, dated July 2, 2015. The Company has reflected the operating results in the accompanying Consolidated Statement of Operations for the period from July 2, 2015 to December 31, 2015.

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

Industry Overview

The customer contact management industry is highly fragmented and significant in size. According to Ovum, an industry research firm, the total number of individuals, or agent positions, working in the customer contact management industry worldwide was estimated at roughly 9.9 million in 2015. With approximately 78% of the customer contact work done by in-house contact centers, the number of agent positions working for outsourcers, such as SYKES, was estimated at 2.1 million in 2015. Both the outsourced and total agent positions are forecasted by Ovum to grow at compound annual growth rate of 5.4% and 2.0%, respectively, from 2015 to 2018. It is estimated that no single outsourcer has more than five percent of the total agent positions worldwide. Measured in dollar terms, the size of the outsourced portion of the customer contact management industry worldwide was estimated at approximately $68 billion in 2015, according to International Data Corporation (“IDC”), an industry research firm. IDC also estimates that the outsourced portion of the customer contact industry is expected to grow to approximately $81 billion by 2018, a compound annual growth rate of 6.0% from 2015 to 2018.

We believe that growth for outsourced customer contact management solutions and services will be fueled by the trend of Global 2000 companies and medium-sized businesses utilizing outsourcers. In today’s marketplace, companies require innovative customer contact management solutions that allow them to enhance the end user’s experience with their products and services, strengthen and enhance their company brands, maximize the lifetime value of their customers, efficiently and effectively deliver human interaction when customers value it most, and deploy best-in-class customer management strategies, processes and technologies. However, a myriad of factors, among them intense global competition, pricing pressures, softness in the global economy and rapid changes in technology, continue to make it difficult for companies to cost-effectively maintain the in-house personnel necessary to handle all of their customer contact management needs.

To address these needs, we offer comprehensive global customer contact management solutions that leverage brick-and-mortar and virtual at-home agent delivery infrastructure as well as digital self-service capabilities. We provide consistent high-value support for our clients’ customers across the globe in a multitude of languages, leveraging our dynamic, secure communications infrastructure and our global footprint that reaches across 20 countries. This global footprint includes established brick-and-mortar operations in both onshore and offshore geographies where companies have access to high-quality customer contact management solutions at lower costs compared to other markets. We further complement our brick-and-mortar global delivery model with a highly differentiated and ready-made best-in-class virtual at-home agent delivery model, which we acquired through the Alpine Access, Inc. (“Alpine”) acquisition in August of 2012. In addition, through the acquisition of Qelp, we strengthened our service portfolio, which includes email, chat and social media, to provide digital self-service customer support. The acquisition of Qelp further differentiates our go-to-market strategy as it expands options for companies to best service their customers in their channel of choice to deliver an “effortless customer experience.” By working in partnership with outsourcers, companies can ensure that the crucial task of retaining and growing their customer base is addressed while creating operating flexibility, enabling focus on their core competencies, ensuring service excellence and execution, achieving cost savings through a variable cost structure, leveraging scale, entering niche markets speedily, and efficiently allocating capital within their organizations.

Business Strategy

Broadly speaking, our value proposition to our clients is that of a trusted partner, which provides proven customer service solutions to Global 2000 companies that drive differentiation, brand loyalty and increased lifetime value of end customer relationships. By outsourcing their customer service solutions to us, clients are able to achieve designs of exceptional customer experience and drive tangible business impact with enhanced operational flexibility, lower operating costs and faster speed to market, all of which are at the center of our value proposition. At a tactical level, we deliver on this value proposition through consistent delivery of operational and client excellence. Our business strategy is to leverage this value proposition in order to capitalize on and increase our share of the large and underpenetrated addressable market opportunity for customer contact management services worldwide. We believe through successful execution of our business strategy, we could generate a healthy level of revenue growth and drive targeted long-term operating margins. To deliver on our long-term growth potential and operating margin objectives, we need to manage the key levers of our business strategy, the principles of which include the following:

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

Diversifying Verticals and Expanding Service Lines. To mitigate the impact of any negative economic and product cycles on our growth rate, we continue to seek ways to diversify into verticals and service lines that have countercyclical features and healthy growth rates. We are targeting the following verticals for growth: communications, financial services, technology/consumer, healthcare and retail. These verticals cover various business lines, including wireless services, broadband, retail banking, credit card/consumer fraud protection, content moderation, telemedicine and soft and hard goods retailers.

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

Broadening At-Home Agent and Brick-and-Mortar Global Delivery Footprint. Just as increased capacity utilization rates and increased seat capacity are key drivers of our revenues and profitability growth, where we deploy both the seat capacity and the virtual at-home agent delivery platform geographically is also important. By broadening and continuously strengthening our brick-and-mortar global delivery footprint and our virtual at-home agent delivery platform, we are able to meet both our existing and new clients’ customer contact management needs globally as they enter new markets. At the end of 2015, our global delivery brick-and-mortar footprint spanned 20 countries while our virtual at-home agent delivery platform was recently launched in EMEA, building on our existing presence in 40 states and nine provinces within the U.S. and Canada, respectively.

Creating Value-Added Service Enhancements. To improve both revenue and margin expansion, we will continue to introduce new service offerings and add-on enhancements. Multilingual customer support, sales and marketing, digital self-service support and back office services are examples of horizontal service offerings, while data analytics and process improvement products are examples of add-on enhancements. Additionally, with the rapid emergence of on-line communities, such as Facebook and Twitter, we continue to make on-going investments in our social media service offerings, which can be leveraged across both our brick-and-mortar and virtual at-home agent delivery platforms.

Continue to Grow Our Business Organically and through Acquisitions. We have grown our customer contact management outsourcing operations utilizing a strategy of both internal organic growth and external acquisitions. Our organic growth and acquisition strategy is to target markets, clients, verticals, delivery geographies and service mix that will expand our addressable market opportunity, and thus drive our organic growth. Entry into The Philippines, El Salvador, Romania and Colombia are examples of how we leveraged these delivery geographies to further penetrate our base of both existing and new clients, verticals and service mix in order to drive organic growth. While the Alpine and Qelp acquisitions are examples of how we used an acquisition to augment and differentiate our delivery model, the ICT Group, Inc. (“ICT”) acquisition is an example of how we used an acquisition to gain overall size and critical mass in key verticals, clients and geographies.

Continuing to Focus on Expanding the Addressable Market Opportunities. As part of our growth strategy, we continually seek to expand the number of markets we serve. The United States, Canada and Germany, for instance, are markets which are served by in-country centers, centers in offshore regions or a combination thereof. We continually seek ways to broaden the addressable market for our customer contact management services. We currently operate in 14 markets.

Services

We specialize in providing inbound outsourced customer contact management solutions in the BPO arena on a global basis. Our customer contact management services are provided through two reportable segments — the Americas and EMEA. The Americas region, representing 81.3% of consolidated revenues in 2015, includes the United States, Canada, Latin America, Australia and the Asia Pacific Rim. The sites within Latin America and the Asia Pacific Rim are included in the Americas region as they provide a significant service delivery vehicle for U.S.-based companies that are utilizing our customer contact management solutions in these locations to support their customer care needs. In addition, the Americas region also includes revenues from our virtual at-home agent delivery solution, which serves markets in both the U.S. and Canada. The EMEA region, representing 18.7% of consolidated revenues in 2015, includes Europe, the Middle East and Africa. See Note 25, Segments and Geographic Information, of the accompanying “Notes to Consolidated Financial Statements” for further information on our segments. The following is a description of our customer contact management solutions:

Outsourced Customer Contact Management Services. Our outsourced customer contact management services represented approximately 98.1% of total 2015 consolidated revenues. Each year, we handle over 250 million customer contacts including phone, e-mail, social media, text messaging, chat and digital self-service support throughout the Americas and EMEA regions. We provide these services utilizing our advanced technology infrastructure, human resource management skills and industry experience. These services include:

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

We provide these services, primarily inbound customer calls, through our extensive global network of customer contact management centers in many languages. In addition, we augment those in-bound calls with the option of digital self-service customer support. Our technology infrastructure and managed service solutions allow for effective distribution of calls to one or more centers. These technology offerings provide our clients and us with the leading edge tools needed to maximize quality and customer satisfaction while controlling and minimizing costs.

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

Operations

Customer Contact Management Centers. We operate across 20 countries in 67 customer contact management centers, which breakdown as follows: 18 centers across Europe and Egypt, 22 centers in the United States, five centers in Canada, three centers in Australia and 19 centers offshore, including the People’s Republic of China, The Philippines, Costa Rica, El Salvador, India, Mexico, Brazil and Colombia. In addition to our customer contact management centers, we employ approximately 7,500 at-home customer contact agents across 40 states in the U.S. and across nine provinces in Canada.

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

Fulfillment Centers. We currently have one fulfillment center located in Europe. We provide our fulfillment services primarily to certain clients operating in Europe who desire this complementary service in connection with outsourced customer contact management services.

Enterprise Support Services Office. Our enterprise support services office, located in a metropolitan area in the United States, provides recruitment services for high-end knowledge workers, a local presence to service major accounts, and outsourced corporate help desk solutions.

Sales and Marketing

Our sales and marketing objective is to leverage our vertical expertise and global presence to develop long-term relationships with existing and future clients. Our customer contact management solutions have been developed to help our clients acquire, retain and increase the lifetime value of their customer relationships. Our plans for increasing our visibility and impacting the market include participation in market-specific industry associations, trade shows and seminars, content marketing to industry leading corporations, and consultative personal visits and solution designs. We research and publish thought provoking perspectives on key industry issues, and use forums speaking engagements, articles and white papers, as well as our website and digital presence to establish our leadership position in the market.

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

Clients

We provide service to clients from our locations in the United States, Canada, Latin America, Australia, the Asia Pacific Rim, Europe and Africa. These clients are Global 2000 corporations, medium-sized businesses and public institutions, which span the communications, financial services, technology/consumer, transportation and leisure, healthcare and other industries. Revenue by industry vertical for 2015, as a percentage of our consolidated revenues, was 34% for communications, 24% for financial services, 20% for technology/consumer, 7% for transportation and leisure, 5% for healthcare, 3% for retail and 7% for all other verticals, including government and utilities. We believe our globally recognized client base presents opportunities for further cross marketing of our services.

Total revenues by segment from AT&T Corporation, a major provider of communication services for which we provide various customer support services, were as follows (in thousands):

	Years Ended December 31,
	2015		2014		2013
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$217,449	20.8%	$212,607	19.9%	$162,888	15.5%
EMEA	3,003	1.2%	3,519	1.4%	3,513	1.7%

	$220,452	17.1%	$216,126	16.3%	$166,401	13.2%

We have multiple distinct contracts with AT&T spread across multiple lines of businesses, which expire at varying dates between 2016 and 2017. We have historically renewed most of these contracts. However, there is no assurance that these contracts will be renewed, or if renewed, will be on terms as favorable as the existing contracts. Each line of business is governed by separate business terms, conditions and metrics. Each line of business also has a separate decision maker such that a loss of one line of business would not necessarily impact our relationship with the client and decision makers on other lines of business. The loss of (or the failure to retain a significant amount of business with) any of our key clients, including AT&T, could have a material adverse effect on our performance. Many of our contracts contain penalty provisions for failure to meet minimum service levels and are cancelable by the client at any time or on short notice. Also, clients may unilaterally reduce their use of our services under our contracts without penalty.

Total revenues by segment from our next largest client, which was in the financial services vertical in each of the years, were as follows (in thousands):

	Years Ended December 31,
	2015		2014		2013
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$62,980	6.0%	$70,255	6.6%	$73,226	7.0%
EMEA	—	0.0%	—	0.0%	—	0.0%

	$62,980	4.9%	$70,255	5.3%	$73,226	5.8%

Other than AT&T, total revenues by segment of our clients that each individually represent 10% or greater of that segment’s revenues in each of the years were as follows (in thousands):

	Years Ended December 31,
	2015		2014		2013
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$—	0.0%	$—	0.0%	$—	0.0%
EMEA	68,720	28.5%	79,811	31.1%	55,123	25.9%

	$68,720	5.3%	$79,811	6.0%	$55,123	4.4%

Our top ten clients accounted for approximately 48.5%, 46.8% and 45.9% of our consolidated revenues during the years ended December 31, 2015, 2014 and 2013, respectively.

Competition

The industry in which we operate is global and, therefore, highly fragmented and extremely competitive. While many companies provide customer contact management solutions and services, we believe no one company is dominant in the industry.

In most cases, our principal competition stems from our existing and potential clients’ in-house customer contact management operations. When it is not the in-house operations of a client or potential client, our public and private direct competition includes 24/7 Customer, Alorica, Arise, Atento, Concentrix, Convergys, Expert Global Solutions, Groupe Acticall/Sitel, iQor, LiveOps, StarTek, Sutherland, Teleperformance, TeleTech, Transcom and Working Solutions, as well as the customer care arm of such companies as Accenture, Infosys, Mahindra Satyam, Wipro and Xerox, among others. There are other numerous and varied providers of such services, including firms specializing in various CRM consulting, other customer management solutions providers, niche or large market companies, as well as product distribution companies that provide fulfillment services. Some of these companies possess substantially greater resources, greater name recognition and a more established customer base than we do.

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

Intellectual Property

The success of our business depends, in part, on our proprietary technology and intellectual property. We rely on a combination of intellectual property laws and contractual arrangements to protect our intellectual property. We and our subsidiaries have registered various trademarks and service marks in the U.S. and/or other countries, including SYKES®, REAL PEOPLE. REAL SOLUTIONS®, SYKES HOME®, SYKES HOME POWERED BY ALPINE ACCESS®, SCIENCE OF SERVICE®, ALPINE ACCESS®, ALPINE ACCESS UNIVERSITY®, TALENTSPROUT®, and SECURE TALK®. The duration of trademark and service mark registrations varies from country to country but may generally be renewed indefinitely as long as the marks are in use and their registrations are properly maintained. Our subsidiary, Alpine, was issued U.S. Patent No. 8,565,413 in 2013 which relates to a system and method for establishment and management of a remote agent call center. Alpine was also issued U.S. Patent No. 9,100,484 on August 4, 2015 which relates to a secure call environment. Alpine has an additional pending U.S. patent application.

Employees

As of January 31, 2016, we had approximately 54,550 employees worldwide, including 41,700 customer contact agents handling technical and customer support inquiries at our centers, 7,500 at-home customer contact agents handling technical and customer support inquiries, 5,100 in management, administration, information technology, finance, sales and marketing roles, 50 in enterprise support services and 200 in fulfillment services. Our employees, with the exception of approximately 650 employees in Brazil and various European countries, are not union members and we have never suffered a material interruption of business as a result of a labor dispute. We consider our relations with our employees worldwide to be satisfactory.

We employ personnel through a continually updated recruiting network. This network includes a seasoned team of recruiters, competency-based selection standards and the sharing of global best practices in order to advertise to and source qualified candidates through proven recruiting techniques. Nonetheless, demand for qualified professionals with the required language and technical skills may still exceed supply at times as new skills are needed to keep pace with the requirements of customer engagements. As such, competition for such personnel is intense. Additionally, employee turnover in our industry is high.

Executive Officers

The following table provides the names and ages of our executive officers, and the positions and offices currently held by each of them:

Name	Age	Principal Position
Charles E. Sykes	53	President and Chief Executive Officer and Director
John Chapman	49	Executive Vice President and Chief Financial Officer
Lawrence R. Zingale	59	Executive Vice President, General Manager of Major Markets
Andrew J. Blanchard	58	Executive Vice President, Financial Services, Healthcare and Retail
Jenna R. Nelson	52	Executive Vice President, Human Resources
David L. Pearson	57	Executive Vice President and Chief Information Officer
James T. Holder	57	Executive Vice President, General Counsel and Corporate Secretary
William N. Rocktoff	53	Global Vice President and Corporate Controller

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

Unfavorable general economic conditions could negatively affect our business. While it is often difficult to predict the impact of general economic conditions on our business, these conditions could adversely affect the demand for some of our clients’ products and services and, in turn, could cause a decline in the demand for our services. Also, our clients may not be able to obtain adequate access to credit, which could affect their ability to make timely payments to us. If that were to occur, we could be required to increase our allowance for doubtful accounts, and the number of days outstanding for our accounts receivable could increase. In addition, we may not be able to renew our revolving credit facility at terms that are as favorable as those terms available under our current credit facility. Also, the group of lenders under our credit facility may not be able to fulfill their funding obligations, which could adversely impact our liquidity. For these reasons, among others, if unfavorable economic conditions persist or increase, this could adversely affect our revenues, operating results and financial condition, as well as our ability to access debt under comparable terms and conditions.

Our business is dependent on key clients, and the loss of a key client could adversely affect our business and results of operations.

We derive a substantial portion of our revenues from a few key clients. Our top ten clients accounted for approximately 48.5% of our consolidated revenues in 2015. The loss of (or the failure to retain a significant amount of business with) any of our key clients could have a material adverse effect on our business, financial condition and results of operations. Many of our contracts contain penalty provisions for failure to meet minimum service levels and are cancelable by the client at any time or on short-term notice. Also, clients may unilaterally reduce their use of our services under these contracts without penalty. Thus, our contracts with our clients do not ensure that we will generate a minimum level of revenues.

Cyber-attacks as well as improper disclosure or control of personal information could result in liability and harm our reputation, which could adversely affect our business and results of operations.

Our business is heavily dependent upon our computer and voice technologies, systems and platforms. Internal or external attacks on any of those could disrupt the normal operations of our call centers and impede our ability to provide critical services to our clients, thereby subjecting us to liability under our contracts. Additionally, our business involves the use, storage and transmission of information about our employees, our clients and customers of our clients. While we take measures to protect the security of, and unauthorized access to, our systems, as well as the privacy of personal and proprietary information, it is possible that our security controls over our systems, as well as other security practices we follow, may not prevent the improper access to or disclosure of personally identifiable or proprietary information. Such disclosure could harm our reputation and subject us to liability under our contracts and laws that protect personal data, resulting in increased costs or loss of revenue. Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions and countries in which we provide services. Our failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability or impairment to our reputation in the marketplace, which could have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to substantial competition.

The markets for many of our services operate on a commoditized basis and are highly competitive and subject to rapid change. While many companies provide outsourced customer contact management services, we believe no one company is dominant in the industry. There are numerous and varied providers of our services, including firms specializing in call center operations, temporary staffing and personnel placement, consulting and integration firms, and niche providers of outsourced customer contact management services, many of whom compete in only certain markets. Our competitors include both companies that possess greater resources and name recognition than we do, as well as small niche providers that have few assets and regionalized (local) name recognition instead of global name recognition. In addition to our competitors, many companies who might utilize our services or the services of one of our competitors may utilize in-house personnel to perform such services. Increased competition, our failure to compete successfully, pricing pressures, loss of market share and loss of clients could have a material adverse effect on our business, financial condition and results of operations.

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

Increases in the cost of telephone and data services or significant interruptions in such services could adversely affect our financial results.

Our business is significantly dependent on telephone and data service provided by various local and long distance telephone companies. Accordingly, any disruption of these services could adversely affect our business. We have taken steps to mitigate our exposure to service disruptions by investing in redundant circuits, although there is no assurance that the redundant circuits would not also suffer disruption. Any inability to obtain telephone or data services at favorable rates could negatively affect our business results. Where possible, we have entered into long-term contracts with various providers to mitigate short-term rate increases and fluctuations. There is no obligation, however, for the vendors to renew their contracts with us, or to offer the same or lower rates in the future, and such contracts are subject to termination or modification for various reasons outside of our control. A significant increase in the cost of telephone services that is not recoverable through an increase in the price of our services could adversely affect our financial results.

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

We intend to continue to pursue growth opportunities in markets outside the United States. At December 31, 2015, our international operations were conducted from 31 customer contact management centers located in Sweden, Finland, Germany, Egypt, Scotland, Denmark, Norway, Hungary, Romania, The Philippines, the People’s Republic of China, India and Australia. Revenues from these international operations for the years ended December 31, 2015, 2014, and 2013, were 40.5%, 39.9%, and 38.7% of consolidated revenues, respectively. We also conduct business from 14 customer contact management centers located in Canada, Colombia, Costa Rica, El Salvador, Mexico and Brazil. International operations are subject to certain risks common to international activities, such as changes in foreign governmental regulations, tariffs and taxes, import/export license requirements, the imposition of trade barriers, difficulties in staffing and managing international operations, political uncertainties, longer payment cycles, possible greater difficulties in accounts receivable collection, economic instability as well as political and country-specific risks.

Additionally, we have been granted tax holidays in The Philippines, Colombia, Costa Rica and El Salvador which expire at varying dates from 2016 through 2028. In some cases, the tax holidays expire without possibility of renewal. In other cases, we expect to renew these tax holidays, but there are no assurances from the respective foreign governments that they will renew them. This could potentially result in adverse tax consequences, the impact of which is not practicable to estimate due to the inherent complexity of estimating critical variables such as long-term future profitability, tax regulations and rates in the multi-national tax environment in which we operate. Any one or more of these factors could have an adverse effect on our international operations and, consequently, on our business, financial condition and results of operations. The tax holidays decreased the provision for income taxes by $4.0 million, $2.7 million and $4.7 million for the years ended December 31, 2015, 2014 and 2013, respectively.

As of December 31, 2015, we had cash balances of approximately $221.7 million held in international operations, most of which would be subject to additional taxes if repatriated to the United States. Determination of any unrecognized deferred tax liability related to investments in foreign subsidiaries is not practicable due to the inherent complexity of the multi-national tax environment in which we operate.

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

Clients continue to require blended delivery models using a combination of onshore and offshore support. Our offshore delivery locations include The Philippines, the People’s Republic of China, India, Costa Rica, El Salvador, Mexico, Brazil and Colombia, and while we have operated in global delivery markets since 1996, there can be no assurance that we will be able to successfully conduct and expand such operations, and a failure to do so could have a material adverse effect on our business, financial condition, and results of operations. The success of our offshore operations will be subject to numerous factors, some of which are beyond our control, including general and regional economic conditions, prices for our services, competition, changes in regulation and other risks. In addition, as with all of our operations outside of the United States, we are subject to various additional political, economic and market uncertainties (see “Our international operations and expansion involve various risks”). Additionally, a change in the political environment in the United States or the adoption and enforcement of legislation and regulations curbing the use of offshore customer contact management solutions and services could have a material adverse effect on our business, financial condition and results of operations.

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

Our acquisition strategy involves other potential risks. These risks include:

•	the inability to obtain the capital required to finance potential acquisitions on satisfactory terms;

•	the diversion of our attention to the integration of the businesses to be acquired;

•	the risk that the acquired businesses will fail to maintain the quality of services that we have historically provided;

•	the need to implement financial and other systems and add management resources;

•	the risk that key employees of the acquired business will leave after the acquisition;

•	potential liabilities of the acquired business;

•	unforeseen difficulties in the acquired operations;

•	adverse short-term effects on our operating results;

•	lack of success in assimilating or integrating the operations of acquired businesses within our business;

•	the dilutive effect of the issuance of additional equity securities;

•	the impairment of goodwill and other intangible assets involved in any acquisitions;

•	the businesses we acquire not proving profitable;

•	incurring additional indebtedness; and

•

in the case of foreign acquisitions, the need to integrate operations across different cultures and languages and to address the particular economic, currency, political, and regulatory risks associated with specific countries.

We may incur significant cash and non-cash costs in connection with the continued rationalization of assets resulting from acquisitions.

We may incur a number of non-recurring cash and non-cash costs associated with the continued rationalization of assets resulting from acquisitions relating to the closing of facilities and disposition of assets.

If our goodwill or amortizable intangible assets become impaired, we could be required to record a significant charge to earnings.

We recorded substantial goodwill and amortizable intangible assets as a result of the ICT, Alpine and Qelp acquisitions. We review our goodwill and amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We assess whether there has been an impairment in the value of goodwill at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include declines in stock price, market capitalization or cash flows and slower growth rates in our industry. We could be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets were determined, negatively impacting our results of operations.

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

Because we are a publicly-traded company, we are subject to certain evolving and extensive federal, state and other rules and regulations relating to, among other things, assessment and maintenance of internal controls and corporate governance. Section 404 of the Sarbanes-Oxley Act of 2002, together with rules and regulations issued by the Securities and Exchange Commission (“SEC”) require us to furnish, on an annual basis, a report by our management (included elsewhere in this Annual Report on Form 10-K) regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal controls over financial reporting as of the end of our fiscal year and a statement as to whether or not our internal controls over financial reporting are effective. We must include a disclosure of any material weaknesses in our internal control over financial reporting identified by management during the annual assessment. We have in the past discovered, and may potentially in the future discover, areas of internal control over financial reporting which may require improvement. If at any time we are unable to assert that our internal controls over financial reporting are effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls, our investors could lose confidence in the accuracy and/or completeness of our financial reports, which could have an adverse effect on our stock price.

Additionally, the Dodd-Frank Wall Street Reform and Consumer Protection Act enacted in 2010 subjects us to significant additional executive compensation and corporate governance requirements and disclosures, some of which have yet to be implemented by the SEC. Compliance with these requirements may be costly and adversely affect our business.

Item 1B. Unresolved Staff Comments

There are no material unresolved written comments that were received from the SEC staff 180 days or more before the year ended December 31, 2015 relating to our periodic or current reports filed under the Securities Exchange Act of 1934.

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

As of December 31, 2015, excluding centers we have exited, we operated 68 centers that are classified as follows:

•	Multi-Client Centers — We own or lease space for these centers and serve multiple clients in each facility;

•	Fulfillment Centers — We own or lease space for these centers and serve multiple clients in each facility.

As of December 31, 2015, our centers were located in the following countries:

	Multi-Client Centers	Fulfillment Centers	Total Number of Centers
Americas
Australia	3	—	3
Brazil	2	—	2
Canada	5	—	5
Colombia	1	—	1
Costa Rica	4	—	4
El Salvador	1	—	1
India	1	—	1
Mexico	1	—	1
People’s Republic of China	3	—	3
The Philippines	6	—	6
United States of America	22	—	22

Total Americas centers	49	—	49

EMEA
Denmark	1	—	1
Egypt	1	—	1
Finland	1	—	1
Germany	4	—	4
Hungary	1	—	1
Norway	1	—	1
Romania	2	—	2
Scotland	3	1	4
Sweden	4	—	4

Total EMEA centers	18	1	19

Total centers	67	1	68

We believe our existing facilities are suitable and adequate to meet current requirements, and that suitable additional or substitute space will be available as needed to accommodate any physical expansion or any space required due to expiring leases not renewed. We operate from time to time in temporary facilities to accommodate growth before new centers are available. At December 31, 2015, our centers, taken as a whole, were utilized at average capacities of approximately 79% and were capable of supporting a higher level of market demand.

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

	High	Low
Year Ended December 31, 2015:
Fourth Quarter	$33.00	$24.91
Third Quarter	26.00	22.48
Second Quarter	26.04	23.59
First Quarter	24.91	22.02

Year Ended December 31, 2014:
Fourth Quarter	$24.71	$19.47
Third Quarter	22.37	19.01
Second Quarter	21.79	19.05
First Quarter	21.79	18.60

Holders of our common stock are entitled to receive dividends out of the funds legally available when and if declared by the Board of Directors. We have not declared or paid any cash dividends on our common stock in the past and do not anticipate paying any cash dividends in the foreseeable future.

As of February 10, 2016, there were 840 holders of record of the common stock. We estimate there were approximately 11,300 beneficial owners of our common stock.

Below is a summary of stock repurchases for the quarter ended December 31, 2015 (in thousands, except average price per share).

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs
October 1, 2015 – October 31, 2015	7	$25.00	7	138
November 1, 2015 – November 30, 2015	—	$—	—	138
December 1, 2015 – December 31, 2015	—	$—	—	138

Total	7		7	138

(1)

All shares purchased as part of the repurchase plan publicly announced on August 18, 2011. Total number of shares approved for repurchase under the 2011 Repurchase Plan was 5.0 million with no expiration date.

Five-Year Stock Performance Graph

The following graph presents a comparison of the cumulative shareholder return on the common stock with the cumulative total return on the NASDAQ Computer and Data Processing Services Index, the NASDAQ Telecommunications Index, the Russell 2000 Index, the S&P Small Cap 600 and the SYKES Peer Group (as defined below). The SYKES Peer Group is comprised of publicly traded companies that derive a substantial portion of their revenues from call center, customer care business, have similar business models to SYKES, and are those most commonly compared to SYKES by industry analysts following SYKES. This graph assumes that $100 was invested on December 31, 2010 in SYKES common stock, the NASDAQ Computer and Data Processing Services Index, the NASDAQ Telecommunications Index, the Russell 2000 Index, the S&P Small Cap 600 and SYKES Peer Group, including reinvestment of dividends.

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

We sold our operations in Spain during 2012. Accordingly, we have reclassified the selected financial data for all periods presented to reflect these results as discontinued operations in accordance with Accounting Standards Codification 205-20 “Discontinued Operations”.

The information below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the accompanying Consolidated Financial Statements and related notes thereto.

	Years Ended December 31,
(in thousands, except per share data)	2015	2014	2013	2012	2011
Income Statement Data: (1)
Revenues	$1,286,340	$1,327,523	$1,263,460	$1,127,698	$1,169,267
Income from continuing operations (2,3,4,5,6,7,8)	94,264	79,555	53,527	47,779	65,535
Income from continuing operations, net of taxes (2,3,4,5,6,7,8)	68,597	57,791	37,260	39,950	52,314
(Loss) from discontinued operations, net of taxes (7)	—	—	—	(820)	(4,532)
Gain (loss) on sale of discontinued operations, net of taxes (8)	—	—	—	(10,707)	559
Net income	68,597	57,791	37,260	28,423	48,341

Net Income (Loss) Per Common Share: (1)
Basic:
Continuing operations (2,3,4,5,6,7,8)	$1.64	$1.36	$0.87	$0.93	$1.15
Discontinued operations (9,10)	—	—	—	(0.27)	(0.09)

Net income (loss) per common share	$1.64	$1.36	$0.87	$0.66	$1.06

Diluted:
Continuing operations (2,3,4,5,6,7,8)	$1.62	$1.35	$0.87	$0.93	$1.15
Discontinued operations (9,10)	—	—	—	(0.27)	(0.09)

Net income (loss) per common share	$1.62	$1.35	$0.87	$0.66	$1.06

Weighted Average Common Shares: (1)
Basic	41,899	42,609	42,877	43,105	45,506
Diluted	42,447	42,814	42,925	43,148	45,607

Balance Sheet Data: (1,11)
Total assets	$947,772	$944,500	$950,261	$908,689	$769,130
Long-term debt	70,000	75,000	98,000	91,000	—
Shareholders’ equity	678,680	658,218	635,704	606,264	573,566

(1)

The amounts for 2015 include the Qelp acquisition completed on July 2, 2015. The amounts for 2015, 2014, 2013 and 2012 include the Alpine acquisition completed on August 20, 2012. See Note 2, Acquisitions, for further information.

(2)

The amounts for 2015 include a $0.9 million net gain on insurance settlement, $0.6 million loss on liquidation of a foreign subsidiary, $0.5 million in Qelp acquisition-related costs, $0.4 million in interest accretion on contingent consideration and a $0.4 million net loss on disposal of property and equipment.

(3)

The amounts for 2014 include a $2.0 million net gain on disposal of property and equipment primarily due to the sale of the land and building in Bismarck, North Dakota and a $0.1 million impairment of long-lived assets.

(4)	The amounts for 2013 include $2.1 million in Alpine acquisition-related costs and a $0.2 million net loss on disposal of property and equipment.

(5)

The amounts for 2012 include $4.8 million in Alpine acquisition-related costs, a $0.4 million net loss on the disposal of property and equipment, a $0.1 million net gain on insurance settlement and a $0.4 million impairment of long-lived assets.

(6)

The amounts for 2011 include $11.8 million in ICT acquisition-related costs, a $3.0 million net gain on disposal of property and equipment primarily due to the sale of the land and building in Minot, North Dakota, a $0.5 million net gain on insurance settlement and a $1.7 million impairment of long-lived assets.

(7)

The amounts for 2014, 2013, 2012, and 2011 include $(0.3) million, $0.3 million, $1.8 million and $5.3 million, respectively, related to the Exit Plans. See Note 3, Costs Associated with Exit or Disposal Activities, for further information.

(8)	The amounts for 2011 includes a $0.4 million recovery of regulatory penalties.

(9)	The amounts for all periods presented include the operations in Spain and Argentina, which were sold in 2012 and 2010, respectively.

(10)	The amounts include the gain (loss) on sale of the operations in Spain in 2012 and Argentina in 2011.

(11)	The Company has not declared cash dividends per common share for any of the five years presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the accompanying Consolidated Financial Statements and the notes thereto that appear elsewhere in this Annual Report on Form 10-K. The following discussion and analysis compares the year ended December 31, 2015 (“2015”) to the year ended December 31, 2014 (“2014”), and 2014 to the year ended December 31, 2013 (“2013”).

The following discussion and analysis and other sections of this document contain forward-looking statements that involve risks and uncertainties. Words such as “may,” “expects,” “projects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe our future plans, objectives, or goals also are forward-looking statements. Future events and actual results could differ materially from the results reflected in these forward-looking statements, as a result of certain of the factors set forth below and elsewhere in this analysis and in this Annual Report on Form 10-K for the year ended December 31, 2015 in Item 1.A., “Risk Factors.”

Executive Summary

We provide comprehensive customer contact management solutions and services to a wide range of clients including Global 2000 companies, medium-sized businesses and public institutions around the world, primarily in the communications, financial services, technology/consumer, transportation and leisure and healthcare industries. We serve our clients through two geographic operating regions: the Americas (United States, Canada, Latin America, Australia and the Asia Pacific Rim) and EMEA (Europe, the Middle East and Africa). Our Americas and EMEA groups primarily provide customer contact management services (with an emphasis on inbound technical support and customer service), which include customer assistance, healthcare and roadside assistance, technical support and product sales to our clients’ customers. These services, which represented 98.1% of consolidated revenues in 2015, are delivered through multiple communication channels encompassing phone, e-mail, social media, text messaging, chat and digital self-service. We also provide various enterprise support services in the United States (“U.S.”) that include services for our clients’ internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, we also provide fulfillment services, which includes order processing via the Internet and phone, inventory control, product delivery, and product returns handling. Our complete service offering helps our clients acquire, retain and increase the lifetime value of their customer relationships. We have developed an extensive global reach with customer contact management centers throughout the United States, Canada, Europe, Latin America, Australia, the Asia Pacific Rim and Africa.

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

Interest (expense) includes interest on outstanding borrowings, commitment fees charged on the unused portion of our revolving credit facility and contingent consideration, as more fully described in this Item 7, under “Liquidity and Capital Resources.”

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

Acquisition of Qelp B.V.

In July 2015, the Company completed the acquisition of Qelp B.V. and its subsidiary (together, known as “Qelp”), pursuant to definitive Share Sale and Purchase Agreement, dated July 2, 2015. The total purchase price of $15.8 million was funded by $9.8 million in cash on hand, net of working capital adjustments, and $6.0 million of contingent consideration. The results of operations of Qelp have been reflected in the accompanying Consolidated Statement of Operations for the period from July 2, 2015 to December 31, 2015.

Results of Operations

The following table sets forth, for the years indicated, the amounts reflected in the accompanying Consolidated Statements of Operations as well as the changes between the respective years:

	Years Ended December 31,
			2015		2014
(in thousands)	2015	2014	$ Change	2013	$ Change
Revenues	$1,286,340	$1,327,523	$(41,183)	$1,263,460	$64,063

Operating expenses:
Direct salaries and related costs	836,516	892,110	(55,594)	855,266	36,844
General and administrative	297,257	298,129	(872)	297,519	610
Depreciation, net	43,752	45,363	(1,611)	42,084	3,279
Amortization of intangibles	14,170	14,396	(226)	14,863	(467)
Net (gain) loss on disposal of property and equipment	381	(2,030)	2,411	201	(2,231)

Total operating expenses	1,192,076	1,247,968	(55,892)	1,209,933	38,035

Income from operations	94,264	79,555	14,709	53,527	26,028

Other income (expense):
Interest income	668	958	(290)	866	92
Interest (expense)	(2,465)	(2,011)	(454)	(2,307)	296
Other (expense)	(2,484)	(1,343)	(1,141)	(761)	(582)

Total other income (expense)	(4,281)	(2,396)	(1,885)	(2,202)	(194)

Income before income taxes	89,983	77,159	12,824	51,325	25,834
Income taxes	21,386	19,368	2,018	14,065	5,303

Net income	$68,597	$57,791	$10,806	$37,260	$20,531

The following table sets forth, for the years indicated, the amounts presented in the accompanying Consolidated Statements of Operations as a percentage of revenues:

	Years Ended December 31,
	2015	2014	2013
Percentage of Revenues:
Revenues	100.0%	100.0%	100.0%
Direct salaries and related costs	65.0	67.2	67.7
General and administrative	23.1	22.5	23.5
Depreciation, net	3.4	3.4	3.3
Amortization of intangibles	1.1	1.1	1.2
Net (gain) loss on disposal of property and equipment	0.0	(0.2)	0.0

Income from operations	7.4	6.0	4.3
Interest income	0.0	0.1	0.1
Interest (expense)	(0.2)	(0.2)	(0.2)
Other (expense)	(0.2)	(0.1)	(0.1)

Income before income taxes	7.0	5.8	4.1
Income taxes	1.7	1.5	1.1

Net income	5.3%	4.3%	3.0%

2015 Compared to 2014

Revenues

	Years Ended December 31,
	2015		2014
		% of		% of
(in thousands)	Amount	Revenues	Amount	Revenues	$ Change
Americas	$1,045,415	81.3%	$1,070,824	80.7%	$(25,409)
EMEA	240,826	18.7%	256,699	19.3%	(15,873)
Other	99	0.0%	—	0.0%	99

Consolidated	$1,286,340	100.0%	$1,327,523	100.0%	$(41,183)

Consolidated revenues decreased $41.2 million, or 3.1%, in 2015 from 2014.

The decrease in Americas’ revenues was primarily due to end-of-life client programs of $82.1 million and the negative foreign currency impact of $23.6 million, partially offset by higher volumes from existing contracts of $67.3 million and new contract sales of $13.0 million. Revenues from our offshore operations represented 44.5% of Americas’ revenues, compared to 38.9% in 2014.

The decrease in EMEA’s revenues was primarily due to the negative foreign currency impact of $43.4 million and end-of-life client programs of $4.5 million, partially offset by higher volumes from existing contracts of $26.6 million and new contract sales of $5.4 million.

On a consolidated basis, we had 41,100 brick-and-mortar seats as of December 31, 2015, an increase of 100 seats from 2014. The capacity utilization rate on a combined basis remained unchanged at 79% in 2015 and 2014.

On a geographic segment basis, 35,100 seats were located in the Americas, an increase of 600 seats from 2014, and 6,000 seats were located in EMEA, a decrease of 500 seats from 2014. The capacity utilization rate for the Americas as of December 31, 2015 was 79%, compared to 77% as of December 31, 2014, up primarily due to growth within new and existing clients. The capacity utilization rate for EMEA as of December 31, 2015 was 85%, compared to 90% as of December 31, 2014, down primarily due to lower demand in certain existing clients and the rationalization of seats in a highly utilized center due to a planned program expiration. We strive to attain a capacity utilization of 85% at each of our locations.

We plan to add 1,600 seats on a gross basis in the first quarter of 2016, with total gross seats of 5,700 planned for the full year. However, we plan to rationalize 1,600 seats in 2016, with 500 expected in the first quarter of 2016. Total seat count on a net basis for the full year is expected to increase by 4,100 seats in 2016 versus 2015.

Direct Salaries and Related Costs

	Years Ended December 31,
	2015		2014
		% of		% of		Change in % of
(in thousands)	Amount	Revenues	Amount	Revenues	$ Change	Revenues
Americas	$664,976	63.6%	$707,181	66.0%	$(42,205)	-2.4%
EMEA	171,540	71.2%	184,929	72.0%	(13,389)	-0.8%

Consolidated	$836,516	65.0%	$892,110	67.2%	$(55,594)	-2.2%

The decrease of $55.6 million in direct salaries and related costs included a positive foreign currency impact of $25.8 million in the Americas and a positive foreign currency impact of $31.0 million in EMEA.

The decrease in Americas’ direct salaries and related costs, as a percentage of revenues, was primarily attributable to lower compensation costs of 2.2% driven by increased agent productivity within the communications, financial services and technology verticals in the current period, and lower communication costs of 0.2%.

The decrease in EMEA’s direct salaries and related costs, as a percentage of revenues, was primarily attributable to lower compensation costs of 1.7% driven by increased agent productivity in the current period combined with the ramp up in the prior period for new and existing client programs principally in the communications vertical, lower billable supply costs of 0.4%, lower postage costs of 0.3% and lower other costs of 0.2%, partially offset by higher fulfillment materials costs of 1.8% driven by higher demand in a new client program.

General and Administrative

	Years Ended December 31,
	2015		2014
		% of		% of		Change in % of
(in thousands)	Amount	Revenues	Amount	Revenues	$ Change	Revenues
Americas	$192,933	18.5%	$197,167	18.4%	$(4,234)	0.1%
EMEA	49,025	20.4%	50,760	19.8%	(1,735)	0.6%
Other	55,299	—	50,202	—	5,097	—

Consolidated	$297,257	23.1%	$298,129	22.5%	$(872)	0.6%

The decrease of $0.9 million in general and administrative expenses included a positive foreign currency impact of $6.0 million in the Americas and a positive foreign currency impact of $8.7 million in EMEA.

The increase in Americas’ general and administrative expenses, as a percentage of revenues, was primarily attributable to higher compensation costs of 0.2% and higher other costs of 0.3%, partially offset by lower legal and professional fees of 0.3% and lower communication costs of 0.1%.

The increase in EMEA’s general and administrative expenses, as a percentage of revenues, was primarily attributable to higher facility-related costs of 0.2%, higher severance costs of 0.2% and higher consulting costs of 0.2%.

The increase of $5.1 million in Other general and administrative expenses, which includes corporate and other costs, was primarily attributable to higher compensation costs of $4.3 million, higher consulting costs of $1.2 million, higher software maintenance costs of $1.0 million, higher travel costs of $0.7 million and higher merger and integration costs of $0.5 million, partially offset by lower charitable contributions costs of $1.4 million and lower other costs of $1.2 million.

Depreciation, Amortization and Net (Gain) Loss on Disposal of Property and Equipment

	Years Ended December 31,
	2015		2014
		% of		% of		Change in % of
(in thousands)	Amount	Revenues	Amount	Revenues	$ Change	Revenues
Depreciation, net:
Americas	$37,842	3.6%	$40,557	3.8%	$(2,715)	-0.2%
EMEA	4,559	1.9%	4,806	1.9%	(247)	0.0%
Other	1,351	—	—	—	1,351	—

Consolidated	$43,752	3.4%	$45,363	3.4%	$(1,611)	0.0%

Amortization of intangibles:
Americas	$13,648	1.3%	$14,396	1.3%	$(748)	0.0%
EMEA	522	0.2%	—	0.0%	522	0.2%
Other	—	—	—	—	—	—

Consolidated	$14,170	1.1%	$14,396	1.1%	$(226)	0.0%

Net (gain) loss on disposal of property and equipment:
Americas	$573	0.1%	$(2,026)	-0.2%	$2,599	0.3%
EMEA	(156)	-0.1%	(4)	0.0%	(152)	-0.1%
Other	(36)	—	—	—	(36)	—

Consolidated	$381	0.0%	$(2,030)	-0.2%	$2,411	0.2%

The decrease in depreciation was primarily due to certain fully depreciated net fixed assets.

The decrease in amortization was primarily due to certain fully amortized intangible assets.

The net (gain) on disposal of property and equipment in 2014 primarily related to the sale of land, a building and fixed assets located in Bismarck, North Dakota. See Note 12, Property and Equipment, of the “Notes to Consolidated Financial Statements” for further information.

Other Income (Expense)

	Years Ended December 31,
(in thousands)	2015	2014	$ Change
Interest income	$668	$958	$(290)

Interest (expense)	$(2,465)	$(2,011)	$(454)

Other income (expense):
Foreign currency transaction gains (losses)	$(2,924)	$(1,740)	$(1,184)
Gains (losses) on foreign currency derivative instruments not designated as hedges	1,374	(44)	1,418
Gains (losses) on liquidation of foreign subsidiaries	(647)	—	(647)
Other miscellaneous income (expense)	(287)	441	(728)

Total other income (expense)	$(2,484)	$(1,343)	$(1,141)

The decrease in interest income reflects lower average interest rates on invested balances of interest-bearing investments in cash and cash equivalents in 2015 compared to 2014.

The increase in interest (expense) was primarily due to interest accretion on the contingent consideration related to the July 2015 Qelp acquisition.

The (loss) on liquidation of foreign subsidiaries in 2015 was due to the substantial liquidation of operations in a foreign entity.

Income Taxes

	Years Ended December 31,
(in thousands)	2015	2014	$ Change
Income from continuing operations before income taxes	$89,983	$77,159	$12,824
Income taxes	$21,386	$19,368	$2,018

			% Change
Effective tax rate	23.8%	25.1%	-1.3%

The decrease in the effective tax rate in 2015 compared to 2014 is primarily due to the recognition of a $2.2 million previously unrecognized tax benefit and a $1.3 million reversal of a valuation allowance on deferred tax assets where it is more likely than not the assets will be realized. This decrease was partially offset by a $3.0 million increase in tax provision due to a $12.6 million income increase in a high tax rate jurisdiction. The change in the effective tax rate was also affected by several other factors, including fluctuations in earnings among the various jurisdictions in which we operate, none of which are individually material.

2014 Compared to 2013

Revenues

	Years Ended December 31,
	2014		2013
		% of		% of
(in thousands)	Amount	Revenues	Amount	Revenues	$ Change
Americas	$1,070,824	80.7%	$1,050,813	83.2%	$20,011
EMEA	256,699	19.3%	212,647	16.8%	44,052
Other	—	0.0%	—	0.0%	—

Consolidated	$1,327,523	100.0%	$1,263,460	100.0%	$64,063

Consolidated revenues increased $64.1 million, or 5.1%, in 2014 from 2013.

The increase in Americas’ revenues was primarily due to higher volumes from existing contracts of $89.9 million and new contract sales of $4.3 million, partially offset by end-of-life client programs of $50.4 million and the negative foreign currency impact of $23.8 million. Revenues from our offshore operations represented 38.9% of Americas’ revenues, compared to 39.5% in 2013.

The increase in EMEA’s revenues was primarily due to higher volumes from existing contracts of $49.6 million and new contract sales of $2.2 million, partially offset by end-of-life client programs of $4.6 million and the negative foreign currency impact of $3.1 million.

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

General and Administrative

	Years Ended December 31,
	2014		2013
		% of		% of		Change in % of
(in thousands)	Amount	Revenues	Amount	Revenues	$ Change	Revenues
Americas	$197,167	18.4%	$204,321	19.4%	$(7,154)	-1.0%
EMEA	50,760	19.8%	46,667	21.9%	4,093	-2.1%
Other	50,202	—	46,531	—	3,671	—

Consolidated	$298,129	22.5%	$297,519	23.5%	$610	-1.0%

The increase of $0.6 million in general and administrative expenses included a positive foreign currency impact of $5.5 million in the Americas and a positive foreign currency impact of $0.4 million in EMEA.

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

The increase of $3.7 million in Other general and administrative expenses, which includes corporate and other costs, was primarily attributable to higher compensation costs of $1.9 million, higher charitable contributions of $1.4 million, higher legal and professional fees of $0.7 million, higher consulting costs of $0.5 million, higher facility-related costs of $0.2 million and higher insurance costs of $0.2 million, partially offset by lower merger and integration costs of $0.6 million, lower software maintenance costs of $0.4 million and lower other costs of $0.2 million.

Depreciation, Amortization and Net (Gain) Loss on Disposal of Property

	Years Ended December 31,
	2014		2013
		% of		% of		Change in % of
(in thousands)	Amount	Revenues	Amount	Revenues	$ Change	Revenues
Depreciation, net:
Americas	$40,557	3.8%	$37,818	3.6%	$2,739	0.2%
EMEA	4,806	1.9%	4,266	2.0%	540	-0.1%
Other	—	—	—	—	—	—

Consolidated	$45,363	3.4%	$42,084	3.3%	$3,279	0.1%

Amortization of intangibles:
Americas	$14,396	1.3%	$14,863	1.4%	$(467)	-0.1%
EMEA	—	0.0%	—	0.0%	—	0.0%
Other	—	—	—	—	—	—

Consolidated	$14,396	1.1%	$14,863	1.2%	$(467)	-0.1%

Net (gain) loss on disposal of property and equipment:
Americas	$(2,026)	-0.2%	$8	0.0%	$(2,034)	-0.2%
EMEA	(4)	0.0%	193	0.1%	(197)	-0.1%
Other	—	—	—	—	—	—

Consolidated	$(2,030)	-0.2%	$201	0.0%	$(2,231)	-0.2%

The increase in depreciation was primarily due to net fixed asset additions.

The decrease in amortization was primarily due to certain fully amortized intangible assets.

The net (gain) on disposal of property and equipment in 2014 primarily related to the sale of land, a building and fixed assets located in Bismarck, North Dakota. See Note 12, Property and Equipment, of the “Notes to Consolidated Financial Statements” for further information.

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

The decrease in the effective income tax rate in 2014 compared to 2013 is primarily due to a $23.0 million increase in income in a high tax rate jurisdiction which increased the tax provision by $6.3 million. This increase was partially offset by a decrease of $2.3 million in foreign withholding taxes recognized in 2014. The remaining change is due to several factors, including fluctuations in earnings among the various other jurisdictions in which we operate, none of which are individually material.

Quarterly Results

The following information presents our unaudited quarterly operating results for 2015 and 2014. The data has been prepared on a basis consistent with the accompanying Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, and includes all adjustments, consisting of normal recurring accruals, that we consider necessary for a fair presentation thereof.

(in thousands, except per share data)	12/31/2015	9/30/2015	6/30/2015	3/31/2015	12/31/2014	9/30/2014	6/30/2014	3/31/2014
Revenues	$337,278	$317,924	$307,453	$323,685	$349,925	$332,671	$320,498	$324,429

Operating expenses:
Direct salaries and related costs	214,307	206,139	202,143	213,927	227,802	221,598	221,085	221,625
General and administrative (1,2)	79,337	72,647	72,566	72,707	77,074	73,732	73,994	73,329
Depreciation, net	10,748	10,938	11,007	11,059	11,227	11,516	11,322	11,298
Amortization of intangibles	3,666	3,638	3,435	3,431	3,489	3,597	3,659	3,651
Net (gain) loss on disposal of property and equipment (3)	221	55	85	20	(2,225)	136	11	48

Total operating expenses	308,279	293,417	289,236	301,144	317,367	310,579	310,071	309,951

Income from operations	28,999	24,507	18,217	22,541	32,558	22,092	10,427	14,478

Other income (expense):
Interest income	189	162	151	166	241	249	237	231
Interest (expense) (4)	(938)	(478)	(610)	(439)	(496)	(464)	(552)	(499)
Other income (expense) (5)	(617)	(871)	(167)	(829)	(1,201)	(406)	(399)	663

Total other income (expense)	(1,366)	(1,187)	(626)	(1,102)	(1,456)	(621)	(714)	395

Income before income taxes	27,633	23,320	17,591	21,439	31,102	21,471	9,713	14,873
Income taxes	7,597	3,310	4,679	5,800	8,599	4,833	1,376	4,560

Net income	$20,036	$20,010	$12,912	$15,639	$22,503	$16,638	$8,337	$10,313

Net income per common share (6) :
Basic	$0.48	$0.48	$0.31	$0.37	$0.53	$0.39	$0.20	$0.24
Diluted	$0.48	$0.48	$0.31	$0.37	$0.53	$0.39	$0.19	$0.24
Weighted average shares:
Basic	41,630	41,783	42,008	42,181	42,280	42,704	42,711	42,739
Diluted	42,117	42,084	42,216	42,440	42,533	42,837	42,810	42,837

(1)

The quarter ended September 30, 2015 includes $0.5 million in Qelp acquisition-related costs and a $0.9 million net gain on insurance settlement. See Note 2, Acquisitions, and Note 12, Property and Equipment, for further information.

(2)

The quarters ended September 30, 2014 and June 30, 2014 include $(0.1) million and $(0.2) million, respectively, related to the Exit Plans. See Note 3, Costs Associated with Exit or Disposal Activities, for further information.

(3)

The quarter ended December 31, 2014 includes a $2.6 million (gain) on the sale of fixed assets, land and building located in Bismarck, North Dakota. See Note 12, Property and Equipment, for further information.

(4)	The quarter ended December 31, 2015 includes $(0.4) million of interest accretion on contingent consideration. See Note 4, Fair Value, for further information.

(5)	The quarter ended December 31, 2015 includes a $(0.6) million loss on liquidation of a foreign subsidiary. See Note 26, Other Income (Expense), for further information.

(6)	Net income per basic and diluted common share is computed independently for each of the quarters presented and, therefore, may not sum to the total for the year.

Business Outlook

For the three months ended March 31, 2016, we anticipate the following financial results:

•	Revenues in the range of $318.0 million to $323.0 million;

•	Effective tax rate of approximately 33%;

•	Fully diluted share count of approximately 42.1 million;

•	Diluted earnings per share in the range of $0.30 to $0.33; and

•	Capital expenditures in the range of $15.0 million to $20.0 million

For the twelve months ended December 31, 2016, we anticipate the following financial results:

•	Revenues in the range of $1,336.0 million to $1,354.0 million;

•	Effective tax rate of approximately 31%;

•	Fully diluted share count of approximately 42.4 million;

•	Diluted earnings per share in the range of $1.49 to $1.59; and

•	Capital expenditures in the range of $60.0 million to $70.0 million

We continue to monitor the recent macro-economic volatility and assess its impact on consumer sentiment, final demand and client forecasts. Client forecasts, on balance, thus far indicate acceleration in demand in 2016 compared to 2015. At a broad level, this increased demand is being driven by a shift to outsourcing and share gains from competition, coupled with lower program completions. More specifically, it is manifesting mostly within existing clients and programs across the financial services, communications, technology and healthcare verticals. To service this demand, we anticipate adding seat capacity in 2016, roughly two-thirds of which is expected in the first half of 2016. In accordance with the front-end loaded capacity additions, the Company expects program ramp costs to disproportionately impact operating margins in the first half of 2016. The business outlook also reflects the impact of foreign exchange volatility, which is expected to negatively impact revenues by approximately $30 million for the full-year of 2016 versus 2015. Diluted earnings per share for 2016 reflect a materially higher effective tax rate relative to 2015 partly due to discrete adjustments, which lowered the effective tax rate in 2015. In addition, the higher effective tax rate in 2016 also reflects a shift in the mix of pre-tax income to higher tax rate jurisdictions.

Our revenues and earnings per share assumptions for the first quarter and full-year 2016 are based on foreign exchange rates as of February 2016. Therefore, the continued volatility in foreign exchange rates between the U.S. Dollar and the functional currencies of the markets we serve could have a further impact, positive or negative, on revenues and earnings per share relative to the business outlook for the first quarter and full-year, as discussed above.

We anticipate total other interest income (expense), net of approximately $(1.0) million for the first quarter and $(4.0) million for the full year 2016. These amounts include the interest accretion on the contingent consideration, which is expected to be $(0.2) million in the first quarter of 2016 and approximately $(1.0) million for the year. The amounts, however, exclude the potential impact of any future foreign exchange gains or losses in other income (expense).

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

During 2015, cash increased $120.5 million from operating activities, $0.6 million from the proceeds from sale of property and equipment, $1.5 million proceeds from insurance settlement, $5.0 million proceeds from the issuance of long-term debt, $0.4 million in excess tax benefits from stock compensation and $0.7 million from proceeds from grants. Further, we used $49.7 million for capital expenditures, $9.4 million for the Qelp acquisition, $10.0 million to repay long-term debt, $20.9 million to repurchase our common stock, $0.3 million to repay short-term debt, $3.3 million to repurchase stock for minimum tax withholding on equity awards and $1.0 million for loan fees related to long-term debt, resulting in a $20.2 million increase in available cash (including the unfavorable effects of foreign currency exchange rates on cash of $13.9 million).

Net cash flows provided by operating activities for 2015 were $120.5 million, compared to $94.3 million in 2014. The $26.2 million increase in net cash flows from operating activities was due to a $10.8 million increase in net income, a net increase of $14.7 million in cash flows from assets and liabilities and a $0.7 million increase in non-cash reconciling items such as depreciation and amortization, (gain) loss on the sale of discontinued operations, net (gain) loss on disposal of property and equipment, impairment losses and unrealized foreign currency transaction (gains) losses, net. The $14.7 million increase in cash flows from assets and liabilities was principally a result of a $42.8 million decrease in accounts receivable, partially offset by a $9.8 million decrease in other liabilities, an $8.3 million decrease in taxes payable, a $5.3 million increase in other assets and a $4.7 million decrease in deferred revenue. The $42.8 million decrease in the change in accounts receivable is primarily due to the timing of billings and collections in 2015 over 2014.

Capital expenditures, which are generally funded by cash generated from operating activities, available cash balances and borrowings available under our credit facilities, were $49.7 million for 2015, compared to $44.7 million for 2014, an increase of $5.0 million. In 2016, we anticipate capital expenditures in the range of $60.0 million to $70.0 million, primarily for new seat additions, Enterprise Resource Planning upgrades, facility upgrades, maintenance and systems infrastructure.

On May 12, 2015, we entered into a $440 million revolving credit facility (the “2015 Credit Agreement”) with a group of lenders and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent, Swing Line Lender and Issuing Lender (“KeyBank”). The 2015 Credit Agreement replaced our previous $245 million revolving credit facility dated May 3, 2012, as amended, which agreement was terminated simultaneous with entering into the 2015 Credit Agreement. The 2015 Credit Agreement is subject to certain borrowing limitations and includes certain customary financial and restrictive covenants. At December 31, 2015, we were in compliance with all loan requirements of the 2015 Credit Agreement and had $70.0 million of outstanding borrowings under this facility as of December 31, 2015.

Our credit agreements had an average daily utilization of $70.0 million, $85.9 million and $102.5 million during the years ended December 31, 2015, 2014 and 2013, respectively. During the years ended December 31, 2015, 2014, and 2013, the related interest expense, including the commitment fee and excluding the amortization of deferred loan fees, was $1.3 million, $1.4 million and $1.8 million, respectively, which represented weighted average interest rates of 1.9%, 1.7% and 1.7%, respectively.

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

We are currently under audit in several tax jurisdictions. We received assessments for the Canadian 2003-2009 audit. Requests for Competent Authority Assistance were filed with both the Canadian Revenue Agency and the U.S. Internal Revenue Service and we paid mandatory security deposits to Canada as part of this process. The total amount of deposits, net of the effects of foreign exchange rate adjustments, were $13.4 million and $15.9 million as of December 31, 2015 and 2014, respectively, and are included in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheets. Although the outcome of examinations by taxing authorities is always uncertain, we believe we are adequately reserved for these audits and that resolution is not expected to have a material impact on our financial condition and results of operations.

As of December 31, 2015, we had $235.4 million in cash and cash equivalents, of which approximately 94.2%, or $221.7 million, was held in international operations and is deemed to be indefinitely reinvested offshore. These funds may be subject to additional taxes if repatriated to the United States, including withholding tax applied by the country of origin and an incremental U.S. income tax, net of allowable foreign tax credits. There are circumstances where we may be unable to repatriate some of the cash and cash equivalents held by our international operations due to country restrictions. We do not intend nor currently foresee a need to repatriate these funds. We expect our current domestic cash levels and cash flows from operations to be adequate to meet our domestic anticipated working capital needs, including investment activities such as capital expenditures and debt repayment for the next twelve months and the foreseeable future. However, from time to time, we may borrow funds under our 2015 Credit Agreement as a result of the timing of our working capital needs, including capital expenditures. Additionally, we expect our current foreign cash levels and cash flows from foreign operations to be adequate to meet our foreign anticipated working capital needs, including investment activities such as capital expenditures for the next twelve months and the foreseeable future.

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

Off-Balance Sheet Arrangements and Other

At December 31, 2015, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Contractual Obligations

The following table summarizes our contractual cash obligations at December 31, 2015, and the effect these obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years	Other
Operating leases(1)	$169,758	$38,318	$61,564	$38,903	$30,973	$—
Purchase obligations(2)	62,303	41,806	17,693	2,334	470	—
Accounts payable (3)	23,255	23,255	—	—	—	—
Accrued employee compensation and benefits (3)	77,234	77,234	—	—	—	—
Income taxes payable (4)	1,959	1,959	—	—	—	—
Other accrued expenses and current liabilities (5)	21,247	21,247	—	—	—	—
Long-term debt (6)	70,000	—	—	70,000	—	—
Long-term tax liabilities (7)	5,094	—	—	—	—	5,094
Other long-term liabilities (8)	12,944	143	5,513	4,541	2,747	—

	$443,794	$203,962	$84,770	$115,778	$34,190	$5,094

(1)	Amounts represent the expected cash payments under our operating leases.

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

(6)	Amount represents total outstanding borrowings. See Note 18, Borrowings, to the accompanying Consolidated Financial Statements.

(7)

Long-term tax liabilities include uncertain tax positions and related penalties and interest as discussed in Note 20, Income Taxes, to the accompanying Consolidated Financial Statements, included in “Long-term income tax liabilities” in the accompanying Consolidated Balance Sheet. The amount in the table has been reduced by Canadian mandatory security deposits of $13.4 million, which are included in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheet. We cannot make reasonably reliable estimates of the cash settlement of $5.1 million of the long-term liabilities with the taxing authority; therefore, amounts have been excluded from payments due by period.

(8)

Other long-term liabilities, which exclude deferred income taxes and other non-cash long-term liabilities, represent the expected cash payments for contingent consideration related to the Qelp acquisition, cash payments due under restructuring accruals for lease obligations and pension obligations. See Note 2, Acquisitions, Note 3, Costs Associated with Exit or Disposal Activities, and Note 23, Defined Benefit Pension Plan and Postretirement Benefits, to the accompanying Consolidated Financial Statements.

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

Revenues from fulfillment services account for 1.6%, 1.4% and 1.3% of total consolidated revenues for the years ended December 31, 2015, 2014 and 2013, respectively, some of which contain multiple-deliverables. The service offerings for these fulfillment service contracts typically include pick-pack-and-ship, warehousing, process management, finished goods assembly and pass-through costs. In accordance with ASC 605-25 “Revenue Recognition — Multiple-Element Arrangements” (“ASC 605-25”) (as amended by Accounting Standards Update (“ASU”) 2009-13 “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force”) (“ASU 2009-13”), we determine if the services provided under these contracts with multiple-deliverables represent separate units of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value, and where return rights exist, delivery or performance of the undelivered items is considered probable and substantially within our control. If those deliverables are determined to be separate units of accounting, revenues from these services are recognized as the services are performed under a fully executed contractual agreement. If those deliverables are not determined to be separate units of accounting, revenue for the delivered services are bundled into a single unit of accounting and recognized on the proportional performance method using the straight-line basis over the contract period, or the actual number of operational seats used to serve the client, as appropriate.

We allocate revenue to each of the deliverables based on a selling price hierarchy of vendor specific objective evidence (“VSOE”), third-party evidence, and then estimated selling price. VSOE is based on the price charged when the deliverable is sold separately. Third-party evidence is based on largely interchangeable competitor services in standalone sales to similarly situated customers. Estimated selling price is based on our best estimate of what the selling prices of deliverables would be if they were sold regularly on a standalone basis. Estimated selling price is established considering multiple factors including, but not limited to, pricing practices in different geographies, service offerings, and customer classifications. Once we allocate revenue to each deliverable, we recognize revenue when all revenue recognition criteria are met. As of December 31, 2015, our fulfillment contracts with multiple-deliverables met the separation criteria as outlined in ASC 605-25 and the revenue was accounted for accordingly. Other than these fulfillment contracts, we have no other contracts that contain multiple-deliverables as of December 31, 2015.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts, $3.6 million as of December 31, 2015, or 1.3% of trade account receivables, for estimated losses arising from the inability of our customers to make required payments. Our estimate is based on qualitative and quantitative analyses, including credit risk measurement tools and methodologies using the publicly available credit and capital market information, a review of the current status of our trade accounts receivable and historical collection experience of our clients. It is reasonably possible that our estimate of the allowance for doubtful accounts will change if the financial condition of our customers were to deteriorate, resulting in a reduced ability to make payments.

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

As of December 31, 2015, we determined that a total valuation allowance of $30.1 million was necessary to reduce U.S. deferred tax assets by $0.7 million and foreign deferred tax assets by $29.4 million, where it was more likely than not that some portion or all of such deferred tax assets will not be realized. The recoverability of the remaining net deferred tax asset of $9.1 million as of December 31, 2015 is dependent upon future profitability within each tax jurisdiction. As of December 31, 2015, based on our estimates of future taxable income and any applicable tax-planning strategies within various tax jurisdictions, we believe that it is more likely than not that the remaining net deferred tax assets will be realized.

A provision for income taxes has not been made for the undistributed earnings of foreign subsidiaries of approximately $399.0 million as of December 31, 2015, as the earnings are indefinitely reinvested in foreign business operations. If these earnings are repatriated or otherwise become taxable in the U.S, we would be subject to an incremental U.S. tax expense net of any allowable foreign tax credits, in addition to any applicable foreign withholding tax expense. Determination of any unrecognized deferred tax liability related to investments in foreign subsidiaries is not practicable due to the inherent complexity of the multi-national tax environment in which we operate.

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

As of December 31, 2015, we had $8.1 million of unrecognized tax benefits, a net decrease of $5.2 million from $13.3 million as of December 31, 2014. Had we recognized these tax benefits, approximately $8.1 million and $13.3 million and the related interest and penalties would favorably impact the effective tax rate in 2015 and 2014, respectively. We do not anticipate that any of the unrecognized tax benefits will be recognized in the next twelve months.

Our provision for income taxes is subject to volatility and is impacted by the distribution of earnings in the various domestic and international jurisdictions in which we operate. Our effective tax rate could be impacted by earnings being either proportionally lower or higher in foreign countries where we have tax rates lower than the U.S. tax rates. In addition, we have been granted tax holidays in several foreign tax jurisdictions, which have various expiration dates ranging from 2016 through 2028. If we are unable to renew a tax holiday in any of these jurisdictions, our effective tax rate could be adversely impacted. In some cases, the tax holidays expire without possibility of renewal. In other cases, we expect to renew these tax holidays, but there are no assurances from the respective foreign governments that they will permit a renewal. The tax holidays decreased the provision for income taxes by $4.0 million, $2.7 million and $4.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. Our effective tax rate could also be affected by several additional factors, including changes in the valuation of our deferred tax assets or liabilities, changing legislation, regulations, and court interpretations that impact tax law in multiple tax jurisdictions in which we operate, as well as new requirements, pronouncements and rulings of certain tax, regulatory and accounting organizations.

Impairment of Long-Lived Assets

We evaluate the carrying value of property and equipment and definite-lived intangible assets, which had a carrying value of $162.9 million as of December 31, 2015, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An asset is considered to be impaired when the forecasted undiscounted cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment and, therefore, might require an impairment charge in the future.

Impairment of Goodwill

We evaluate goodwill, which had a carrying value of $195.7 million as of December 31, 2015, for impairment at least annually, during the third quarter of each year, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. To assess the realizability of goodwill, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We may elect to forgo this option and proceed to the annual two-step goodwill impairment test.

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

New Accounting Standards Not Yet Adopted

See Note 1, Overview and Summary of Significant Accounting Policies, of the accompanying “Notes to Consolidated Financial Statements” for information related to recent accounting pronouncements.

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

We serve a number of U.S.-based clients using customer contact management center capacity in The Philippines and Costa Rica, which are within our Americas segment. Although the contracts with these clients are priced in USDs, a substantial portion of the costs incurred to render services under these contracts are denominated in Philippine Pesos (“PHP”) and Costa Rican Colones (“CRC”), which represent FX exposures. Additionally, our EMEA segment services clients in Hungary and Romania where the contracts are priced in Euros (“EUR”), with a substantial portion of the costs incurred to render services under these contracts denominated in Hungarian Forints and Romanian Leis.

In order to hedge a portion of our anticipated cash flow requirements denominated in PHP and CRC, we had outstanding forward contracts and options as of December 31, 2015 with counterparties through December 2016 with notional amounts totaling $106.3 million. As of December 31, 2015, we had net total derivative assets associated with these contracts with a fair value of $0.1 million, which will settle within the next 12 months. If the USD was to weaken against the PHP and CRC by 10% from current period-end levels, we would incur a loss of approximately $8.4 million on the underlying exposures of the derivative instruments. However, this loss would be mitigated by corresponding gains on the underlying exposures.

We entered into forward exchange contracts with notional amounts totaling $63.5 million to hedge net investments in our foreign operations. The purpose of these derivative instruments is to protect against the risk that the net assets of certain foreign subsidiaries will be adversely affected by changes in exchange rates and economic exposures related to our foreign currency-based investments in these subsidiaries. As of December 31, 2015, the fair value of these derivatives was a net asset of $10.2 million. The potential loss in fair value at December 31, 2015, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $5.3 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.

We also entered into forward exchange contracts with notional amounts totaling $50.6 million that are not designated as hedges. The purpose of these derivative instruments is to protect against FX volatility pertaining to intercompany receivables and payables, and other assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies. As of December 31, 2015, the fair value of these derivatives was a net liability of $0.2 million. The potential loss in fair value at December 31, 2015, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $3.5 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.

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

Interest Rate Risk

Our exposure to interest rate risk results from variable debt outstanding under our revolving credit facility. We pay interest on outstanding borrowings at interest rates that fluctuate based upon changes in various base rates. As of December 31, 2015, we had $70.0 million in borrowings outstanding under the revolving credit facility. Based on our level of variable rate debt outstanding during the year ended December 31, 2015, a one-point increase in the weighted average interest rate, which generally equals the LIBOR rate plus an applicable margin, would have had a $0.7 million impact on our results of operations.

We have not historically used derivative instruments to manage exposure to changes in interest rates.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are located beginning on page 50 and page 32 of this report, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management believes that, as of December 31, 2015, our internal control over financial reporting was effective.

Attestation Report of Independent Registered Public Accounting Firm

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on page 42.

Changes to Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sykes Enterprises, Incorporated

Tampa, Florida

We have audited the internal control over financial reporting of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2015 of the Company and our report dated February 29, 2016 expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ Deloitte & Touche LLP

Tampa, Florida

February 29, 2016

Item 9B. Other Information

None.

PART III

Item s 10. through 14.

All information required by Items 10 through 14, with the exception of information on Executive Officers which appears in this report in Item 1 under the caption “Executive Officers”, is incorporated by reference to SYKES’ Proxy Statement for the 2016 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

Consolidated Financial Statements

The Index to Consolidated Financial Statements is set forth on page 50 of this report.

Financial Statements Schedule

Schedule II — Valuation and Qualifying Accounts is set forth on page 102 of this report.

Other schedules have been omitted because they are not required or applicable or the information is included in the Consolidated Financial Statements or notes thereto.

Exhibits:

Exhibit Number	Exhibit Description

2.1	Articles of Merger between Sykes Enterprises, Incorporated, a North Carolina Corporation, and Sykes Enterprises, Incorporated, a Florida Corporation, dated March 1, 1996. (1)

2.2	Agreement and Plan of Merger, dated as of October 5, 2009, among ICT Group, Inc., Sykes Enterprises, Incorporated, SH Merger Subsidiary I, Inc., and SH Merger Subsidiary II, LLC (15)

2.3	Agreement and Plan of Merger, dated as of July 27, 2012, by and among Sykes Enterprises, Incorporated, Sykes Acquisition Subsidiary II, Inc., Alpine Access, Inc., and Shareholder Representative Services LLC. (22)

3.1	Articles of Incorporation of Sykes Enterprises, Incorporated, as amended. (2)

3.2	Articles of Amendment to Articles of Incorporation of Sykes Enterprises, Incorporated, as amended. (3)

3.3	Bylaws of Sykes Enterprises, Incorporated, as amended. (7)

3.4	Amendment to Bylaws of Sykes Enterprises, Incorporated. (24)

4.1	Specimen certificate for the Common Stock of Sykes Enterprises, Incorporated. (1)

10.1	2004 Non-Employee Directors’ Fee Plan. (5)*

10.2	First Amended and Restated 2004 Non-Employee Director’s Fee Plan. (12)*

10.3	Second Amended and Restated 2004 Non-Employee Director’s Fee Plan. (14)*

10.4	Third Amended and Restated 2004 Non-Employee Director’s Fee Plan. (16)*

10.5	Fourth Amended and Restated 2004 Non-Employee Director Fee Plan. (20)*

10.6	Fifth Amended and Restated 2004 Non-Employee Director Fee Plan. (26)*

10.7	Form of Split Dollar Plan Documents. (1)*

10.8	Form of Split Dollar Agreement. (1)*

Exhibit Number	Exhibit Description

10.9	Form of Indemnity Agreement between Sykes Enterprises, Incorporated and directors & executive officers. (1)

10.10	2001 Equity Incentive Plan. (4)*

10.11	Form of Restricted Share And Stock Appreciation Right Award Agreement dated as of March 29, 2006. (8)*

10.12	Form of Restricted Share And Bonus Award Agreement dated as of March 29, 2006. (8)*

10.13	Form of Restricted Share Award Agreement dated as of May 24, 2006. (9)*

10.14	Form of Restricted Share And Stock Appreciation Right Award Agreement dated as of January 2, 2007. (10)*

10.15	Form of Restricted Share Award Agreement dated as of January 2, 2007. (10)*

10.16	Form of Restricted Share and Stock Appreciation Right Award Agreement dated as of January 2, 2008. (11)*

10.17	2011 Equity Incentive Plan. *

10.18	Founder’s Retirement and Consulting Agreement dated December 10, 2004 between Sykes Enterprises, Incorporated and John H. Sykes. (6)*

10.19	Amended and Restated Employment Agreement dated as of December 30, 2008 between Sykes Enterprises, Incorporated and Charles E. Sykes. (17)*

10.20	Amended and Restated Employment Agreement dated as of December 30, 2008 between Sykes Enterprises, Incorporated and W. Michael Kipphut. (17)*

10.21	Amended and Restated Employment Agreement dated as of December 29, 2008 between Sykes Enterprises, Incorporated and Jenna R. Nelson. (17)*

10.22	Amended and Restated Employment Agreement dated as of December 29, 2008 between Sykes Enterprises, Incorporated and James T. Holder. (17)*

10.23	Amended and Restated Employment Agreement dated as of December 29, 2008 between Sykes Enterprises, Incorporated and William N. Rocktoff. (17)*

10.24	Amended and Restated Employment Agreement dated as of December 29, 2008 between Sykes Enterprises, Incorporated and James Hobby, Jr. (17)*

10.25	Amended and Restated Employment Agreement dated as of December 29, 2008 between Sykes Enterprises, Incorporated and Daniel L. Hernandez. (17)*

10.26	Amended and Restated Employment Agreement dated as of December 29, 2008 between Sykes Enterprises, Incorporated and David L. Pearson. (17)*

10.27	Lease Agreement, dated January 25, 2008, Lease Amendment Number One and Lease Amendment Number Two dated February 12, 2008 and May 28, 2008 respectively, between Sykes Enterprises, Incorporated and Kingstree Office One, LLC. (13)

10.28	Stock Purchase Agreement between Sykes Enterprises, Incorporated (not as a Seller), SEI International Services S.a.r.l. (as Seller), Sykes Enterprises Incorporated Holdings, BV (as Seller) and Antonio Marcelo Cid, Humberto Daniel Sahade as Buyers, dated December 13, 2010. (18)

Exhibit Number	Exhibit Description

10.29	Stock Purchase Agreement between Sykes Enterprises, Incorporated (not as a Seller), ICT Group Netherlands B.V. (as Seller), ICT Group Netherlands Holdings, B.V. (as Seller) and Carolina Gaito, Claudio Martin, Fernando A. Berrondo, Gustavo Rosetti as Buyers, dated December 24, 2010. (19)

10.30	Credit Agreement, dated May 12, 2015, between Sykes Enterprises, Incorporated, the lenders party thereto and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent. (21)

10.31	Business Sale and Purchase Agreement, dated as of March 29, 2012, between Sykes Enterprises, Incorporated and Iberphone, S.A.U. (22)

10.32	Stock Purchase Agreement, dated as of March 30, 2012, by and among Sykes Enterprises, Incorporated (not as a Seller), SEI International Services S.a.r.l. (as Seller) and Eugenio Arceu Garcia as Buyer. (22)

10.33	Employment Agreement, dated as of September 13, 2012, between Sykes Enterprises, Incorporated and Lawrence R. Zingale. (23)*

10.34	Employment Agreement, dated as of September 13, 2012, between Sykes Enterprises, Incorporated and Christopher Carrington. (23)*

10.35	Sykes Enterprises, Incorporated Deferred Compensation Plan Amended and Restated as of January 1, 2014. (28)*

10.36	Employment Agreement, dated as of April 15, 2014, between Sykes Enterprises, Incorporated and John Chapman. (25)*

10.37	Employment Agreement, dated as of October 29, 2014, between Sykes Enterprises, Incorporated and Andrew Blanchard. (28)*

14.1	Code of Ethics. (27)

21.1	List of subsidiaries of Sykes Enterprises, Incorporated.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney relating to subsequent amendments (included on the signature page of this report).

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer, pursuant to Section 1350.

32.2	Certification of Chief Financial Officer, pursuant to Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.

(1)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-2324) and incorporated herein by reference.

(2)	Filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-3 filed with the Commission on October 23, 1997, and incorporated herein by reference.

(3)	Filed as Exhibit 3.2 to the Registrant’s Form 10-K filed with the Commission on March 29, 1999, and incorporated herein by reference.

(4)	Filed as Exhibit 10.32 to Registrant’s Form 10-Q filed with the Commission on May 7, 2001, and incorporated herein by reference.

(5)	Filed as an Exhibit to Registrant’s Form 10-Q filed with the Commission on August 9, 2004, and incorporated herein by reference.

(6)	Filed as an Exhibit to Registrant’s Current Report on Form 8-K filed with the Commission on December 16, 2004, and incorporated herein by reference.

(7)	Filed as an Exhibit to Registrant’s Form 10-K filed with the Commission on March 22, 2005, and incorporated herein by reference.

(8)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on April 4, 2006, and incorporated herein by reference.

(9)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on May 31, 2006, and incorporated herein by reference.

(10)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on December 28, 2006, and incorporated herein by reference.

(11)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on January 8, 2008, and incorporated herein by reference.

(12)	Filed as an Exhibit to the Registrant’s Form 10-Q filed with the Commission on May 7, 2008, and incorporated herein by reference.

(13)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on May 29, 2008, and incorporated herein by reference.

(14)	Filed as an Exhibit to the Registrant’s Form 10-Q filed with the Commission on November 5, 2008, and incorporated herein by reference.

(15)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on October 9, 2009, and incorporated herein by reference.

(16)	Filed as an Exhibit to the Registrant’s Proxy Statement for the 2009 annual meeting of shareholders filed with the Commission on April 22, 2009, and incorporated herein by reference.

(17)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 10, 2009, and incorporated herein by reference.

(18)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on December 22, 2010, and incorporated herein by reference.

(19)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on December 30, 2010, and incorporated herein by reference.

(20)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2011, and incorporated herein by reference.

(21)	Filed as an Exhibit to the Registrant’s Form 8-K filed with the Commission on May 13, 2015, and incorporated herein by reference.

(22)	Filed as an Exhibit to the Registrant’s Form 8-K filed with the Commission on July 30, 2012, and incorporated herein by reference.

(23)	Filed as an Exhibit to the Registrant’s Form 8-K filed with the Commission on September 19, 2012, and incorporated herein by reference.

(24)	Filed as an Exhibit to the Registrant’s Form 8-K filed with the Commission on March 24, 2014, and incorporated herein by reference.

(25)	Filed as an Exhibit to the Registrant’s Form 8-K filed with the Commission on April 15, 2014, and incorporated herein by reference.

(26)	Filed as an Exhibit to the Registrant’s Proxy Statement for the 2012 annual meeting of shareholders filed with the Commission on April 14, 2012, and incorporated herein by reference.

(27)	Available on the Registrant’s website at www.sykes.com, by clicking on “Investor Relations” and then “Corporate Governance” under the heading “Corporate Governance.”

(28)	Filed as an Exhibit to Registrant’s Form 10-K filed with the Commission on February 19, 2015, and incorporated herein by reference.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, and State of Florida, on this 29th day of February 2016.

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

Signature	Title	Date
/s/ Paul L. Whiting Paul L. Whiting	Chairman of the Board	February 29, 2016

/s/ Charles E. Sykes Charles E. Sykes	President and Chief Executive Officer and Director (Principal Executive Officer)	February 29, 2016

/s/ Lt. Gen. Michael P. Delong (Ret.) Lt. Gen. Michael P. Delong (Ret.)	Director	February 29, 2016

/s/ Lorraine L. Lutton Lorraine L. Lutton	Director	February 29, 2016

/s/ Iain A. Macdonald Iain A. Macdonald	Director	February 29, 2016

/s/ James S. MacLeod James S. MacLeod	Director	February 29, 2016

/s/ William J. Meurer William J. Meurer	Director	February 29, 2016

/s/ William D. Muir, Jr. William D. Muir, Jr.	Director	February 29, 2016

/s/ John Chapman John Chapman	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 29, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sykes Enterprises, Incorporated

Tampa, Florida

We have audited the accompanying consolidated balance sheets of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sykes Enterprises, Incorporated and subsidiaries as of December 31, 2015 and 2014 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Tampa, Florida

February 29, 2016

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share data)	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$235,358	$215,137
Receivables, net	277,096	290,397
Prepaid expenses	17,321	14,896
Other current assets	33,262	29,656

Total current assets	563,037	550,086
Property and equipment, net	111,962	109,880
Goodwill, net	195,733	193,831
Intangibles, net	50,896	60,620
Deferred charges and other assets	26,144	30,083

	$947,772	$944,500

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$23,255	$25,523
Accrued employee compensation and benefits	77,246	82,072
Current deferred income tax liabilities	1,120	144
Income taxes payable	1,959	3,662
Deferred revenue	28,119	34,245
Other accrued expenses and current liabilities	21,476	22,216

Total current liabilities	153,175	167,862
Deferred grants	4,810	5,110
Long-term debt	70,000	75,000
Long-term income tax liabilities	18,512	20,630
Other long-term liabilities	22,595	17,680

Total liabilities	269,092	286,282

Commitments and loss contingency (Note 22)
Shareholders’ equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 200,000 shares authorized;
42,785 and 43,291 shares issued, respectively	428	433
Additional paid-in capital	275,380	279,288
Retained earnings	458,325	400,514
Accumulated other comprehensive income (loss)	(53,662)	(20,561)
Treasury stock at cost: 113 and 132 shares, respectively	(1,791)	(1,456)

Total shareholders’ equity	678,680	658,218

	$947,772	$944,500

See accompanying Notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended December 31,
(in thousands, except per share data)	2015	2014	2013
Revenues	$1,286,340	$1,327,523	$1,263,460

Operating expenses:
Direct salaries and related costs	836,516	892,110	855,266
General and administrative	297,257	298,129	297,519
Depreciation, net	43,752	45,363	42,084
Amortization of intangibles	14,170	14,396	14,863
Net (gain) loss on disposal of property and equipment	381	(2,030)	201

Total operating expenses	1,192,076	1,247,968	1,209,933

Income from operations	94,264	79,555	53,527

Other income (expense):
Interest income	668	958	866
Interest (expense)	(2,465)	(2,011)	(2,307)
Other income (expense)	(2,484)	(1,343)	(761)

Total other income (expense)	(4,281)	(2,396)	(2,202)

Income before income taxes	89,983	77,159	51,325
Income taxes	21,386	19,368	14,065

Net income	$68,597	$57,791	$37,260

Net income per common share:
Basic	$1.64	$1.36	$0.87

Diluted	$1.62	$1.35	$0.87

Weighted average common shares outstanding:
Basic	41,899	42,609	42,877
Diluted	42,447	42,814	42,925

See accompanying Notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
(in thousands)	2015	2014	2013
Net income	$68,597	$57,791	$37,260

Other comprehensive income (loss), net of taxes:
Foreign currency translation gain (loss), net of taxes	(36,525)	(34,827)	(3,332)
Unrealized gain (loss) on net investment hedges, net of taxes	3,894	3,959	(1,118)
Unrealized actuarial gain (loss) related to pension liability, net of taxes	21	(142)	(263)
Unrealized gain (loss) on cash flow hedging instruments, net of taxes	(416)	2,424	(1,965)
Unrealized gain (loss) on postretirement obligation, net of taxes	(75)	28	(181)

Other comprehensive income (loss), net of taxes	(33,101)	(28,558)	(6,859)

Comprehensive income (loss)	$35,496	$29,233	$30,401

See accompanying Notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
(in thousands)	Shares Issued	Amount
Balance at January 1, 2013	43,790	$438	$277,192	$315,187	$14,856	$(1,409)	$606,264
Issuance of common stock	10	—	59	—	—	—	59
Stock-based compensation expense	—	—	4,873	—	—	—	4,873
Excess tax benefit (deficiency) from stock-based compensation	—	—	(187)	—	—	—	(187)
Issuance of common stock under equity award plans, net of shares withheld for employee taxes	538	5	(29)	—	—	(203)	(227)
Repurchase of common stock	—	—	—	—	—	(5,479)	(5,479)
Retirement of treasury stock	(341)	(3)	(2,395)	(3,081)	—	5,479	—
Comprehensive income (loss)	—	—	—	37,260	(6,859)	—	30,401

Balance at December 31, 2013	43,997	440	279,513	349,366	7,997	(1,612)	635,704
Stock-based compensation expense	—	—	6,381	—	—	—	6,381
Excess tax benefit (deficiency) from stock-based compensation	—	—	(82)	—	—	—	(82)
Issuance of common stock under equity award plans, net of shares withheld for employee taxes	(76)	(1)	(592)	—	—	156	(437)
Repurchase of common stock	—	—	—	—	—	(12,581)	(12,581)
Retirement of treasury stock	(630)	(6)	(5,932)	(6,643)	—	12,581	—
Comprehensive income (loss)	—	—	—	57,791	(28,558)	—	29,233

Balance at December 31, 2014	43,291	433	279,288	400,514	(20,561)	(1,456)	658,218
Stock-based compensation expense	—	—	8,749	—	—	—	8,749
Excess tax benefit (deficiency) from stock-based compensation	—	—	422	—	—	—	422
Issuance of common stock under equity award plans, net of shares withheld for employee taxes	348	4	(3,159)	—	—	(171)	(3,326)
Repurchase of common stock	—	—	—	—	—	(20,879)	(20,879)
Retirement of treasury stock	(854)	(9)	(9,920)	(10,786)	—	20,715	—
Comprehensive income (loss)	—	—	—	68,597	(33,101)	—	35,496

Balance at December 31, 2015	42,785	$428	$275,380	$458,325	$(53,662)	$(1,791)	$678,680

See accompanying Notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2015	2014	2013
Cash flows from operating activities:
Net income	$68,597	$57,791	$37,260
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	44,515	46,255	43,094
Amortization of intangibles	14,170	14,396	14,863
Amortization of deferred grants	(973)	(1,348)	(1,148)
Unrealized foreign currency transaction (gains) losses, net	318	119	6,302
Stock-based compensation expense	8,749	6,381	4,873
Excess tax (benefit) from stock-based compensation	(422)	—	—
Deferred income tax provision (benefit)	2,515	4,865	(362)
Net (gain) loss on disposal of property and equipment	381	(2,030)	201
Bad debt expense (reversals)	278	(181)	483
Write-downs (recoveries) of value added tax receivables	—	(638)	143
Unrealized (gains) losses on financial instruments, net	1,028	2,352	(15)
Foreign exchange (gain) loss on liquidation of foreign entities	720	113	(83)
Amortization of deferred loan fees	403	259	259
Net (gain) on insurance settlement	(919)	—	—
Proceeds from business interruption insurance settlement	156	—	—
Imputed interest expense and fair value adjustments to contingent consideration	408	—	—
Other	(106)	(10)	(116)
Changes in assets and liabilities, net of acquisition:
Receivables	2,499	(40,276)	(22,062)
Prepaid expenses	(3,040)	336	(3,931)
Other current assets	(6,972)	(6,673)	(1,177)
Deferred charges and other assets	1,951	3,545	(2,754)
Accounts payable	(124)	2,029	(1,282)
Income taxes receivable / payable	(5,666)	2,609	804
Accrued employee compensation and benefits	(1,481)	5,179	9,140
Other accrued expenses and current liabilities	(1,564)	(5,026)	(2,025)
Deferred revenue	(2,559)	2,147	2,826
Other long-term liabilities	(2,398)	2,070	925

Net cash provided by operating activities	120,464	94,264	86,218

Cash flows from investing activities:
Capital expenditures	(49,662)	(44,683)	(59,193)
Cash paid for business acquisition, net of cash acquired	(9,370)	—	—
Proceeds from sale of property and equipment	616	3,639	388
Investment in restricted cash	(45)	(7)	(562)
Release of restricted cash	13	160	—
Proceeds from property and equipment insurance settlement	1,490	—	—

Net cash (used for) investing activities	(56,958)	(40,891)	(59,367)

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Continued)

	Years Ended December 31,
(in thousands)	2015	2014	2013
Cash flows from financing activities:
Payments of long-term debt	(10,000)	(23,000)	(25,000)
Proceeds from issuance of long-term debt	5,000	—	32,000
Proceeds from issuance of common stock	—	—	59
Excess tax benefit from stock-based compensation	422	—	—
Cash paid for repurchase of common stock	(20,879)	(12,581)	(5,479)
Proceeds from grants	670	256	201
Payments on short-term debt	(323)	—	—
Shares repurchased for minimum tax withholding on equity awards	(3,326)	(437)	(227)
Cash paid for loan fees related to long-term debt	(962)	—	—

Net cash provided by (used for) financing activities	(29,398)	(35,762)	1,554

Effects of exchange rates on cash and cash equivalents	(13,887)	(14,459)	(3,742)

Net increase (decrease) in cash and cash equivalents	20,221	3,152	24,663
Cash and cash equivalents — beginning	215,137	211,985	187,322

Cash and cash equivalents — ending	$235,358	$215,137	$211,985

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$1,476	$1,716	$2,149
Cash paid during period for income taxes	$30,467	$16,560	$16,889
Non-cash transactions:
Property and equipment additions in accounts payable	$4,941	$5,512	$6,002
Unrealized gain (loss) on postretirement obligation in accumulated other comprehensive income (loss)	$(75)	$28	$(181)

See accompanying Notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1. Overview and Summary of Significant Accounting Policies

Business — Sykes Enterprises, Incorporated and consolidated subsidiaries (“SYKES” or the “Company”) provides comprehensive outsourced customer contact management solutions and services in the business process outsourcing arena to companies, primarily within the communications, financial services, technology/consumer, transportation and leisure, and healthcare industries. SYKES provides flexible, high-quality outsourced customer contact management services (with an emphasis on inbound technical support and customer service), which includes customer assistance, healthcare and roadside assistance, technical support and product sales to its clients’ customers. Utilizing SYKES’ integrated onshore/offshore global delivery model, SYKES provides its services through multiple communication channels encompassing phone, e-mail, social media, text messaging, chat and digital self-service. SYKES complements its outsourced customer contact management services with various enterprise support services in the United States that encompass services for a company’s internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, SYKES also provides fulfillment services, which includes order processing, payment processing, inventory control, product delivery and product returns handling. The Company has operations in two reportable segments entitled (1) the Americas, which includes the United States, Canada, Latin America, Australia and the Asia Pacific Rim, in which the client base is primarily companies in the United States that are using the Company’s services to support their customer management needs; and (2) EMEA, which includes Europe, the Middle East and Africa.

Acquisition — In July 2015, the Company completed the acquisition of Qelp B.V. and its subsidiary (together, known as “Qelp”), pursuant to definitive Share Sale and Purchase Agreement, dated July 2, 2015. The Company has reflected the operating results in the Consolidated Statements of Operations since July 2, 2015. See Note 2, Acquisitions, for additional information on the acquisition.

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

Revenues from fulfillment services account for 1.6%, 1.4% and 1.3% of total consolidated revenues for the years ended December 31, 2015, 2014 and 2013, respectively, some of which contain multiple-deliverables. The service offerings for these fulfillment service contracts typically include pick-pack-and-ship, warehousing, process management, finished goods assembly and pass-through costs. In accordance with ASC 605-25 “Revenue Recognition — Multiple-Element Arrangements” (“ASC 605-25”) [as amended by Accounting Standards Update (“ASU”) 2009-13 “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”)], the Company determines if the services provided under these contracts with multiple-deliverables represent separate units of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value, and where return rights exist, delivery or performance of the undelivered items is considered probable and substantially within our control. If those deliverables are determined to be separate units of accounting, revenues from these services are recognized as the services are performed under a fully executed contractual agreement. If those deliverables are not determined to be separate units of accounting, revenue for the delivered services are bundled into a single unit of accounting and recognized on the proportional performance method using the straight-line basis over the contract period, or the actual number of operational seats used to serve the client, as appropriate.

The Company allocates revenue to each of the deliverables based on a selling price hierarchy of vendor specific objective evidence (“VSOE”), third-party evidence, and then estimated selling price. VSOE is based on the price charged when the deliverable is sold separately. Third-party evidence is based on largely interchangeable competitor services in standalone sales to similarly situated customers. Estimated selling price is based on the Company’s best estimate of what the selling prices of deliverables would be if they were sold regularly on a standalone basis. Estimated selling price is established considering multiple factors including, but not limited to, pricing practices in different geographies, service offerings, and customer classifications. Once the Company allocates revenue to each deliverable, the Company recognizes revenue when all revenue recognition criteria are met. As of December 31, 2015, the Company’s fulfillment contracts with multiple-deliverables met the separation criteria as outlined in ASC 605-25 and the revenue was accounted for accordingly. Other than these fulfillment contracts, the Company had no other contracts that contain multiple-deliverables as of December 31, 2015.

Cash and Cash Equivalents — Cash and cash equivalents consist of cash and highly liquid short-term investments. Cash in the amount of $235.4 million and $215.1 million at December 31, 2015 and 2014, respectively, was primarily held in interest bearing investments, which have original maturities of less than 90 days. Cash and cash equivalents of $221.7 million and $194.4 million at December 31, 2015 and 2014, respectively, were held in international operations and may be subject to additional taxes if repatriated to the United States (“U.S.”).

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

The carrying value of property and equipment to be held and used is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360 “Property, Plant and Equipment.” For purposes of recognition and measurement of an impairment loss, assets are grouped at the lowest levels for which there are identifiable cash flows (the “reporting unit”). An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the amount by which the carrying value of the asset exceeds its estimated fair value, which is generally determined based on appraisals or sales prices of comparable assets or independent third party offers. Occasionally, the Company redeploys property and equipment from under-utilized centers to other locations to improve capacity utilization if it is determined that the related undiscounted future cash flows in the under-utilized centers would not be sufficient to recover the carrying amount of these assets. The Company determined that its property and equipment were not impaired as of December 31, 2015.

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

The Company receives government employment grants as an incentive to create and maintain permanent employment positions for a specified time period. These grants are repayable, under certain terms and conditions, if the Company’s relevant employment levels do not meet or exceed the employment levels set forth in the grant agreements. Accordingly, grant monies received are deferred and amortized primarily as a reduction to “Direct salaries and related costs” using the proportionate performance model over the required employment period.

The Company receives government lease grants as an incentive for leasing space at specific locations or locating call centers in a government’s jurisdiction. These grants are repayable, under certain terms and conditions, as set forth in the grant agreements. Accordingly, grant monies received are deferred and amortized primarily as a reduction to rent expense included in “General and administrative” over the required lease period.

Deferred Revenue — The Company receives up-front fees in connection with certain contracts. The deferred revenue is earned over the service periods of the respective contracts, which range from 30 days to seven years. Deferred revenue included in current liabilities in the accompanying Consolidated Balance Sheets includes the up-front fees associated with services to be provided over the ensuing twelve month period and the up-front fees associated with services to be provided over multiple years in connection with contracts that contain cancellation and refund provisions, whereby the manufacturers or customers can terminate the contracts and demand pro-rata refunds of the up-front fees with short notice. Deferred revenue included in current liabilities in the accompanying Consolidated Balance Sheets also includes estimated penalties and holdbacks for failure to meet specified minimum service levels in certain contracts and other performance based contingencies.

Stock-Based Compensation — The Company has three stock-based compensation plans: the 2011 Equity Incentive Plan (for employees and certain non-employees), the Non-Employee Director Fee Plan (for non-employee directors), both approved by the shareholders, and the Deferred Compensation Plan (for certain eligible employees). All of these plans are discussed more fully in Note 24, Stock-Based Compensation. Stock-based awards under these plans may consist of common stock, stock options, cash-settled or stock-settled stock appreciation rights, restricted stock and other stock-based awards. The Company issues common stock and uses treasury stock to satisfy stock option exercises or vesting of stock awards.

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

•	Long-term debt — The carrying value of long-term debt approximates its estimated fair value as it re-prices at varying interest rates.

•	Contingent consideration — Contingent consideration is recognized at fair value based on the discounted cash flow method.

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

Foreign currency forward contracts and options — The Company enters into foreign currency forward contracts and options over-the-counter and values such contracts using quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current market and model assumptions, including adjustments for credit risk. The key inputs include forward or option foreign currency exchange rates and interest rates. These items are classified in Level 2 of the fair value hierarchy.

Investments held in rabbi trust — The investment assets of the rabbi trust are valued using quoted market prices in active markets, which are classified in Level 1 of the fair value hierarchy. For additional information about the deferred compensation plan, refer to Note 11, Investments Held in Rabbi Trust, and Note 24, Stock-Based Compensation.

Guaranteed investment certificates — Guaranteed investment certificates, with variable interest rates linked to the prime rate, approximate fair value due to the automatic ability to re-price with changes in the market; such items are classified in Level 2 of the fair value hierarchy.

Contingent consideration — The Company uses significant unobservable inputs to determine the fair value of contingent consideration, which is classified in Level 3 of the fair value hierarchy. The contingent consideration was recognized at fair value using a discounted cash flow methodology and a discount rate of 14.0%. The discount rate is dependent on the specific risks of the acquisition including the country of operation, the nature of services and complexity of the acquired business, and other similar factors, all of which are significant inputs not observable in the market. Significant increases or decreases in any of the inputs in isolation would result in a significantly higher or lower fair value measurement.

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedging activities. This process includes linking all derivatives that are designated as cash flow hedges to forecasted transactions. Hedges of a net investment in a foreign operation are linked to the specific foreign operation. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective on a prospective and retrospective basis. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge or if a forecasted hedge is no longer probable of occurring, or if the Company de-designates a derivative as a hedge, the Company discontinues hedge accounting prospectively. At December 31, 2015 and 2014, all hedges were determined to be highly effective.

The Company also periodically enters into forward contracts that are not designated as hedges as defined under ASC 815. The purpose of these derivative instruments is to reduce the effects from fluctuations caused by volatility in currency exchange rates on the Company’s operating results and cash flows. Changes in the fair value of the derivative instruments are included in “Revenues” or “Other income (expense)”, depending on the underlying risk exposure. See Note 10, Financial Derivatives, for further information on financial derivative instruments.

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

In June 2014, the FASB issued ASU 2014-12, “Compensation – Stock Compensation (Topic 718) Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification (“ASC”) Topic 718, “Compensation — Stock Compensation” (“ASC 718”), as it relates to awards with performance conditions that affect vesting to account for such awards. The amendments are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015; early adoption is permitted. Entities may apply the amendments either (1) prospective to all awards granted or modified after the effective date or (2) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of ASU 2014-12 on January 1, 2016 did not have a material impact on the financial condition, results of operations and cash flows of the Company.

In January 2015, the FASB issued ASU 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20) Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”). This amendment eliminates from U.S. GAAP the concept of extraordinary items as part of the FASB’s initiative to reduce complexity in accounting standards. These amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015; early adoption is permitted. Entities may apply the amendments either prospectively or retrospectively to all prior periods presented in the financial statements. The adoption of ASU 2015-01 on January 1, 2016 did not have a material impact on the financial condition, results of operations and cash flows of the Company.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810) Amendments to the Consolidation Analysis)” (“ASU 2015-02”). These amendments are intended to improve targeted areas of the consolidation guidance for legal entities such as limited partnerships, limited liability corporations and securitization structures. These amendments affect the consolidation evaluation for reporting organizations. In addition, the amendments simplify and improve current U.S. GAAP by reducing the number of consolidation models. The amendments are effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015; early adoption is permitted. Entities may apply the amendments using either a modified retrospective approach or retrospectively. The adoption of ASU 2015-02 on January 1, 2016 did not have a material impact on the financial condition, results of operations and cash flows of the Company.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. These amendments are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Entities should apply the amendments retrospectively. The adoption of ASU 2015-03 on January 1, 2016 did not have a material impact on the financial condition, results of operations and cash flows of the Company.

In April 2015, the FASB issued ASU 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”). These amendments provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. These amendments are effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015; early adoption is permitted. Entities can adopt the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. The adoption of ASU 2015-05 on January 1, 2016 did not have a material impact on the financial condition, results of operations and cash flows of the Company.

In September 2015, the FASB issued ASC 2015-16, “Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). These amendments eliminate the requirement for an acquirer to retrospectively adjust provisional amounts recorded in a business combination to reflect new information about the facts and circumstances that existed as of the acquisition date and that, if known, would have affected measurement or recognition of amounts initially recognized. As an alternative, the amendment requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the financial statements of the period in which adjustments to provisional amounts are determined, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. These amendments are effective prospectively for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted. The adoption of ASU 2015-16 on January 1, 2016 did not have a material impact on the financial condition, results of operations and cash flows of the Company.

In November 2015, the FASB issued ASC 2015-17, “Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). These amendments require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The existing requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by these amendments. These amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. These amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early adoption is permitted as of the beginning of the interim or annual reporting period. The Company has not yet determined whether to early adopt ASU 2015-17, or selected a transition method, and is currently evaluating the impact the guidance will have on its financial condition, results of operations and cash flows.

In January 2016, the FASB issued ASC 2016-01, “Financial Instruments — Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). These amendments modify how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. A practicality exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value under ASC 820, Fair Value Measurements, and as such, these investments may be measured at cost. These amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect the adoption of ASU 2016-01 to materially impact its financial condition, results of operations and cash flows.

In February 2016, the FASB issued ASC 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). These amendments require the recognition of lease assets and lease liabilities on the balance sheet by lessees for those leases currently classified as operating leases under ASC 840 “Leases”. These amendments also require qualitative disclosures along with specific quantitative disclosures. These amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Entities are required to apply the amendments at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its financial condition, results of operations and cash flows.

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

Note 2. Acquisitions

Qelp Acquisition

On July 2, 2015, the Company’s wholly-owned subsidiaries, Sykes Enterprises Incorporated B.V. and Sykes Enterprises Incorporated Holdings B.V., both Netherlands companies, entered into a definitive Share Sale and Purchase Agreement (the “Purchase Agreement”) with MobileTimes B.V., Yarra B.V., From The Mountain Consultancy B.V. and Sticting Administratiekantoor Qelp (the “Sellers”), all of which are Netherlands companies, to acquire all of the outstanding shares of Qelp B.V. and its wholly owned subsidiary (together, known as “Qelp”.) The strategic acquisition of Qelp (the “Qelp acquisition”) was to further broaden and strengthen the Company’s service portfolio around digital self-service customer support and extend its reach into adjacent, but complementary, markets. Pursuant to Federal income tax regulations, no amount of intangibles or goodwill from this acquisition will be deductible for tax purposes. The results of Qelp’s operations have been included in the Company’s consolidated financial statements since its acquisition on July 2, 2015 (the “acquisition date”).

The consideration consists of an initial purchase price and a contingent purchase price. The initial purchase price of $9.8 million, including certain post-closing adjustments relating to Qelp’s working capital, was funded through cash on hand upon the closing of the transaction on July 2, 2015. The contingent purchase price to be paid over a three-year period is based on achieving targets tied to revenues and earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for the years ended December 31, 2016, 2017 and 2018, not to exceed EUR 10.0 million.

As of the acquisition date, the total consideration paid or to be paid by the Company for the Qelp acquisition is summarized below (in thousands):

Total
Cash	$9,885
Contingent consideration	6,000
Working capital adjustment	(65)

$15,820

The fair value of the contingent consideration was estimated using the discounted cash flow method, and was included in “Other long-term liabilities” in the accompanying Consolidated Balance Sheet (see Note 4, Fair Value, for further information). As part of the discounted cash flow method, the Company calculated an adjusted weighted average cost of capital (“WACC”) specifically attributable to the future payments of the contingent consideration.

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

The Company accounted for the Qelp acquisition in accordance with ASC 805 (“ASC 805”) “Business Combinations,” whereby the fair value of the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed from Qelp based on their estimated fair values as of the closing date. The Company completed its analysis of the purchase price allocation during the fourth quarter of 2015.

The following table summarizes the estimated acquisition date fair values of the assets acquired and liabilities assumed, all included in the EMEA segment (in thousands):

	July 2, 2015 (As Initially Reported)	Measurement Period Adjustments	July 2, 2015 (As Adjusted)
Cash and cash equivalents	$450	$—	$450
Receivables (1)	1,541	(70)	1,471
Prepaid expenses	24	—	24

Total current assets	2,015	(70)	1,945
Property and equipment	2,168	—	2,168
Goodwill	9,574	480	10,054
Intangibles	6,000	—	6,000
Deferred charges and other assets	55	—	55

Short-term debt	(323)	—	(323)
Accrued employee compensation and benefits	(207)	—	(207)
Income taxes payable	(62)	(32)	(94)
Deferred revenue	(967)	—	(967)
Other accrued expenses and current liabilities	(1,030)	—	(1,030)

Total current liabilities	(2,589)	(32)	(2,621)
Other long-term liabilities (2)	(1,403)	(378)	(1,781)

	$15,820	$—	$15,820

(1)	The fair value equals the gross contractual value of the receivables.

(2)	Primarily includes long-term deferred tax liabilities.

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

The amount of Qelp’s revenues and net (loss) since the July 2, 2015 acquisition date, included in the Company’s Consolidated Statement of Operations for the year ended December 31, 2015 were as follows (in thousands):

From July 2, 2015 Through December 31, 2015
Revenues	$2,661

Net (loss)	$(162)

Merger and integration costs associated with Qelp included in “General and administrative” costs in the accompanying Consolidated Statement of Operations in the Other segment for the year ended December 31, 2015 were as follows (none in 2014 and 2013) (in thousands):

Year Ended December 31, 2015
Transaction costs	$455

Alpine Acquisition

The Company acquired 100% of the outstanding common shares and voting interest of Alpine Access, Inc. (“Alpine”) in August 2012.

Merger and integration costs associated with Alpine were as follows (none in 2015 and 2014) (in thousands):

Year Ended December 31, 2013
Severance costs included in “Direct salaries and related costs”: (1)
Americas	$526

526

Severance costs included in “General and administrative”: (1)
Americas	985
Other	159

1,144

Transaction and integration costs included in “General and administrative”: (1)
Other	444

444

Total merger and integration costs	$2,114

(1)	In the accompanying Consolidated Statements of Operations.

Note 3. Costs Associated with Exit or Disposal Activities

During 2011 and 2010, the Company announced several initiatives to streamline excess capacity through targeted seat reductions (the “Exit Plans”) in an on-going effort to manage and optimize capacity utilization. These Exit Plans included, but were not limited to, closing customer contact management centers in The Philippines, the United Kingdom, Ireland and South Africa and consolidating leased space in various locations in the U.S. and the Netherlands. These Exit Plans impacted approximately 800 employees. The Company has paid $15.3 million in cash through December 31, 2015 under these Exit Plans.

The cumulative costs expected and incurred as a result of the Exit Plans were as follows as of December 31, 2015 (in thousands):

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

The following table summarizes the accrued liability associated with the Exit Plans’ exit or disposal activities and related charges (reversals) for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Lease Obligation and Facility Exit Costs	Severance and Related Costs	Legal-Related Costs	Total
Balance at January 1, 2013	$3,772	$187	$10	$3,969
Charges (reversals) (1)	318	(56)	—	262
Cash payments	(1,264)	(8)	(10)	(1,282)
Other non-cash changes (3)	17	8	—	25

Balance at December 31, 2013	2,843	131	—	2,974
Charges (reversals) (2)	(185)	(129)	—	(314)
Cash payments	(1,095)	—	—	(1,095)
Other non-cash changes (3)	(5)	(2)	—	(7)

Balance at December 31, 2014	1,558	—	—	1,558
Charges (reversals)	—	—	—	—
Cash payments	(825)	—	—	(825)
Other non-cash changes (3)	—	—	—	—

Balance at December 31, 2015	$733	$—	$—	$733

(1)

During 2013, the Company recorded additional lease obligations and facility exit costs in EMEA for one of the Ireland site’s lease restoration, which increased “General and administrative” costs in the accompanying Consolidated Statement of Operations. Also during 2013, the Company reversed accruals related to the final settlement of severance and related costs in EMEA for the Netherlands site, which reduced “General and administrative” costs in the accompanying Consolidated Statement of Operations.

(2)

During 2014, the Company reversed accruals related to the final settlement of lease obligations and facility exit costs as well as severance and related costs in EMEA for the Ireland sites, which reduced “General and administrative” costs in the accompanying Consolidated Statement of Operations.

(3)	Effect of foreign currency translation.

Restructuring Liability Classification

The following table summarizes the Company’s short-term and long-term accrued liabilities associated with its exit and disposal activities, by plan, as of December 31, 2015 and 2014 (in thousands):

	Americas Fourth Quarter 2011 Exit Plan	Americas Third Quarter 2010 Exit Plan	Total
December 31, 2015
Short-term accrued restructuring liability (1)	$144	$487	$631
Long-term accrued restructuring liability (2)	22	80	102

Ending accrual at December 31, 2015	$166	$567	$733

December 31, 2014
Short-term accrued restructuring liability (1)	$109	$521	$630
Long-term accrued restructuring liability (2)	203	725	928

Ending accrual at December 31, 2014	$312	$1,246	$1,558

(1)	Included in “Other accrued expenses and current liabilities” in the accompanying Consolidated Balance Sheets.

(2)	Included in “Other long-term liabilities” in the accompanying Consolidated Balance Sheets.

The remaining restructuring liability relates to future rent obligations to be paid through the remainder of the lease terms, the last of which ends in February 2017. The EMEA Fourth Quarter 2011 and EMEA Fourth Quarter 2010 Exit Plans were settled during 2014.

Note 4. Fair Value

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the requirements of ASC 820 consist of the following as of December 31, 2015 (in thousands):

		Fair Value Measurements at December 31, 2015 Using:
	Balance at	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2015	Level (1)	Level (2)	Level (3)
Assets:
Foreign currency forward and option contracts included in “Other current assets” (1)	$10,962	$—	$10,962	$—
Equity investments held in a rabbi trust for the Deferred Compensation Plan (2)	6,229	6,229	—	—
Debt investments held in a rabbi trust for the Deferred Compensation Plan (2)	1,622	1,622	—	—
Guaranteed investment certificates (3)	86	—	86	—

	$18,899	$7,851	$11,048	$—

Liabilities:
Long-term debt (4)	$70,000	$—	$70,000	$—
Foreign currency forward and option contracts included in “Other accrued expenses and current liabilities” (1)	835	—	835	—
Contingent consideration included in “Other long-term liabilities” (5)	6,280	—	—	6,280

	$77,115	$—	$70,835	$6,280

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the requirements of ASC 820 consist of the following as of December 31, 2014 (in thousands):

		Fair Value Measurements at December 31, 2014 Using:
	Balance at	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2014	Level (1)	Level (2)	Level (3)
Assets:
Money market funds and open-end mutual funds included in “Cash and cash equivalents” (5)	$100,915	$100,915	$—	$—
Money market funds and open-end mutual funds included in “Deferred charges and other assets” (5)	10	10	—	—
Foreign currency forward and option contracts included in “Other current assets” (1)	1,489	—	1,489	—
Foreign currency forward contracts included in “Deferred charges and other assets” (1)	4,060	—	4,060	—
Equity investments held in a rabbi trust for the Deferred Compensation Plan (2)	5,589	5,589	—	—
Debt investments held in a rabbi trust for the Deferred Compensation Plan (2)	1,363	1,363	—	—
Guaranteed investment certificates (3)	79	—	79	—

	$113,505	$107,877	$5,628	$—

Liabilities:
Long-term debt (4)	$75,000	$—	$75,000	$—
Foreign currency forward and option contracts included in “Other accrued expenses and current liabilities” (1)	1,261	—	1,261	—

	$76,261	$—	$76,261	$—

(1)	In the accompanying Consolidated Balance Sheets. See Note 10, Financial Derivatives.

(2)	Included in “Other current assets” in the accompanying Consolidated Balance Sheets. See Note 11, Investments Held in Rabbi Trust.

(3)	Included in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheets.

(4)	The carrying value of long-term debt approximates its estimated fair value as it re-prices at varying interest rates. See Note 18, Borrowings.

(5)	In the accompanying Consolidated Balance Sheets.

A rollforward of the activity in the Company’s fair value of the contingent consideration is as follows (in thousands):

Fair Value
Balance at January 1, 2015	$—
Acquisition (1)	6,000
Payments	—
Imputed interest/adjustments	408
Effect of foreign currency	(128)

Balance at December 31, 2015	$6,280

(1)	Related to the Qelp acquisition on July 2, 2015. See Note 2, Acquisitions.

The Company did not record any fair value adjustments to the contingent consideration as the key assumptions used to calculate the fair value at the acquisition date remained consistent at December 31, 2015. Should the assumptions regarding probability of achievement of certain revenue and EBITDA targets change in future periods, the change in fair value of the contingent consideration will be recognized in the accompanying Consolidated Statements of Operations. The Company accretes interest expense each period using the effective interest method until the contingent consideration reaches the estimated future value of $9.1 million. Interest expense related to the contingent consideration is included in “Interest (expense)” in the accompanying Consolidated Statements of Operations.

Certain assets, under certain conditions, are measured at fair value on a nonrecurring basis utilizing Level 3 inputs, as described in Note 1, Overview and Summary of Significant Accounting Policies, like those associated with acquired businesses, including goodwill, other intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if these assets were determined to be impaired. The adjusted carrying values for assets measured at fair value on a nonrecurring basis (no liabilities) subject to the requirements of ASC 820 were not material at December 31, 2015 and 2014.

Note 5. Goodwill and Intangible Assets

Intangible Assets

The following table presents the Company’s purchased intangible assets as of December 31, 2015 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (Years)
Customer relationships	$102,594	$(58,294)	$44,300	8
Trade names and trademarks	11,698	(5,470)	6,228	8
Non-compete agreements	1,190	(1,190)	—	2
Proprietary software	850	(850)	—	2
Favorable lease agreement	449	(449)	—	2
Content library	491	(123)	368	2

	$117,272	$(66,376)	$50,896	8

The following table presents the Company’s purchased intangible assets as of December 31, 2014 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (Years)
Customer relationships	$100,719	$(47,571)	$53,148	8
Trade names and trademarks	11,600	(4,128)	7,472	8
Non-compete agreements	1,209	(1,209)	—	2
Proprietary software	850	(850)	—	2
Favorable lease agreement	449	(449)	—	2

	$114,827	$(54,207)	$60,620	8

The Company’s estimated future amortization expense for the succeeding years relating to the purchased intangible assets resulting from acquisitions completed prior to December 31, 2015, is as follows (in thousands):

Years Ending December 31,	Amount
2016	$14,489
2017	14,366
2018	8,198
2019	7,605
2020	5,104
2021 and thereafter	1,134

Goodwill

Changes in goodwill for the year ended December 31, 2015 consist of the following (in thousands):

	January 1, 2015	Acquisition (1)	Effect of Foreign Currency	December 31, 2015
Americas	$193,831	$—	$(7,782)	$186,049
EMEA	—	10,054	(370)	9,684

	$193,831	$10,054	$(8,152)	$195,733

(1)	See Note 2, Acquisitions, for further information.

Changes in goodwill for the year ended December 31, 2014 consist of the following (in thousands):

	January 1, 2014	Acquisition	Effect of Foreign Currency	December 31, 2014
Americas	$199,802	$—	$(5,971)	$193,831
EMEA	—	—	—	—

	$199,802	$—	$(5,971)	$193,831

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

The process of evaluating the fair value of the reporting units is highly subjective and requires significant judgment and estimates as the reporting units operate in a number of markets and geographical regions. The Company used an average of the income and market approaches to determine its best estimates of fair value which incorporated the following significant assumptions:

•	Revenue projections, including revenue growth during the forecast periods;

•	EBITDA margin projections over the forecast periods;

•	Estimated income tax rates;

•	Estimated capital expenditures; and

•	Discount rates based on various inputs, including the risks associated with the specific reporting units as well as their revenue growth and EBITDA margin assumptions.

As of July 31, 2015, the Company concluded that goodwill was not impaired for all five of the reporting units. While the fair values of four of the reporting units were substantially in excess of their carrying value, the Qelp reporting unit’s fair value approximated its carrying value due to the proximity to the acquisition date of July 2, 2015. The newly acquired Qelp reporting unit’s carrying value was $15.6 million at July 31, 2015, including $9.9 million of goodwill.

The Qelp reporting unit is at considerable risk for future impairment if projected operating results are not met or other inputs into the fair value measurement change. However, as of December 31, 2015, there is no impairment as the fair value of the reporting unit exceeds its carrying value by a small margin. The Company will continue to review the calculated fair value of this reporting unit until the fair value is substantially in excess of its carrying value.

Note 6. Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company’s credit concentrations are limited due to the wide variety of customers and markets in which the Company’s services are sold. See Note 10, Financial Derivatives, for a discussion of the Company’s credit risk relating to financial derivative instruments, and Note 25, Segments and Geographic Information, for a discussion of the Company’s customer concentration.

Note 7. Receivables, Net

Receivables, net consist of the following (in thousands):

	December 31,
	2015	2014
Trade accounts receivable	$271,729	$290,711
Income taxes receivable	4,976	993
Other	3,965	3,354

	280,670	295,058
Less: Allowance for doubtful accounts	3,574	4,661

	$277,096	$290,397

Allowance for doubtful accounts as a percent of trade receivables	1.3%	1.6%

Note 8. Prepaid Expenses

Prepaid expenses consist of the following (in thousands):

	December 31,
	2015	2014
Prepaid maintenance	$7,509	$5,315
Prepaid insurance	4,207	3,112
Prepaid rent	1,919	3,147
Prepaid other	3,686	3,322

	$17,321	$14,896

Note 9. Other Current Assets

Other current assets consist of the following (in thousands):

	December 31,
	2015	2014
Deferred tax assets (Note 20)	$12,009	$13,703
Financial derivatives (Note 10)	10,962	1,489
Investments held in rabbi trust (Note 11)	7,851	6,952
Value added tax certificates	—	6,303
Other current assets	2,440	1,209

	$33,262	$29,656

Note 10. Financial Derivatives

Cash Flow Hedges — The Company has derivative assets and liabilities relating to outstanding forward contracts and options, designated as cash flow hedges, as defined under ASC 815 “Derivatives and Hedging” (“ASC 815”), consisting of Philippine Peso, Costa Rican Colon and Romanian Leu contracts. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates.

The deferred gains (losses) and related taxes on the Company’s cash flow hedges recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) in the accompanying Consolidated Balance Sheets are as follows (in thousands):

	December 31,
	2015	2014
Deferred gains (losses) in AOCI	$(558)	$(157)
Tax on deferred gains (losses) in AOCI	31	46

Deferred gains (losses) in AOCI, net of taxes	$(527)	$(111)

Deferred gains (losses) expected to be reclassified to “Revenues” from AOCI during the next twelve months	$(558)

Deferred gains (losses) and other future reclassifications from AOCI will fluctuate with movements in the underlying market price of the forward contracts and options.

Net Investment Hedge — The Company enters into foreign exchange forward contracts to hedge its net investment in certain foreign operations, as defined under ASC 815. The purpose of these derivative instruments is to protect the Company’s interests against the risk that the net assets of certain foreign subsidiaries will be adversely affected by changes in exchange rates and economic exposures related to the Company’s foreign currency-based investments in these subsidiaries.

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

The Company had the following outstanding foreign currency forward contracts and options (in thousands):

	As of December 31, 2015		As of December 31, 2014
Contract Type	Notional Amount in USD	Settle Through Date	Notional Amount in USD	Settle Through Date
Cash flow hedges:
Options:
Philippine Pesos	$71,750	December 2016	$73,000	December 2015

Forwards:
Costa Rican Colones	34,500	November 2016	51,600	October 2015
Romanian Leis	—	—	10,414	December 2015
Philippine Pesos	—	—	9,000	March 2015

Net investment hedges:
Forwards:
Euros	63,470	March 2016	51,648	March 2016

Non-designated hedges:
Forwards	50,603	March 2016	64,541	March 2015

Master netting agreements exist with each respective counterparty to reduce credit risk by permitting net settlement of derivative positions. In the event of default by the Company or one of its counterparties, these agreements include a set-off clause that provides the non-defaulting party the right to net settle all derivative transactions, regardless of the currency and settlement date. The maximum amount of loss due to credit risk that, based on gross fair value, the Company would incur if parties to the derivative transactions that make up the concentration failed to perform according to the terms of the contracts was $11.0 million and $5.5 million as of December 31, 2015 and 2014, respectively. After consideration of these netting arrangements and offsetting positions by counterparty, the total net settlement amount as it relates to these positions are asset positions of $10.2 million and $4.4 million, and liability positions of $0.1 million and $0.1 million as of December 31, 2015 and 2014, respectively.

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

The following tables present the fair value of the Company’s derivative instruments included in the accompanying Consolidated Balance Sheets (in thousands):

	Derivative Assets
	December 31, 2015	December 31, 2014
	Fair Value	Fair Value
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts (1)	$544	$974

Derivatives designated as net investment hedging instruments under ASC 815:
Foreign currency forward contracts (1)	10,161	—
Foreign currency forward contracts (2)	—	4,060

	10,705	5,034

Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts (1)	257	515

Total derivative assets	$10,962	$5,549

	Derivative Liabilities
	December 31, 2015	December 31, 2014
	Fair Value	Fair Value
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts (3)	$396	$406

Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts (3)	439	855

Total derivative liabilities	$835	$1,261

(1)	Included in “Other current assets” in the accompanying Consolidated Balance Sheets.

(2)	Included in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheets.

(3)	Included in “Other accrued expenses and current liabilities” in the accompanying Consolidated Balance Sheets.

The following tables present the effect of the Company’s derivative instruments included in the accompanying Consolidated Financial Statements for the years ended December 31, 2015, 2014 and 2013 (in thousands):

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)			Gain (Loss) Reclassified From Accumulated AOCI Into “Revenues” (Effective Portion)			Gain (Loss) Recognized in “Revenues” on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	December 31,			December 31,			December 31,
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts	$1,696	$(2,787)	$(2,823)	$2,138	$(5,339)	$(666)	$12	$(3)	$119
Derivatives designated as net investment hedging instruments under ASC 815:
Foreign currency forward contracts	6,101	6,344	(1,720)	—	—	—	—	—	—

Foreign currency forward and option contracts	$7,797	$3,557	$(4,543)	$2,138	$(5,339)	$(666)	$12	$(3)	$119

	Gain (Loss) Recognized in “Other income (expense)” on Derivatives
	December 31,
	2015	2014	2013
Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts	$1,374	$(44)	$4,216

Note 11. Investments Held in Rabbi Trust

The Company’s investments held in rabbi trust, classified as trading securities and included in “Other current assets” in the accompanying Consolidated Balance Sheets, at fair value, consist of the following (in thousands):

	December 31, 2015		December 31, 2014
	Cost	Fair Value	Cost	Fair Value
Mutual funds	$6,217	$7,851	$5,160	$6,952

The mutual funds held in the rabbi trust were 79% equity-based and 21% debt-based as of December 31, 2015. Net investment income (losses), included in “Other income (expense)” in the accompanying Consolidated Statements of Operations consists of the following (in thousands):

	Years Ended December 31,
	2015	2014	2013
Gross realized gains from sale of trading securities	$356	$586	$160
Gross realized (losses) from sale of trading securities	(1)	—	(10)
Dividend and interest income	79	58	279
Net unrealized holding gains (losses)	(597)	(276)	568

Net investment income (losses)	$(163)	$368	$997

Note 12. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2015	2014
Land	$3,447	$3,600
Buildings and leasehold improvements	96,926	94,786
Equipment, furniture and fixtures	291,993	293,857
Capitalized internally developed software costs	17,299	7,963
Transportation equipment	546	531
Construction in progress	8,703	8,071

	418,914	408,808
Less: Accumulated depreciation	306,952	298,928

	$111,962	$109,880

Capitalized internally developed software, net of depreciation, included in “Property and equipment, net” in the accompanying Consolidated Balance Sheets was as follows (in thousands):

	December 31,
	2015	2014
Capitalized internally developed software costs, net	$8,135	$1,270

Winter Storm Damage

In February 2015, customer contact management centers (the “facilities”) located in Perry County, Kentucky, Buchanan County, Virginia and Wise, Virginia experienced damage to the buildings and contents as a result of winter storms. The Company filed an insurance claim with its property insurance company to recover losses of $1.6 million. The Company received $0.5 million and $1.1 million in April 2015 and July 2015, respectively, for costs to clean up and repair the facilities and business interruption. The Company completed the necessary clean up and repairs. The claim was finalized during the third quarter of 2015, resulting in a $0.9 million net gain on insurance settlement included in “General and administrative” in the accompanying Consolidated Statement of Operations for the year ended December 31, 2015.

Sale of Fixed Assets, Land and Building Located in Bismarck, North Dakota

In November 2014, the Company sold the fixed assets, land and building located in Bismarck, North Dakota, with a net carrying value of $0.5 million, for cash of $3.1 million (net of selling costs of $0.2 million). This resulted in a net gain on disposal of property and equipment of $2.6 million, which is included in “Net gain (loss) on disposal of property and equipment” in the accompanying Consolidated Statement of Operations for the year ended December 31, 2014.

Note 13. Deferred Charges and Other Assets

Deferred charges and other assets consist of the following (in thousands):

	December 31,
	2015	2014
Non-current mandatory tax security deposits (Note 20)	$13,418	$15,906
Rent and other deposits	3,803	3,215
Non-current deferred tax assets (Note 20)	1,899	1,681
Non-current value added tax receivables	673	856
Foreign currency forward contracts (Note 10)	—	4,060
Other	6,351	4,365

	$26,144	$30,083

Note 14. Accrued Employee Compensation and Benefits

Accrued employee compensation and benefits consist of the following (in thousands):

	December 31,
	2015	2014
Accrued compensation	$28,215	$32,786
Accrued bonus and commissions	17,754	18,590
Accrued vacation	16,439	16,613
Accrued employment taxes	8,465	9,362
Other	6,373	4,721

	$77,246	$82,072

Note 15. Deferred Revenue

Deferred revenue consists of the following (in thousands):

	December 31,
	2015	2014
Future service	$22,112	$25,222
Estimated potential penalties and holdbacks	6,007	9,023

	$28,119	$34,245

Note 16. Other Accrued Expenses and Current Liabilities

Other accrued expenses and current liabilities consist of the following (in thousands):

	December 31,
	2015	2014
Accrued legal and professional fees	$3,079	$4,508
Accrued rent	1,812	640
Accrued roadside assistance claim costs	1,405	1,878
Accrued telephone charges	1,381	1,068
Accrued utilities	1,097	1,329
Accrued equipment and software	935	2,196
Foreign currency forward and option contracts (Note 10)	835	1,261
Customer deposits	714	793
Accrued restructuring (Note 3)	631	630
Other	9,587	7,913

	$21,476	$22,216

Note 17. Deferred Grants

Deferred grants consist of the following (in thousands):

	December 31,
	2015	2014
Property grants	$4,377	$5,110
Lease grants	513	—
Employment grants	149	207

Total deferred grants	5,039	5,317
Less: Property grants — short-term (1)	—	—
Less: Lease grants — short-term (1)	(80)	—
Less: Employment grants — short-term (1)	(149)	(207)

Total long-term deferred grants	$4,810	$5,110

(1)	Included in “Other accrued expenses and current liabilities” in the accompanying Consolidated Balance Sheets.

Note 18. Borrowings

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

Borrowings consist of the following (in thousands):

	December 31,
	2015	2014
Revolving credit facility	$70,000	$75,000
Less: Current portion	—	—

Total long-term debt	$70,000	$75,000

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

The following table presents information related to our credit agreements (dollars in thousands):

	Years Ended December 31,
	2015	2014	2013
Average daily utilization	$69,964	$85,874	$102,512

Interest expense, including commitment fee (1)	$1,307	$1,425	$1,765

Weighted average interest rate	1.9%	1.7%	1.7%

(1)	Excludes the amortization of deferred loan fees.

Note 19. Accumulated Other Comprehensive Income (Loss)

The Company presents data in the Consolidated Statements of Changes in Shareholders’ Equity in accordance with ASC 220 “Comprehensive Income” (“ASC 220”). ASC 220 establishes rules for the reporting of comprehensive income (loss) and its components. The components of accumulated other comprehensive income (loss) consist of the following (in thousands):

	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedges	Unrealized Actuarial Gain (Loss) Related to Pension Liability	Unrealized Gain (Loss) on Cash Flow Hedging Instruments	Unrealized Gain (Loss) on Post Retirement Obligation	Total
Balance at January 1, 2013	$16,083	$(2,565)	$1,413	$(570)	$495	$14,856
Pre-tax amount	(3,465)	(1,720)	(136)	(2,704)	(127)	(8,152)
Tax (provision) benefit	—	602	16	449	—	1,067
Reclassification of (gain) loss to net income	—	—	(41)	321	(54)	226
Foreign currency translation	133	—	(102)	(31)	—	—

Balance at December 31, 2013	12,751	(3,683)	1,150	(2,535)	314	7,997
Pre-tax amount	(34,947)	6,344	(50)	(2,790)	77	(31,366)
Tax (provision) benefit	—	(2,385)	57	(17)	—	(2,345)
Reclassification of (gain) loss to net income	—	—	(35)	5,237	(49)	5,153
Foreign currency translation	120	—	(114)	(6)	—	—

Balance at December 31, 2014	(22,076)	276	1,008	(111)	342	(20,561)
Pre-tax amount	(37,178)	6,101	121	1,708	(12)	(29,260)
Tax (provision) benefit	—	(2,207)	(2)	32	—	(2,177)
Reclassification of (gain) loss to net income	647	—	(53)	(2,195)	(63)	(1,664)
Foreign currency translation	6	—	(45)	39	—	—

Balance at December 31, 2015	$(58,601)	$4,170	$1,029	$(527)	$267	$(53,662)

The following table summarizes the amounts reclassified to net income from accumulated other comprehensive income (loss) and the associated line item in the accompanying Consolidated Statements of Operations (in thousands):

	Years Ended December 31,			Statements of Operations Location
	2015	2014	2013
Foreign Currency Translation Gain (Loss): (1)
Pre-tax amount	$(647)	$—	$—	Other income (expense)
Tax (provision) benefit	—	—	—	Income taxes

Reclassification to net income	(647)	—	—
Actuarial Gain (Loss) Related to Pension Liability: (2)
Pre-tax amount	41	50	60	Direct salaries and related costs
Tax (provision) benefit	12	(15)	(19)	Income taxes

Reclassification to net income	53	35	41
Gain (Loss) on Cash Flow Hedging Instruments: (3)
Pre-tax amount	2,150	(5,342)	(547)	Revenues
Tax (provision) benefit	45	105	226	Income taxes

Reclassification to net income	2,195	(5,237)	(321)
Gain (Loss) on Post Retirement Obligation: (2)
Pre-tax amount	63	49	54	General and administrative
Tax (provision) benefit	—	—	—	Income taxes

Reclassification to net income	63	49	54

Total reclassification of gain (loss) to net income	$1,664	$(5,153)	$(226)

(1)	See Note 26, Other Income (Expense), for further information.

(2)	See Note 23, Defined Benefit Pension Plan and Postretirement Benefits, for further information.

(3)	See Note 10, Financial Derivatives, for further information.

Except as discussed in Note 20, Income Taxes, earnings associated with the Company’s investments in its foreign subsidiaries are considered to be indefinitely reinvested and no provision for income taxes on those earnings or translation adjustments have been provided.

Note 20. Income Taxes

The income before income taxes includes the following components (in thousands):

	Years Ended December 31,
	2015	2014	2013
Domestic (U.S., state and local)	$41,178	$28,563	$5,544
Foreign	48,805	48,596	45,781

Total income before income taxes	$89,983	$77,159	$51,325

Significant components of the income tax provision are as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Current:
U.S. federal	$7,374	$2,579	$881
State and local	1,051	542	82
Foreign	10,446	11,382	13,464

Total current provision for income taxes	18,871	14,503	14,427

Deferred:
U.S. federal	3,873	5,437	866
State and local	(1,227)	(446)	—
Foreign	(131)	(126)	(1,228)

Total deferred provision (benefit) for income taxes	2,515	4,865	(362)

Total provision for income taxes	$21,386	$19,368	$14,065

The temporary differences that give rise to significant portions of the deferred income tax provision (benefit) are as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Net operating loss and tax credit carryforwards	$3,564	$19,335	$8,029
Accrued expenses/liabilities	2,856	(4,505)	954
Depreciation and amortization	(2,231)	(6,220)	(5,030)
Valuation allowance	(1,958)	(3,706)	(1,887)
Deferred statutory income	266	(29)	(2,425)
Other	18	(10)	(3)

Total deferred provision (benefit) for income taxes	$2,515	$4,865	$(362)

The reconciliation of the income tax provision computed at the U.S. federal statutory tax rate to the Company’s effective income tax provision is as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Tax at U.S. federal statutory tax rate	$31,494	$27,005	$17,964
State income taxes, net of federal tax benefit	(177)	934	82
Foreign rate differential	(14,030)	(13,164)	(9,319)
Tax holidays	(4,031)	(2,749)	(4,686)
Permanent differences	11,737	10,170	9,051
Tax credits	(4,102)	(4,894)	(5,020)
Foreign withholding and other taxes	2,321	2,541	4,643
Change in valuation allowance, net of related adjustments	(631)	(7)	1,354
Changes in uncertain tax positions	(1,858)	(468)	(4)
Other	663	—	—

Total provision for income taxes	$21,386	$19,368	$14,065

Withholding taxes on offshore cash movements assessed by certain foreign governments of $1.7 million, $1.8 million and $4.1 million were included in the provision for income taxes in the accompanying Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013, respectively.

Earnings associated with the investments in the Company’s foreign subsidiaries of $399.0 million at December 31, 2015 are considered to be indefinitely reinvested outside of the U.S. Therefore, a U.S. provision for income taxes on those earnings or translation adjustments has not been recorded, as permitted by criterion outlined in ASC 740 “Income Taxes.” Determination of any unrecognized deferred tax liability related to these investments in foreign subsidiaries is not practicable due to the inherent complexity of the multi-national tax environment in which the Company operates.

The Company has been granted tax holidays in The Philippines, Colombia, Costa Rica and El Salvador. The tax holidays have various expiration dates ranging from 2016 through 2028. In some cases, the tax holidays expire without possibility of renewal. In other cases, the Company expects to renew these tax holidays, but there are no assurances from the respective foreign governments that they will renew them. This could potentially result in future adverse tax consequences in the local jurisdiction, the impact of which is not practicable to estimate due to the inherent complexity of estimating critical variables such as long-term future profitability, tax regulations and rates in the multi-national tax environment in which the Company operates. The Company’s tax holidays decreased the provision for income taxes by $4.0 million ($0.09 per diluted share), $2.7 million ($0.06 per diluted share) and $4.7 million ($0.11 per diluted share) for the years ended December 31, 2015, 2014 and 2013, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income taxes. The temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss and tax credit carryforwards	$32,328	$35,400
Valuation allowance	(30,065)	(34,146)
Accrued expenses	24,276	25,694
Deferred revenue	3,193	3,757
Depreciation and amortization	953	835
Other	54	—

	30,739	31,540

Deferred tax liabilities:
Depreciation and amortization	(19,826)	(20,172)
Deferred statutory income	(579)	(772)
Accrued liabilities	(1,104)	(141)
Other	(119)	(1)

	(21,628)	(21,086)

Net deferred tax assets	$9,111	$10,454

	December 31,
	2015	2014
Classified as follows:
Other current assets (Note 9)	$12,009	$13,703
Deferred charges and other assets (Note 13)	1,899	1,681
Current deferred income tax liabilities	(1,120)	(144)
Other long-term liabilities	(3,677)	(4,786)

Net deferred tax assets	$9,111	$10,454

There are approximately $153.5 million of income tax loss carryforwards as of December 31, 2015, with varying expiration dates, approximately $113.6 million relating to foreign operations and $39.9 million relating to U.S. state operations. With respect to foreign operations, $94.4 million of the net operating loss carryforwards have an indefinite expiration date and the remaining $19.2 million net operating loss carryforwards have varying expiration dates through December 2036. Regarding the U.S. state and foreign aforementioned tax loss carryforwards, no benefit has been recognized for $14.0 million and $104.0 million, respectively, as the Company does not anticipate that the losses will more likely than not be fully utilized.

The Company has accrued $8.1 million and $13.3 million as of December 31, 2015 and 2014, respectively, excluding penalties and interest, for the liability for unrecognized tax benefits. The decrease is primarily due to the recognition of $2.2 million of tax benefits resulting from the expiration of the statute of limitations, as previously mentioned, and the effects of foreign exchange rate adjustments. As of December 31, 2014, $2.7 million of unrecognized tax benefits were recorded to “Deferred charges and other assets” in the accompanying Consolidated Balance Sheets in accordance with ASU 2013-11 “Income Taxes (Topic 740) – Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” The $8.1 million and the remaining $10.6 million of the unrecognized tax benefits at December 31, 2015 and 2014, respectively, are recorded in “Long-term income tax liabilities” in the accompanying Consolidated Balance Sheets. Had the Company recognized these tax benefits, approximately $8.1 million and $13.3 million, and the related interest and penalties, would have favorably impacted the effective tax rate in 2015 and 2014, respectively. The Company does not anticipate that any of the unrecognized tax benefits will be recognized in the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company had $10.4 million and $10.1 million accrued for interest and penalties as of December 31, 2015 and 2014, respectively. Of the accrued interest and penalties at December 31, 2015 and 2014, $3.4 million and $3.3 million, respectively, relate to statutory penalties. The amount of interest and penalties, net, included in the provision for income taxes in the accompanying Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013 was $0.3 million, $(0.5) million and $0.4 million, respectively.

The tabular reconciliation of the amounts of unrecognized net tax benefits is presented below (in thousands):

	Years Ended December 31,
	2015	2014	2013
Gross unrecognized tax benefits as of January 1,	$13,285	$14,991	$16,897
Decreases due to lapse in applicable statute of limitations	(2,206)	—	(390)
Foreign currency translation increases (decreases)	(2,963)	(1,706)	(1,516)

Gross unrecognized tax benefits as of December 31,	$8,116	$13,285	$14,991

The Company is currently under audit in several tax jurisdictions. The Company received assessments for the Canadian 2003-2009 audit. Requests for Competent Authority Assistance were filed with both the Canadian Revenue Agency and the U.S. Internal Revenue Service and the Company paid mandatory security deposits to Canada as part of this process. The total amount of deposits, net of the effects of foreign exchange rate adjustments, were $13.4 million and $15.9 million as of December 31, 2015 and 2014, respectively, and are included in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheets. Although the outcome of examinations by taxing authorities is always uncertain, the Company believes it is adequately reserved for these audits and that resolution is not expected to have a material impact on its financial condition and results of operations.

The significant tax jurisdictions currently under audit are as follows:

Tax Jurisdiction	Tax Year Ended
Canada	2003 to 2009

The Company and its subsidiaries file federal, state and local income tax returns as required in the U.S. and in various foreign tax jurisdictions. The following table presents the major tax jurisdictions and tax years that are open and subject to examination by the respective tax authorities as of December 31, 2015:

Tax Jurisdiction	Tax Year Ended
Canada	2003 to present
United States (1)	2012 to present

(1)	The 2002 to 2011 tax years are open to the extent of the tax credit carryforward amounts.

Note 21. Earnings Per Share

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

The numbers of shares used in the earnings per share computation are as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Basic:
Weighted average common shares outstanding	41,899	42,609	42,877
Diluted:
Dilutive effect of stock appreciation rights, restricted stock, restricted stock units and shares held in a rabbi trust	548	205	48

Total weighted average diluted shares outstanding	42,447	42,814	42,925

Anti-dilutive shares excluded from the diluted earnings per share calculation	20	37	42

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

The shares repurchased under the Company’s share repurchase programs were as follows (in thousands, except per share amounts):

	Total Number			Total Cost of
	of Shares	Range of Prices Paid Per Share		Shares
For the Years Ended	Repurchased	Low	High	Repurchased
December 31, 2015	860	$22.81	$25.00	$20,879
December 31, 2014	630	$19.80	$20.00	$12,581
December 31, 2013	341	$15.61	$16.99	$5,479

Note 22. Commitments and Loss Contingency

Lease and Purchase Commitments

The Company leases certain equipment and buildings under operating leases, which expire at various dates through 2035, many with options to cancel at varying points during the lease. Fair value renewal and escalation clauses exist for many of the operating leases. Rental expense under operating leases was as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Rental expense	$47,208	$44,916	$47,365

The following is a schedule of future minimum rental payments required under operating leases that have noncancelable lease terms as of December 31, 2015 (in thousands):

Amount
2016	$38,318
2017	33,923
2018	27,641
2019	22,480
2020	16,423
2021 and thereafter	30,973

Total minimum payments required	$169,758

The Company enters into agreements with third-party vendors in the ordinary course of business whereby the Company commits to purchase goods and services used in its normal operations. These agreements generally are not cancelable, range from one to five year periods and may contain fixed or minimum annual commitments. Certain of these agreements allow for renegotiation of the minimum annual commitments based on certain conditions.

The following is a schedule of future minimum purchases remaining under the agreements as of December 31, 2015 (in thousands):

Amount
2016	$41,806
2017	15,975
2018	1,718
2019	1,477
2020	857
2021 and thereafter	470

Total minimum payments required	$62,303

On July 2, 2015, the Company completed the Qelp acquisition, which included contingent consideration based on achieving targets tied to revenues and EBITDA for the years ended December 31, 2016, 2017 and 2018. The estimated future value of the contingent consideration is $9.1 million and is expected to be paid over a three-year period.

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

Loss Contingency

The Company, from time to time, is involved in legal actions arising in the ordinary course of business. With respect to these matters, management believes that the Company has adequate legal defenses and/or when possible and appropriate, provided adequate accruals related to those matters such that the ultimate outcome will not have a material adverse effect on the Company’s financial position or results of operations.

Note 23. Defined Benefit Pension Plan and Postretirement Benefits

Defined Benefit Pension Plans

The Company sponsors non-contributory defined benefit pension plans (the “Pension Plans”) for its covered employees in The Philippines. The Pension Plans provide defined benefits based on years of service and final salary. All permanent employees meeting the minimum service requirement are eligible to participate in the Pension Plans. As of December 31, 2015, the Pension Plans were unfunded. The Company expects to make no cash contributions to its Pension Plans during 2016.

The following table provides a reconciliation of the change in the benefit obligation for the Pension Plans and the net amount recognized, included in “Other long-term liabilities”, in the accompanying Consolidated Balance Sheets (in thousands):

	December 31,
	2015	2014
Beginning benefit obligation	$3,100	$2,481
Service cost	433	387
Interest cost	135	104
Actuarial (gains) losses	(121)	50
Effect of foreign currency translation	(138)	78

Ending benefit obligation	$3,409	$3,100

Unfunded status	(3,409)	(3,100)

Net amount recognized	$(3,409)	$(3,100)

The actuarial assumptions used to determine the benefit obligations and net periodic benefit cost for the Pension Plans were as follows:

	Years Ended December 31,
	2015	2014	2013
Discount rate	5.0 - 5.4%	4.5 - 4.9%	4.3 - 5.2%
Rate of compensation increase	2.0%	2.0%	2.0%

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

The following table provides information about the net periodic benefit cost and other accumulated comprehensive income for the Pension Plans (in thousands):

	Years Ended December 31,
	2015	2014	2013
Service cost	$433	$387	$392
Interest cost	135	104	137
Recognized actuarial (gains)	(41)	(50)	(60)

Net periodic benefit cost	527	441	469
Unrealized net actuarial (gains), net of tax	(1,029)	(1,008)	(1,150)

Total amount recognized in net periodic benefit cost and other accumulated comprehensive income (loss)	$(502)	$(567)	$(681)

The estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (in thousands):

Years Ending December 31,	Amount
2016	$143
2017	69
2018	45
2019	253
2020	157
2021 - 2025	964

The Company expects to recognize less than $0.1 million of net actuarial gains as a component of net periodic benefit cost in 2016.

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

	Years Ended December 31,
	2015	2014	2013
401(k) plan contributions	$832	$870	$895

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

	December 31,
	2015	2014
Postretirement benefit obligation	$37	$46
Unrealized gains (losses) in AOCI (1)	267	342

(1)	Unrealized gains (losses) are due to changes in discount rates related to the postretirement obligation.

Post-Retirement Defined Contribution Healthcare Plan

On January 1, 2005, the Company established a Post-Retirement Defined Contribution Healthcare Plan for eligible employees meeting certain service and age requirements. The plan is fully funded by the participants and accordingly, the Company does not recognize expense relating to the plan.

Note 24. Stock-Based Compensation

The Company’s stock-based compensation plans include the 2011 Equity Incentive Plan, the 2004 Non-Employee Director Fee Plan and the Deferred Compensation Plan. The following table summarizes the stock-based compensation expense (primarily in the Americas), income tax benefits related to the stock-based compensation and excess tax benefits (deficiencies) (in thousands):

	Years Ended December 31,
	2015	2014	2013
Stock-based compensation (expense) (1)	$(8,749)	$(6,381)	$(4,873)
Income tax benefit (2)	3,281	2,233	1,706
Excess tax benefit (deficiency) from stock-based compensation (3)	422	(82)	(187)

(1)	Included in “General and administrative” costs in the accompanying Consolidated Statements of Operations.

(2)	Included in “Income taxes” in the accompanying Consolidated Statements of Operations.

(3)	Included in “Additional paid-in capital” in the accompanying Consolidated Statements of Changes in Shareholders’ Equity.

There were no capitalized stock-based compensation costs at December 31, 2015, 2014 and 2013.

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

The following table summarizes the assumptions used to estimate the fair value of SARs granted:

	Years Ended December 31,
	2015	2014	2013
Expected volatility	34.1%	38.9%	45.2%
Weighted-average volatility	34.1%	38.9%	45.2%
Expected dividend rate	0.0%	0.0%	0.0%
Expected term (in years)	5.0	5.0	5.0
Risk-free rate	1.6%	1.7%	0.8%

The following table summarizes SARs activity as of December 31, 2015 and for the year then ended:

Stock Appreciation Rights	Shares (000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at January 1, 2015	959	$—
Granted	217	$—
Exercised	(695)	$—
Forfeited or expired	—	$—

Outstanding at December 31, 2015	481	$—	8.1	$4,366

Vested or expected to vest at December 31, 2015	481	$—	8.1	$4,366

Exercisable at December 31, 2015	57	$—	4.7	$508

The following table summarizes information regarding SARs granted and exercised (in thousands, except per SAR amounts):

	Years Ended December 31,
	2015	2014	2013
Number of SARs granted	217	246	318
Weighted average grant-date fair value per SAR	$8.17	$7.20	$6.08
Intrinsic value of SARs exercised	$5,957	$391	$488
Fair value of SARs vested	$1,302	$1,553	$1,298

The following table summarizes nonvested SARs activity as of December 31, 2015 and for the year then ended:

Nonvested Stock Appreciation Rights	Shares (000s)	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2015	411	$6.61
Granted	217	$8.17
Vested	(204)	$6.41
Forfeited or expired	—	$—

Nonvested at December 31, 2015	424	$7.50

As of December 31, 2015, there was $2.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested SARs granted under the 2011 Plan. This cost is expected to be recognized over a weighted average period of 1.3 years.

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

Changes in the probability of achieving the performance goals from period to period will result in corresponding changes in compensation expense. The employment-based restricted shares currently outstanding vest one-third on each of the first three anniversaries of the date of grant, provided the participant is employed by the Company on such date. In the event of a change in control (as defined in the 2011 Plan) prior to the date the restricted shares vest, all of the restricted shares will vest and the restrictions on transfer will lapse with respect to such vested shares on the date of the change in control, provided that participant is employed by the Company on the date of the change in control.

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

The following table summarizes nonvested restricted shares/RSUs activity as of December 31, 2015 and for the year then ended:

Nonvested Restricted Shares and RSUs	Shares (000s)	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2015	1,194	$16.80
Granted	441	$25.06
Vested	(125)	$16.10
Forfeited or expired	(264)	$15.71

Nonvested at December 31, 2015	1,246	$20.03

The following table summarizes information regarding restricted shares/RSUs granted and vested (in thousands, except per restricted share/RSU amounts):

	Years Ended December 31,
	2015	2014	2013
Number of restricted shares/RSUs granted	441	500	706
Weighted average grant-date fair value per restricted share/RSU	$25.06	$19.77	$15.25
Fair value of restricted shares/RSUs vested	$2,019	$895	$366

As of December 31, 2015, based on the probability of achieving the performance goals, there was $14.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted shares/RSUs granted under the 2011 Plan. This cost is expected to be recognized over a weighted average period of 1.7 years.

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

The following table summarizes nonvested common stock share award activity as of December 31, 2015 and for the year then ended:

Nonvested Common Stock Share Awards	Shares (000s)	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2015	12	$20.24
Granted	32	$24.70
Vested	(33)	$23.43
Forfeited or expired	—	$—

Nonvested at December 31, 2015	11	$23.74

The following table summarizes information regarding common stock share awards granted and vested (in thousands, except per share award amounts):

	Years Ended December 31,
	2015	2014	2013
Number of share awards granted	32	36	37
Weighted average grant-date fair value per share award	$24.70	$20.15	$16.01
Fair value of share awards vested	$790	$630	$669

As of December 31, 2015, there was $0.2 million of total unrecognized compensation costs, net of estimated forfeitures, related to nonvested common stock share awards granted under the 2004 Fee Plan. This cost is expected to be recognized over a weighted average period of 0.3 years.

Deferred Compensation Plan — The Company’s non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”), which is not shareholder-approved, was adopted by the Board effective December 17, 1998. It was last amended and restated on August 20, 2014, effective as of January 1, 2014. It provides certain eligible employees the ability to defer any portion of their compensation until the participant’s retirement, termination, disability or death, or a change in control of the Company. Using the Company’s common stock, the Company matches 50% of the amounts deferred by certain senior management participants on a quarterly basis up to a total of $12,000 per year for the president, chief executive officer and executive vice presidents and $7,500 per year for senior vice presidents, global vice presidents and vice presidents (participants below the level of vice president are not eligible to receive matching contributions from the Company). Matching contributions and the associated earnings vest over a seven year service period. Deferred compensation amounts used to pay benefits, which are held in a rabbi trust, include investments in various mutual funds and shares of the Company’s common stock (See Note 11, Investments Held in Rabbi Trust). As of December 31, 2015 and 2014, liabilities of $7.9 million and $7.0 million, respectively, of the Deferred Compensation Plan were recorded in “Accrued employee compensation and benefits” in the accompanying Consolidated Balance Sheets.

Additionally, the Company’s common stock match associated with the Deferred Compensation Plan, with a carrying value of approximately $1.6 million and $1.5 million at December 31, 2015 and 2014, respectively, is included in “Treasury stock” in the accompanying Consolidated Balance Sheets.

The following table summarizes nonvested common stock activity as of December 31, 2015 and for the year then ended:

Nonvested Common Stock	Shares (000s)	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2015	5	$17.88
Granted	8	$25.06
Vested	(10)	$23.12
Forfeited or expired	—	$—

Nonvested at December 31, 2015	3	$19.53

The following table summarizes information regarding shares of common stock granted and vested (in thousands, except per common stock amounts):

	Years Ended December 31,
	2015	2014	2013
Number of shares of common stock granted	8	10	13
Weighted average grant-date fair value per common stock	$25.06	$20.54	$16.76
Fair value of common stock vested	$244	$212	$257
Cash used to settle the obligation	$65	$1,493	$1,014

As of December 31, 2015, there was less than $0.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested common stock granted under the Deferred Compensation Plan. This cost is expected to be recognized over a weighted average period of 2.0 years.

Note 25. Segments and Geographic Information

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

Information about the Company’s reportable segments was as follows (in thousands):

	Americas	EMEA	Other (1)	Consolidated
Year Ended December 31, 2015:
Revenues	$1,045,415	$240,826	$99	$1,286,340
Percentage of revenues	81.3%	18.7%	0.0%	100.0%
Depreciation, net	$37,842	$4,559	$1,351	$43,752
Amortization of intangibles	$13,648	$522	$—	$14,170
Income (loss) from operations	$135,443	$15,336	$(56,515)	$94,264
Other (expense), net			(4,281)	(4,281)
Income taxes			(21,386)	(21,386)

Net income				$68,597

Total assets as of December 31, 2015	$1,058,467	$1,419,578	$(1,530,273)	$947,772

Year Ended December 31, 2014:
Revenues	$1,070,824	$256,699	$—	$1,327,523
Percentage of revenues	80.7%	19.3%	0.0%	100.0%
Depreciation, net	$40,557	$4,806	$—	$45,363
Amortization of intangibles	$14,396	$—	$—	$14,396
Income (loss) from operations	$113,549	$16,208	$(50,202)	$79,555
Other (expense), net			(2,396)	(2,396)
Income taxes			(19,368)	(19,368)

Net income				$57,791

Total assets as of December 31, 2014	$1,080,010	$1,373,590	$(1,509,100)	$944,500

Year Ended December 31, 2013:
Revenues	$1,050,813	$212,647	$—	$1,263,460
Percentage of revenues	83.2%	16.8%	0.0%	100.0%
Depreciation, net	$37,818	$4,266	$—	$42,084
Amortization of intangibles	$14,863	$—	$—	$14,863
Income (loss) from operations	$94,006	$6,052	$(46,531)	$53,527
Other (expense), net			(2,202)	(2,202)
Income taxes			(14,065)	(14,065)

Net income				$37,260

Total assets as of December 31, 2013	$1,097,788	$1,409,185	$(1,556,712)	$950,261

(1)

Other items (including corporate and other costs, impairment costs, other income and expense, and income taxes) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the tables above for the years ended December 31, 2015, 2014 and 2013. Inter-segment revenues are not material to the Americas and EMEA segment results. The Company evaluates the performance of its geographic segments based on revenues and income (loss) from operations, and does not include segment assets or other income and expense items for management reporting purposes.

Total revenues by segment from AT&T Corporation (“AT&T”), a major provider of communication services for which the Company provides various customer support services over several distinct lines of AT&T businesses, were as follows (in thousands):

	Years Ended December 31,
	2015		2014		2013
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$217,449	20.8%	$212,607	19.9%	$162,888	15.5%
EMEA	3,003	1.2%	3,519	1.4%	3,513	1.7%

	$220,452	17.1%	$216,126	16.3%	$166,401	13.2%

The Company has multiple distinct contracts with AT&T spread across multiple lines of businesses, which expire at varying dates between 2016 and 2017. The Company has historically renewed most of these contracts. However, there is no assurance that these contracts will be renewed, or if renewed, will be on terms as favorable as the existing contracts. Each line of business is governed by separate business terms, conditions and metrics. Each line of business also has a separate decision maker such that a loss of one line of business would not necessarily impact the Company’s relationship with the client and decision makers on other lines of business. The loss of (or the failure to retain a significant amount of business with) any of the Company’s key clients, including AT&T, could have a material adverse effect on its performance. Many of the Company’s contracts contain penalty provisions for failure to meet minimum service levels and are cancelable by the client at any time or on short notice. Also, clients may unilaterally reduce their use of the Company’s services under the contracts without penalty.

Total revenues by segment from the Company’s next largest client, which was in the financial services vertical in each of the years, were as follows (in thousands):

	Years Ended December 31,
	2015		2014		2013
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$62,980	6.0%	$70,255	6.6%	$73,226	7.0%
EMEA	—	0.0%	—	0.0%	—	0.0%

	$62,980	4.9%	$70,255	5.3%	$73,226	5.8%

Other than AT&T, total revenues by segment of the Company’s clients that each individually represents 10% or greater of that segment’s revenues in each of the periods were as follows (in thousands):

	Years Ended December 31,
	2015		2014		2013
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$—	0.0%	$—	0.0%	$—	0.0%
EMEA	68,720	28.5%	79,811	31.1%	55,123	25.9%

	$68,720	5.3%	$79,811	6.0%	$55,123	4.4%

The Company’s top ten clients accounted for approximately 48.5%, 46.8% and 45.9% of its consolidated revenues during the years ended December 31, 2015, 2014 and 2013, respectively.

Information about the Company’s revenues by geographic location was as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Revenues: (1)
United States	$422,584	$425,746	$388,775
The Philippines	216,170	205,332	213,132
Canada	133,549	195,739	210,463
Costa Rica	114,483	97,295	101,888
El Salvador	63,462	52,609	46,301
China	36,270	32,167	25,478
Australia	23,960	33,126	36,725
Mexico	18,338	20,439	23,701
Colombia	7,381	3,073	—
Brazil	5,442	3,005	3,288
India	3,776	2,293	1,062

Total Americas	1,045,415	1,070,824	1,050,813

Germany	82,120	88,887	77,950
Sweden	56,600	68,057	49,953
United Kingdom	50,209	42,328	33,750
Romania	15,474	18,288	14,856
Hungary	9,164	8,723	8,525
Norway	8,382	10,265	6,768
Finland	4,643	4,295	4,936
Denmark	3,898	4,578	4,739
Netherlands	3,783	3,126	3,073
Egypt	3,552	4,633	4,810
Slovakia	3,001	3,519	3,287

Total EMEA	240,826	256,699	212,647

Total Other	99	—	—

	$1,286,340	$1,327,523	$1,263,460

(1)

Revenues are attributed to countries based on location of customer, except for revenues for Costa Rica, The Philippines, China and India which are primarily comprised of customers located in the U.S., but serviced by centers in those respective geographic locations.

Information about the Company’s long-lived assets by geographic location was as follows (in thousands):

	December 31,
	2015	2014
Long-Lived Assets: (1)
United States	$93,941	$108,030
The Philippines	10,844	14,656
Canada	10,278	16,257
Costa Rica	7,382	5,625
El Salvador	3,329	3,298
China	3,523	4,417
Australia	2,396	2,923
Mexico	1,307	1,575
Colombia	1,299	1,514
Brazil	1,047	844
India	301	223

Total Americas	135,647	159,362

Germany	1,973	2,310
Sweden	1,681	2,478
United Kingdom	3,652	3,871
Romania	678	682
Hungary	536	442
Norway	278	490
Finland	226	92
Denmark	81	95
Netherlands	7,243	9
Egypt	105	172
Slovakia	—	497

Total EMEA	16,453	11,138

Total Other	10,758	—

	$162,858	$170,500

(1)	Long-lived assets include property and equipment, net, and intangibles, net.

Goodwill by segment was as follows (in thousands):

	December 31,
	2015	2014
Americas	$186,049	$193,831
EMEA	9,684	—

	$195,733	$193,831

Revenues for the Company’s products and services were as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Outsourced customer contract management services	$1,261,465	$1,303,607	$1,240,328
Fulfillment services	21,434	18,392	16,953
Enterprise support services	3,441	5,524	6,179

	$1,286,340	$1,327,523	$1,263,460

Note 26. Other Income (Expense)

Other income (expense) consists of the following (in thousands):

	Years Ended December 31,
	2015	2014	2013
Foreign currency transaction gains (losses)	$(2,924)	$(1,740)	$(5,962)
Gains (losses) on foreign currency derivative instruments not designated as hedges	1,374	(44)	4,216
Gains (losses) on liquidation of foreign subsidiaries	(647)	—	—
Other miscellaneous income (expense)	(287)	441	985

	$(2,484)	$(1,343)	$(761)

Note 27. Related Party Transactions

In January 2008, the Company entered into a lease for a customer contact management center located in Kingstree, South Carolina. The landlord, Kingstree Office One, LLC, is an entity controlled by John H. Sykes, the founder, former Chairman and Chief Executive Officer of the Company and the father of Charles Sykes, President and Chief Executive Officer of the Company. The lease payments on the 20-year lease were negotiated at or below market rates, and the lease is cancellable at the option of the Company. There are significant penalties for early cancellation which decrease over time. The Company paid $0.4 million to the landlord during each of the years ended December 31, 2015, 2014 and 2013 under the terms of the lease.

Schedule II — Valuation and Qualifying Accounts

Years ended December 31, 2015, 2014 and 2013:

(in thousands)	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Additions (Deductions)(1)	Balance at End of Period
Allowance for doubtful accounts:

Year ended December 31, 2015	$4,661	278	$(1,365)	$3,574
Year ended December 31, 2014	4,987	(181)	(145)	4,661
Year ended December 31, 2013	5,081	483	(577)	4,987

Valuation allowance for net deferred tax assets:

Year ended December 31, 2015	$34,146	$(4,081)	$—	$30,065
Year ended December 31, 2014	42,664	(8,518)	—	34,146
Year ended December 31, 2013	43,298	(634)	—	42,664

Reserves for value added tax receivables:

Year ended December 31, 2015	$275	$—	$8	$283
Year ended December 31, 2014	2,530	(638)	(1,617)	275
Year ended December 31, 2013	3,076	143	(689)	2,530

(1)	Net write-offs and recoveries, including the effect of foreign currency translation.