Form 10-Q
period 2016-03-31
SYKES ENTERPRISES INC
filed 2016-05-03
CIK 1010612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

Yes  ☐                 No  ☒

As of April 26, 2016, there were 42,613,318 outstanding shares of common stock.

Sykes Enterprises, Incorporated and Subsidiaries

Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	March 31, 2016	December 31, 2015

Assets
Current assets:
Cash and cash equivalents	$259,885	$235,358
Receivables, net	286,252	277,096
Prepaid expenses	21,080	17,321
Other current assets	13,447	33,262

Total current assets	580,664	563,037
Property and equipment, net	118,116	111,962
Goodwill, net	199,038	195,733
Intangibles, net	47,885	50,896
Deferred charges and other assets	41,577	26,144

	$987,280	$947,772

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$20,887	$23,255
Accrued employee compensation and benefits	80,124	77,246
Current deferred income tax liabilities	-	1,120
Income taxes payable	2,016	1,959
Deferred revenue	30,564	28,119
Other accrued expenses and current liabilities	26,692	21,476

Total current liabilities	160,283	153,175
Deferred grants	4,620	4,810
Long-term debt	70,000	70,000
Long-term income tax liabilities	19,636	18,512
Other long-term liabilities	25,998	22,595

Total liabilities	280,537	269,092

Commitments and loss contingency (Note 14)

Shareholders’ equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value per share, 200,000 shares authorized; 42,639 and 42,785 shares issued, respectively	426	428
Additional paid-in capital	275,178	275,380
Retained earnings	472,279	458,325
Accumulated other comprehensive income (loss)	(39,267)	(53,662)
Treasury stock at cost: 115 and 113 shares, respectively	(1,873)	(1,791)

Total shareholders’ equity	706,743	678,680

	$987,280	$947,772

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2016	2015

Revenues	$320,746	$323,685

Operating expenses:
Direct salaries and related costs	205,555	213,927
General and administrative	80,510	72,727
Depreciation, net	10,784	11,059
Amortization of intangibles	3,627	3,431

Total operating expenses	300,476	301,144

Income from operations	20,270	22,541

Other income (expense):
Interest income	153	166
Interest (expense)	(808)	(439)
Other income (expense)	553	(829)

Total other income (expense)	(102)	(1,102)

Income before income taxes	20,168	21,439
Income taxes	6,214	5,800

Net income	$13,954	$15,639

Net income per common share:
Basic	$0.33	$0.37

Diluted	$0.33	$0.37

Weighted average common shares outstanding:
Basic	41,704	42,181
Diluted	42,023	42,440

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2016	2015
Net income	$13,954	$15,639

Other comprehensive income (loss), net of taxes:
Foreign currency translation gain (loss), net of taxes	13,899	(27,124)
Unrealized gain (loss) on net investment hedges, net of taxes	(1,930)	3,903
Unrealized actuarial gain (loss) related to pension liability, net of taxes	9	(8)
Unrealized gain (loss) on cash flow hedging instruments, net of taxes	2,430	1,415
Unrealized gain (loss) on postretirement obligation, net of taxes	(13)	(15)

Other comprehensive income (loss), net of taxes	14,395	(21,829)

Comprehensive income (loss)	$28,349	$(6,190)

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

Three Months Ended March 31, 2016

(Unaudited)

					Accumulated
	Common Stock				Other
	Shares		Additional	Retained	Comprehensive	Treasury
(in thousands)	Issued	Amount	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

Balance at December 31, 2015	42,785	$428	$275,380	$458,325	$(53,662)	$(1,791)	$678,680
Stock-based compensation expense	-	-	2,182	-	-	-	2,182
Excess tax benefit (deficiency) from stock-based compensation	-	-	1,911	-	-	-	1,911
Issuance of common stock under equity award plans, net of shares withheld for employee taxes	(146)	(2)	(4,295)	-	-	(82)	(4,379)
Comprehensive income (loss)	-	-	-	13,954	14,395	-	28,349

Balance at March 31, 2016	42,639	$426	$275,178	$472,279	$(39,267)	$(1,873)	$706,743

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2016	2015
Cash flows from operating activities :
Net income	$13,954	$15,639
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,954	11,255
Amortization of intangibles	3,627	3,431
Amortization of deferred grants	(226)	(199)
Unrealized foreign currency transaction (gains) losses, net	(947)	(277)
Stock-based compensation expense	2,182	1,996
Excess tax (benefit) from stock-based compensation	(1,911)	(169)
Deferred income tax provision (benefit)	(1,562)	2,748
Unrealized (gains) losses on financial instruments, net	349	(70)
Amortization of deferred loan fees	67	65
Imputed interest expense and fair value adjustments to contingent consideration	213	-
Other	(245)	148

Changes in assets and liabilities, net of acquisition:
Receivables	(7,458)	8,716
Prepaid expenses	(3,601)	(160)
Other current assets	339	(11,391)
Deferred charges and other assets	(980)	2,144
Accounts payable	(2,844)	(26)
Income taxes receivable / payable	2,592	737
Accrued employee compensation and benefits	1,509	(4,174)
Other accrued expenses and current liabilities	5,206	1,430
Deferred revenue	949	(3,234)
Other long-term liabilities	3,350	33

Net cash provided by operating activities	25,517	28,642

Cash flows from investing activities:
Capital expenditures	(16,205)	(10,869)
Proceeds from sale of property and equipment	26	50
Investment in restricted cash	(225)	(5)
Release of restricted cash	8	-
Net investment hedge settlement	10,339	-

Net cash (used for) investing activities	(6,057)	(10,824)

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Continued)

	Three Months Ended March 31,
(in thousands)	2016	2015
Cash flows from financing activities:
Payments of long-term debt	-	(1,000)
Excess tax benefit from stock-based compensation	1,911	169
Cash paid for repurchase of common stock	-	(5,136)
Proceeds from grants	22	49
Shares repurchased for minimum tax withholding on equity awards	(4,379)	(1,131)

Net cash (used for) financing activities	(2,446)	(7,049)

Effects of exchange rates on cash and cash equivalents	7,513	(11,842)

Net increase (decrease) in cash and cash equivalents	24,527	(1,073)

Cash and cash equivalents – beginning	235,358	215,137

Cash and cash equivalents – ending	$259,885	$214,064

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$406	$368
Cash paid during period for income taxes	$3,781	$5,606

Non-cash transactions:
Property and equipment additions in accounts payable	$4,831	$2,070
Unrealized gain (loss) on postretirement obligation in accumulated other comprehensive income (loss)	$(13)	$(15)
Shares repurchased for minimum tax withholding on common stock and restricted stock under equity awards included in current liabilities	$487	$127

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2016 and 2015

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

Acquisition — In July 2015, the Company completed the acquisition of Qelp B.V. and its subsidiary (together, known as “Qelp”), pursuant to a definitive Share Sale and Purchase Agreement, dated July 2, 2015. The Company has reflected the operating results in the Condensed Consolidated Statements of Operations since July 2, 2015. See Note 2, Acquisition of Qelp, for additional information on the acquisition.

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2016. For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission (“SEC”) on February 29, 2016.

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

Subsequent Events — Subsequent events or transactions have been evaluated through the date and time of issuance of the condensed consolidated financial statements. On April 1, 2016, the Company acquired 100% of the outstanding membership units of Clear Link Holdings, LLC (“Clearlink”). In conjunction with the acquisition of Clearlink, the Company borrowed $216.0 million under its existing credit agreement. See Note 20, Subsequent Event, for further information. There were no other material subsequent events that required recognition or disclosure in the accompanying condensed consolidated financial statements.

Reclassifications — Certain balances in the prior period have been reclassified to conform to current period presentation.

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

In January 2016, the FASB issued ASC 2016-01, “Financial Instruments - Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). These amendments modify how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. A practicality exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value under ASC 820, Fair Value Measurements, and as such, these investments may be measured at cost. These amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect the adoption of ASU 2016-01 to materially impact its financial condition, results of operations and cash flows.

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

In March 2016, the FASB issued ASC 2016-05, “Derivatives and Hedging (Topic 815) – Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships” (“ASU 2016-05”). These amendments clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. These amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. Entities have the option to apply the amendments on either a prospective basis or a modified retrospective basis. The Company is evaluating the methods of adoption but does not expect the adoption of ASU 2016-05 to materially impact its financial condition, results of operations and cash flows.

In March 2016, the FASB issued ASC 2016-08, “Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”). These amendments clarify the implementation guidance on principal versus agent considerations and require entities to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation. These amendments affect the guidance in ASU 2014-09, which is not yet effective. The effective date and transition requirements for ASU 2016-08 are the same as the effective date and transition requirements of ASU 2014-09, as updated by ASU 2015-14.

In March 2016, the FASB issued ASC 2016-09, “Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). These amendments are intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. These amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. Entities have the option to apply the amendments on either a prospective basis or a modified retrospective basis. The Company is currently evaluating the impact the guidance will have on its financial condition, results of operations and cash flows.

In April 2016, the FASB issued ASC 2016-10, “Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing” (“ASU 2016-10”). These amendments clarify the identification of performance obligations and the licensing implementation guidance. These amendments affect the guidance in ASU 2014-09, which is not yet effective. The effective date and transition requirements for ASU 2016-10 are the same as the effective date and transition requirements of ASU 2014-09, as updated by ASU 2015-14.

New Accounting Standards Recently Adopted

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

In November 2015, the FASB issued ASC 2015-17, “Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). These amendments require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The existing requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by these amendments. These amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. These amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early adoption is permitted as of the beginning of the interim or annual reporting period. The adoption of ASU 2015-17 on January 1, 2016 resulted in the reclassification of $12.0 million of current deferred tax assets included in “Other current assets” and $1.1 million of current deferred tax liabilities included in “Current deferred income tax liabilities” to noncurrent deferred income tax assets and liabilities. All future deferred tax assets and liabilities will be classified as noncurrent. No prior periods were adjusted.

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

The consideration consisted of an initial purchase price and a contingent purchase price. The initial purchase price of $9.8 million, including certain post-closing adjustments relating to Qelp’s working capital, was funded through cash on hand upon the closing of the transaction on July 2, 2015. The contingent purchase price to be paid over a three year period is based on achieving targets tied to revenues and earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for the years ended December 31, 2016, 2017 and 2018, not to exceed EUR 10.0 million.

As of the acquisition date, the total consideration paid or to be paid by the Company for the Qelp acquisition is summarized below (in thousands):

Total
Cash	$9,885
Contingent consideration	6,000
Working capital adjustment	(65)

$15,820

The fair value of the contingent consideration was estimated using the discounted cash flow method, and was included in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets (see Note 4, Fair Value, for further information). As part of the discounted cash flow method, the Company calculated an adjusted weighted average cost of capital (“WACC”) specifically attributable to the future payments of the contingent consideration. Based on the forecasted revenue and profitability scenarios and their respective probabilities of occurrence, the Company estimated the present value of the probability-adjusted future payments utilizing an adjusted WACC for the potential future payments. The Company believes that its estimates and assumptions are reasonable, but there is significant judgment involved. Changes in the fair value of the contingent consideration liabilities subsequent to the acquisition will be recorded in the Company’s Consolidated Statements of Operations.

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

The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed, all included in the EMEA segment (in thousands):

July 2, 2015
Cash and cash equivalents	$450
Receivables (1)	1,471
Prepaid expenses	24

Total current assets	1,945
Property and equipment	2,168
Goodwill	10,054
Intangibles	6,000
Deferred charges and other assets	55

Short-term debt	(323)
Accrued employee compensation and benefits	(207)
Income taxes payable	(94)
Deferred revenue	(967)
Other accrued expenses and current liabilities	(1,030)

Total current liabilities	(2,621)
Other long-term liabilities (2)	(1,781)

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

Note 3. Costs Associated with Exit or Disposal Activities

In connection with the Company’s initiatives to streamline excess capacity in The Philippines and various locations in the U.S. (the “Exit Plans”), the Company has paid $7.6 million in cash through March 31, 2016. The cumulative costs expected and incurred as a result of the Exit Plans were as follows as of March 31, 2016 (in thousands):

	Americas Fourth Quarter 2011 Exit Plan	Americas Third Quarter 2010 Exit Plan	Total
Lease obligations and facility exit costs	$1,365	$6,729	$8,094
Non-cash impairment charges	480	3,847	4,327

Total	$1,845	$10,576	$12,421

The following table summarizes the accrued liability associated with the Exit Plans’ exit or disposal activities and related charges for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended March 31,
	2016	2015
Beginning accrual	$733	$1,558
Lease obligations and facility exit costs	-	-
Cash payments (1)	(206)	(212)

Ending accrual	$527	$1,346

(1) Related to lease obligations and facility exit costs.

Restructuring Liability Classification

The following table summarizes the Company’s short-term and long-term accrued liabilities associated with its exit and disposal activities, by plan, as of March 31, 2016 and December 31, 2015 (in thousands):

	Americas Fourth Quarter 2011 Exit Plan	Americas Third Quarter 2010 Exit Plan	Total
March 31, 2016
Short-term accrued restructuring liability (1)	$121	$406	$527
Long-term accrued restructuring liability (2)	-	-	-

Ending accrual at March 31, 2016	$121	$406	$527

December 31, 2015
Short-term accrued restructuring liability (1)	$144	$487	$631
Long-term accrued restructuring liability (2)	22	80	102

Ending accrual at December 31, 2015	$166	$567	$733

(1)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheets.
(2)	Included in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets.

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

●

Embedded derivatives — Embedded derivatives within certain hybrid lease agreements are bifurcated from the host contract and recognized at fair value based on pricing models or formulas using significant unobservable inputs, including adjustments for credit risk.

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

Embedded Derivatives — The Company uses significant unobservable inputs to determine the fair value of embedded derivatives, which are classified in Level 3 of the fair value hierarchy. These unobservable inputs include expected cash flows associated with the lease, currency exchange rates on the day of commencement, as well as forward currency exchange rates; results of which are adjusted for credit risk. These items are classified in Level 3 of the fair value hierarchy. See Note 6, Financial Derivatives, for further information.

Investments Held in Rabbi Trust — The investment assets of the rabbi trust are valued using quoted market prices in active markets, which are classified in Level 1 of the fair value hierarchy. For additional information about the deferred compensation plan, refer to Note 7, Investments Held in Rabbi Trust, and Note 16, Stock-Based Compensation.

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

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the requirements of ASC 820 consist of the following (in thousands):

			Fair Value Measurements at March 31, 2016 Using:
			Quoted Prices	Significant
			in Active	Other	Significant
			Markets For	Observable	Unobservable
		Balance at	Identical Assets	Inputs	Inputs
		March 31, 2016	Level (1)	Level (2)	Level (3)
Assets:
Foreign currency forward and option contracts	(1)	$2,817	$-	$2,817	$-
Embedded derivatives	(1)	139	-	-	139
Equity investments held in a rabbi trust for the Deferred Compensation Plan	(2)	6,325	6,325	-	-
Debt investments held in a rabbi trust for the Deferred Compensation Plan	(2)	1,803	1,803	-	-
Guaranteed investment certificates	(3)	86	-	86	-

		$11,170	$8,128	$2,903	$139

Liabilities:
Long-term debt	(4)	$70,000	$-	$70,000	$-
Foreign currency forward and option contracts	(1)	3,692	-	3,692	-
Embedded derivatives	(1)	81	-	-	81
Contingent consideration included in “Other long-term liabilities”	(5)	6,806	-	-	6,806

		$80,579	$-	$73,692	$6,887

			Fair Value Measurements at December 31, 2015 Using:
		Balance at	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		December 31, 2015	Level (1)	Level (2)	Level (3)
Assets:
Foreign currency forward and option contracts	(1)	$10,962	$-	$10,962	$-
Equity investments held in a rabbi trust for the Deferred Compensation Plan	(2)	6,229	6,229	-	-
Debt investments held in a rabbi trust for the Deferred Compensation Plan	(2)	1,622	1,622	-	-
Guaranteed investment certificates	(3)	86	-	86	-

		$18,899	$7,851	$11,048	$-

Liabilities:
Long-term debt	(4)	$70,000	$-	$70,000	$-
Foreign currency forward and option contracts	(1)	835	-	835	-
Contingent consideration included in “Other long-term liabilities”	(5)	6,280	-	-	6,280

		$77,115	$-	$70,835	$6,280

(1)	See Note 6, Financial Derivatives, for the classification in the accompanying Condensed Consolidated Balance Sheets.
(2)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheets. See Note 7, Investments Held in Rabbi Trust.
(3)	Included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets.
(4)	The carrying value of long-term debt approximates its estimated fair value as it re-prices at varying interest rates. See Note 10, Borrowings.
(5)	In the accompanying Condensed Consolidated Balance Sheets.

Reconciliations of Fair Value Measurements Categorized within Level 3 of the Fair Value Hierarchy

Embedded Derivatives in Lease Agreements

A rollforward of the net asset (liability) activity in the Company’s fair value of the embedded derivatives is as follows (in thousands):

Fair Value
Balance at December 31, 2015	$-
Gain (loss) recognized in “Other income (expense)” (1)	56
Effect of foreign currency	2

Balance at March 31, 2016	$58

Unrealized gain (loss) for the three months ended March 31, 2016	$55

(1) Includes realized and unrealized gain (loss).

Contingent Consideration

A rollforward of the activity in the Company’s fair value of the contingent consideration is as follows (in thousands):

Fair Value
Balance at January 1, 2015	$-
Acquisition (1)	6,000
Payments	-
Imputed interest/adjustments	408
Effect of foreign currency	(128)

Balance at December 31, 2015	6,280
Acquisition	-
Payments	-
Imputed interest/adjustments	213
Effect of foreign currency	313

Balance at March 31, 2016	$6,806

(1) Related to the Qelp acquisition on July 2, 2015. See Note 2, Acquisition of Qelp.

The Company did not record any fair value adjustments to the contingent consideration as the key assumptions used to calculate the fair value at the acquisition date remained consistent at March 31, 2016. Should the assumptions regarding probability of achievement of certain revenue and EBITDA targets change in future periods, the change in fair value of the contingent consideration will be recognized in the accompanying Condensed Consolidated Statements of Operations. The Company accretes interest expense each period using the effective interest method until the contingent consideration reaches the estimated future value of $9.1 million. Interest expense related to the contingent consideration is included in “Interest (expense)” in the accompanying Condensed Consolidated Statements of Operations.

Non-Recurring Fair Value

Certain assets, under certain conditions, are measured at fair value on a nonrecurring basis utilizing Level 3 inputs, like those associated with acquired businesses, including goodwill, other intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if these assets were determined to be impaired. The adjusted carrying values for assets measured at fair value on a nonrecurring basis (no liabilities) subject to the requirements of ASC 820 were not material at March 31, 2016 and December 31, 2015.

Note 5.  Goodwill and Intangible Assets

Intangible Assets

The following table presents the Company’s purchased intangible assets as of March 31, 2016 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Customer relationships	$103,999	$(62,328)	$41,671	8
Trade names and trademarks	11,703	(5,810)	5,893	8
Content library	514	(193)	321	2
Non-compete agreements	1,196	(1,196)	-	2
Proprietary software	850	(850)	-	2
Favorable lease agreement	449	(449)	-	2

	$118,711	$(70,826)	$47,885	8

The following table presents the Company’s purchased intangible assets as of December 31, 2015 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Customer relationships	$102,594	$(58,294)	$44,300	8
Trade names and trademarks	11,698	(5,470)	6,228	8
Content library	491	(123)	368	2
Non-compete agreements	1,190	(1,190)	-	2
Proprietary software	850	(850)	-	2
Favorable lease agreement	449	(449)	-	2

	$117,272	$(66,376)	$50,896	8

The Company’s estimated future amortization expense for the succeeding years relating to the purchased intangible assets resulting from acquisitions completed prior to March 31, 2016, is as follows (in thousands):

Years Ending December 31,	Amount
2016 (remaining nine months)	$11,056
2017	14,554
2018	8,282
2019	7,679
2020	5,169
2021	784
2022 and thereafter	361

Goodwill

Changes in goodwill for the three months ended March 31, 2016 consist of the following (in thousands):

			Effect of Foreign
	January 1, 2016	Acquisition	Currency	March 31, 2016
Americas	$186,049	$-	$2,797	$188,846
EMEA	9,684	-	508	10,192

	$195,733	$-	$3,305	$199,038

Changes in goodwill for the year ended December 31, 2015 consist of the following (in thousands):

			Effect of Foreign
	January 1, 2015	Acquisition (1)	Currency	December 31, 2015
Americas	$193,831	$-	$(7,782)	$186,049
EMEA	-	10,054	(370)	9,684

	$193,831	$10,054	$(8,152)	$195,733

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

The Qelp reporting unit is at risk for future impairment if projected operating results are not met or other inputs into the fair value measurement change. However, as of March 31, 2016 and December 31, 2015, there was no impairment as the fair value of the reporting unit exceeded its carrying value by a small margin. The Company will continue to review the calculated fair value of this reporting unit.

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

The deferred gains (losses) and related taxes on the Company’s cash flow hedges recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) in the accompanying Condensed Consolidated Balance Sheets are as follows (in thousands):

	March 31, 2016	December 31, 2015
Deferred gains (losses) in AOCI	$2,008	$(558)
Tax on deferred gains (losses) in AOCI	(105)	31

Deferred gains (losses) in AOCI, net of taxes	$1,903	$(527)

Deferred gains (losses) expected to be reclassified to “Revenues” from AOCI during the next twelve months	$2,008

Deferred gains (losses) and other future reclassifications from AOCI will fluctuate with movements in the underlying market price of the forward contracts and options.

Net Investment Hedge – The Company enters into foreign exchange forward contracts to hedge its net investment in certain foreign operations, as defined under ASC 815. The purpose of these derivative instruments is to protect the Company’s interests against the risk that the net assets of certain foreign subsidiaries will be adversely affected by changes in exchange rates and economic exposures related to the Company’s foreign currency-based investments in these subsidiaries.

Non-Designated Hedges

Foreign Currency Forward Contracts – The Company also periodically enters into foreign currency hedge contracts that are not designated as hedges as defined under ASC 815. The purpose of these derivative instruments is to protect the Company’s interests against adverse foreign currency moves relating primarily to intercompany receivables and payables, and other assets and liabilities that are denominated in currencies other than the Company’s subsidiaries’ functional currencies. These contracts generally do not exceed 180 days in duration.

Embedded Derivatives – The Company enters into certain lease agreements which require payments not denominated in the functional currency of any substantial party to the agreements. The foreign currency component of these contracts meets the criteria under ASC 815 as embedded derivatives. The Company has determined that the embedded derivatives are not clearly and closely related to the economic characteristics and risks of the host contracts (lease agreements), and separate, stand-alone instruments with the same terms as the embedded derivative instruments would otherwise qualify as derivative instruments, thereby requiring separation from the lease agreements and recognition at fair value. Such instruments do not qualify for hedge accounting under ASC 815.

The Company had the following outstanding foreign currency forward contracts and options, and embedded derivatives (in thousands):

	As of March 31, 2016		As of December 31, 2015
Contract Type	Notional Amount in USD	Settle Through Date	Notional Amount in USD	Settle Through Date
Cash flow hedges:
Options:
Philippine Pesos	$71,500	March 2017	$71,750	December 2016

Forwards:
Costa Rican Colones	23,000	December 2016	34,500	November 2016
Hungarian Forints	2,050	December 2016	-	-
Romanian Leis	5,060	December 2016	-	-

Net investment hedges:
Forwards:
Euros	65,229	September 2017	63,470	March 2016

Non-designated hedges:
Forwards	61,262	June 2016	50,603	March 2016
Embedded derivatives	12,210	April 2030	-	-

Master netting agreements exist with each respective counterparty to reduce credit risk by permitting net settlement of derivative positions. In the event of default by the Company or one of its counterparties, these agreements include a set-off clause that provides the non-defaulting party the right to net settle all derivative transactions, regardless of the currency and settlement date. The maximum amount of loss due to credit risk that, based on gross fair value, the Company would incur if parties to the derivative transactions that make up the concentration failed to perform according to the terms of the contracts was $3.0 million and $11.0 million as of March 31, 2016 and December 31, 2015, respectively. After consideration of these netting arrangements and offsetting positions by counterparty, the total net settlement amount as it relates to these positions are asset positions of $2.5 million and $10.2 million as of March 31, 2016 and December 31, 2015, respectively, and liability positions of $3.3 million and $0.1 million as of March 31, 2016 and December 31, 2015, respectively.

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

The following tables present the fair value of the Company’s derivative instruments included in the accompanying Condensed Consolidated Balance Sheets (in thousands):

	Derivative Assets
	March 31, 2016	December 31, 2015
	Fair Value	Fair Value
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts (1)	$2,748	$544

Derivatives designated as net investment hedging instruments under ASC 815:
Foreign currency forward contracts (1)	-	10,161

	2,748	10,705

Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts (1)	69	257
Embedded derivatives (1)	10	-
Embedded derivatives (2)	129	-

Total derivative assets	$2,956	$10,962

	Derivative Liabilities
	March 31, 2016	December 31, 2015
	Fair Value	Fair Value
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts (3)	$14	$396

Derivatives designated as net investment hedging instruments under ASC 815:
Foreign currency forward contracts (4)	3,290	-

	3,304	396

Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts (3)	388	439
Embedded derivatives (3)	3	-
Embedded derivatives (4)	78	-

Total derivative liabilities	$3,773	$835

(1)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets.

(3)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheets.

(4)	Included in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets.

The following tables present the effect of the Company’s derivative instruments included in the accompanying Condensed Consolidated Financial Statements for the three months ended March 31, 2016 and 2015 (in thousands):

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Gain (Loss) Reclassified From Accumulated AOCI Into “Revenues” (Effective Portion)		Gain (Loss) Recognized in “Revenues” on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	March 31,		March 31,		March 31,
	2016	2015	2016	2015	2016	2015
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts	$2,503	$2,055	$(54)	$589	$-	$1

Derivatives designated as net investment hedging instruments under ASC 815:
Foreign currency forward contracts	(3,112)	6,358	-	-	-	-

	$(609)	$8,413	$(54)	$589	$-	$1

	Gain (Loss) Recognized in “Other income (expense)” on Derivatives
	March 31,
	2016	2015
Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts	$795	$(164)
Embedded derivatives	(56)	-

	$739	$(164)

Note 7.  Investments Held in Rabbi Trust

The Company’s investments held in rabbi trust, classified as trading securities and included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheets, at fair value, consist of the following (in thousands):

	March 31, 2016		December 31, 2015
	Cost	Fair Value	Cost	Fair Value
Mutual funds	$6,109	$8,128	$6,217	$7,851

The mutual funds held in rabbi trust were 78% equity-based and 22% debt-based as of March 31, 2016. Net investment income (losses), included in “Other income (expense)” in the accompanying Condensed Consolidated Statements of Operations consists of the following (in thousands):

	Three Months Ended March 31,
	2016	2015
Gross realized gains from sale of trading securities	$-	$3
Gross realized (losses) from sale of trading securities	-	(1)
Dividend and interest income	9	5
Net unrealized holding gains (losses)	20	123

Net investment income (losses)	$29	$130

Note 8. Deferred Revenue

Deferred revenue consists of the following (in thousands):

	March 31, 2016	December 31, 2015
Future service	$23,880	$22,112
Estimated potential penalties and holdbacks	6,684	6,007

	$30,564	$28,119

Note 9. Deferred Grants

Deferred grants, net of accumulated amortization, consist of the following (in thousands):

	March 31, 2016	December 31, 2015

Property grants	$4,207	$4,377
Lease grants	494	513
Employment grants	143	149

Total deferred grants	4,844	5,039
Less: Property grants - short-term (1)	-	-
Less: Lease grants - short-term (1)	(81)	(80)
Less: Employment grants - short-term (1)	(143)	(149)

Total long-term deferred grants	$4,620	$4,810

(1)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheets.

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

Borrowings consist of the following (in thousands):

	March 31, 2016	December 31, 2015
Revolving credit facility	$70,000	$70,000
Less: Current portion	-	-

Total long-term debt	$70,000	$70,000

The 2015 Credit Agreement matures on May 12, 2020 and has no varying installments due.

Borrowings under the 2015 Credit Agreement bear interest at the rates set forth in the 2015 Credit Agreement. In addition, the Company is required to pay certain customary fees, including a commitment fee of 0.125%, which is due quarterly in arrears and calculated on the average unused amount of the 2015 Credit Agreement.

The 2015 Credit Agreement is guaranteed by all of the Company’s existing and future direct and indirect material U.S. subsidiaries and secured by a pledge of 100% of the non-voting and 65% of the voting capital stock of all the direct foreign subsidiaries of the Company and those of the guarantors.

In May 2015, the Company paid an underwriting fee of $0.9 million for the 2015 Credit Agreement, which is deferred and amortized over the term of the loan, along with the deferred loan fees of $0.4 million related to the previous credit agreement.

The following table presents information related to our credit agreements (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Average daily utilization	$70,000	$74,322

Interest expense, including commitment fee (1)	$375	$319

Weighted average interest rate	2.1%	1.7%
(1) Excludes the amortization of deferred loan fees.

Note 11. Accumulated Other Comprehensive Income (Loss)

The Company presents data in the Condensed Consolidated Statements of Changes in Shareholders’ Equity in accordance with ASC 220 “Comprehensive Income” (“ASC 220”). ASC 220 establishes rules for the reporting of comprehensive income (loss) and its components. The components of accumulated other comprehensive income (loss) consist of the following (in thousands):

	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedge	Unrealized Actuarial Gain (Loss) Related to Pension Liability	Unrealized Gain (Loss) on Cash Flow Hedging Instruments	Unrealized Gain (Loss) on Post Retirement Obligation	Total
Balance at January 1, 2015	$(22,076)	$276	$1,008	$(111)	$342	$(20,561)
Pre-tax amount	(37,178)	6,101	121	1,708	(12)	(29,260)
Tax (provision) benefit	-	(2,207)	(2)	32	-	(2,177)
Reclassification of (gain) loss to net income	647	-	(53)	(2,195)	(63)	(1,664)
Foreign currency translation	6	-	(45)	39	-	-

Balance at December 31, 2015	(58,601)	4,170	1,029	(527)	267	(53,662)
Pre-tax amount	13,929	(3,112)	-	2,503	-	13,320
Tax (provision) benefit	-	1,182	-	(117)	-	1,065
Reclassification of (gain) loss to net income	-	-	(12)	35	(13)	10
Foreign currency translation	(30)	-	21	9	-	-

Balance at March 31, 2016	$(44,702)	$2,240	$1,038	$1,903	$254	$(39,267)

The following table summarizes the amounts reclassified to net income from accumulated other comprehensive income (loss) and the associated line item in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,		Statements of Operations
	2016	2015	Location
Actuarial Gain (Loss) Related to Pension Liability: (1)
Pre-tax amount	$12	$11	Direct salaries and related costs
Tax (provision) benefit	-	-	Income taxes

Reclassification to net income	12	11

Gain (Loss) on Cash Flow Hedging Instruments: (2)
Pre-tax amount	(54)	590	Revenues
Tax (provision) benefit	19	6	Income taxes

Reclassification to net income	(35)	596

Gain (Loss) on Post Retirement Obligation: (1)
Pre-tax amount	13	14	General and administrative
Tax (provision) benefit	-	-	Income taxes

Reclassification to net income	13	14

Total reclassification of gain (loss) to net

income	$(10)	$621

(1)	See Note 15, Defined Benefit Pension Plan and Postretirement Benefits, for further information.
(2)	See Note 6, Financial Derivatives, for further information.

Except as discussed in Note 12, Income Taxes, earnings associated with the Company’s investments in its foreign subsidiaries are considered to be indefinitely reinvested and no provision for income taxes on those earnings or translation adjustments have been provided.

Note 12. Income Taxes

The Company’s effective tax rate was 30.8% and 27.1% for the three months ended March 31, 2016 and 2015, respectively. The increase in the effective tax rate is predominately due to several factors, including shifts in earnings among the various jurisdictions in which the Company operates, none of which are individually material. The difference between the Company’s effective tax rate of 30.8% as compared to the U.S. statutory federal income tax rate of 35.0% was primarily due to the recognition of tax benefits resulting from foreign tax rate differentials, income earned in certain tax holiday jurisdictions, changes in uncertain tax positions, adjustments of valuation allowances and tax credits, partially offset by the tax impact of permanent differences and foreign withholding taxes.

Earnings associated with the investments in the Company’s foreign subsidiaries are considered to be indefinitely reinvested outside of the U.S. Therefore, a U.S. provision for income taxes on those earnings or translation adjustments has not been recorded, as permitted by criterion outlined in ASC 740 “Income Taxes.” Determination of any unrecognized deferred tax liability related to investments in foreign subsidiaries is not practicable due to the inherent complexity of the multi-national tax environment in which the Company operates.

The Company is currently under audit in several tax jurisdictions. The Company received assessments for the Canadian 2003-2009 audit. Requests for Competent Authority Assistance were filed with both the Canadian Revenue Agency and the U.S. Internal Revenue Service and the Company paid mandatory security deposits to Canada as part of this process. The total amount of deposits, net of the effects of foreign exchange rate adjustments, are $14.3 million and $13.4 million as of March 31, 2016 and December 31, 2015, respectively, and are included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets. Although the outcome of examinations by taxing authorities is always uncertain, the Company believes it is adequately reserved for these audits and resolution is not expected to have a material impact on its financial condition and results of operations.

The significant tax jurisdictions currently under audit are as follows:

Tax Jurisdiction	Tax Years Ended

Canada	2003 to 2009

Note 13. Earnings Per Share

Basic earnings per share are based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share includes the weighted average number of common shares outstanding during the respective periods and the further dilutive effect, if any, from stock appreciation rights, restricted stock, restricted stock units and shares held in rabbi trust using the treasury stock method.

The numbers of shares used in the earnings per share computation are as follows (in thousands):

	Three Months Ended March 31,
	2016	2015

Basic:
Weighted average common shares outstanding	41,704	42,181
Diluted:
Dilutive effect of stock appreciation rights, restricted stock, restricted stock units and shares held in rabbi trust	319	259

Total weighted average diluted shares outstanding	42,023	42,440

Anti-dilutive shares excluded from the diluted earnings per share calculation	20	21

On August 18, 2011, the Company’s Board of Directors (the “Board”) authorized the Company to purchase up to 5.0 million shares of its outstanding common stock (the “2011 Share Repurchase Program”). On March 16, 2016, the Board authorized an increase of 5.0 million shares to the 2011 Share Repurchase Program. A total of 4.9 million shares have been repurchased under the 2011 Share Repurchase Program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price, management discretion and general market conditions. The 2011 Share Repurchase Program has no expiration date.

The shares repurchased under the Company’s share repurchase programs were as follows (in thousands, except per share amounts) (none in 2016):

	Total Number			Total Cost of
	of Shares	Range of Prices Paid Per Share		Shares
	Repurchased	Low	High	Repurchased

Three Months Ended:
March 31, 2015	221	$22.81	$23.46	$5,136

Note 14. Commitments and Loss Contingency

Commitments

During the three months ended March 31, 2016, the Company entered into several leases in the ordinary course of business. The following is a schedule of future minimum rental payments required under operating leases that have noncancelable lease terms as of March 31, 2016 (in thousands):

Amount

2016 (remaining nine months)	$1,973
2017	4,125
2018	3,978
2019	3,994
2020	3,524
2021	1,642
2022 and thereafter	54

Total minimum payments required	$19,290

During the three months ended March 31, 2016, the Company entered into agreements with third-party vendors in the ordinary course of business whereby the Company committed to purchase goods and services used in its normal operations. These agreements generally are not cancelable, range from one to five year periods and may contain fixed or minimum annual commitments. Certain of these agreements allow for renegotiation of the minimum annual commitments. The following is a schedule of the future minimum purchases remaining under the agreements as of March 31, 2016 (in thousands):

Amount

2016 (remaining nine months)	$6,542
2017	865
2018	402
2019	-
2020	-
2021	-
2022 and thereafter	-

Total minimum payments required	$7,809

The July 2015 Qelp acquisition included contingent consideration of $6.0 million, based on achieving targets tied to revenues and EBITDA for the years ended December 31, 2016, 2017 and 2018. The estimated future value of the contingent consideration is $9.1 million and is expected to be paid over a three year period.

Except as outlined above, there have not been any material changes to the outstanding contractual obligations from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Note 15. Defined Benefit Pension Plan and Postretirement Benefits

Defined Benefit Pension Plans

The following table provides information about the net periodic benefit cost for the Company’s pension plans (in thousands):

	Three Months Ended March 31,
	2016	2015
Service cost	$118	$115
Interest cost	44	36
Recognized actuarial (gains)	(12)	(11)

Net periodic benefit cost	$150	$140

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

	Three Months Ended March 31,
	2016	2015
401(k) plan contributions	$285	$283

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

	March 31, 2016	December 31, 2015
Postretirement benefit obligation	$35	$37
Unrealized gains (losses) in AOCI (1)	$254	$267

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

Note 16. Stock-Based Compensation

The Company’s stock-based compensation plans include the 2011 Equity Incentive Plan, the Non-Employee Director Fee Plan and the Deferred Compensation Plan. The following table summarizes the stock-based compensation expense (primarily in the Americas), income tax benefits related to the stock-based compensation and excess tax benefits (deficiencies) (in thousands):

	Three Months Ended March 31,
	2016	2015
Stock-based compensation (expense) (1)	$(2,182)	$(1,996)
Income tax benefit (2)	829	729
Excess tax benefit (deficiency) from stock-based compensation (3)	1,911	169

(1)	Included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations.
(2)	Included in “Income taxes” in the accompanying Condensed Consolidated Statements of Operations.
(3)	Included in “Additional paid-in capital” in the accompanying Condensed Consolidated Statements of Changes in Shareholders’ Equity.

There were no capitalized stock-based compensation costs as of March 31, 2016 and December 31, 2015.

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

The following table summarizes SARs activity as of March 31, 2016 and for the three months then ended:

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average Exercise	Contractual	Intrinsic Value
Stock Appreciation Rights	Shares (000s)	Price	Term (in years)	(000s)

Outstanding at January 1, 2016	481	$-
Granted	-	$-
Exercised	(34)	$-
Forfeited or expired	-	$-

Outstanding at March 31, 2016	447	$-	7.9	$3,646

Vested or expected to vest at March 31, 2016	447	$-	7.9	$3,646

Exercisable at March 31, 2016	236	$-	7.2	$2,212

The following table summarizes information regarding SARs granted and exercised (in thousands, except per SAR amounts):

	Three Months Ended March 31,
	2016	2015
Number of SARs granted	-	-
Weighted average grant-date fair value per SAR	$-	$-
Intrinsic value of SARs exercised	$413	$402
Fair value of SARs vested	$1,520	$1,302

The following table summarizes nonvested SARs activity as of March 31, 2016 and for the three months then ended:

		Weighted
		Average Grant-
Nonvested Stock Appreciation Rights	Shares (000s)	Date Fair Value

Nonvested at January 1, 2016	424	$7.50
Granted	-	$-
Vested	(213)	$7.14
Forfeited or expired	-	$-

Nonvested at March 31, 2016	211	$7.86

As of March 31, 2016, there was $1.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested SARs granted under the 2011 Plan. This cost is expected to be recognized over a weighted average period of 1.3 years.

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

The following table summarizes nonvested restricted shares/RSUs activity as of March 31, 2016 and for the three months then ended:

		Weighted
		Average Grant-
Nonvested Restricted Shares and RSUs	Shares (000s)	Date Fair Value

Nonvested at January 1, 2016	1,246	$20.03
Granted	-	$-
Vested	(421)	$16.10
Forfeited or expired	(65)	$15.25

Nonvested at March 31, 2016	760	$22.62

The following table summarizes information regarding restricted shares/RSUs granted and vested (in thousands, except per restricted share/RSU amounts):

	Three Months Ended March 31,
	2016	2015
Number of restricted shares/RSUs granted	-	-
Weighted average grant-date fair value per restricted share/RSU	$-	$-
Fair value of restricted shares/RSUs vested	$6,785	$2,019

As of March 31, 2016, based on the probability of achieving the performance goals, there was $12.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted shares/RSUs granted under the 2011 Plan. This cost is expected to be recognized over a weighted average period of 1.6 years.

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

In addition to the Annual Retainer award, the 2004 Fee Plan also provided for any non-employee Chairman of the Board to receive an additional annual cash award of $100,000, and each non-employee director serving on a committee of the Board to receive an additional annual cash award. The additional annual cash award for the Chairperson of the Audit Committee is $20,000 and Audit Committee members’ are entitled to an annual cash award of $10,000. The annual cash awards for the Chairpersons of the Compensation Committee, Finance Committee and Nominating and Corporate Governance Committee are $15,000, $12,500 and $12,500, respectively, and all other members of such committees are entitled to an annual cash award of $7,500.

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

At the Board’s regularly scheduled meeting on December 10, 2014, upon the recommendation of the Compensation Committee, the Board determined that the amount of the cash and equity compensation payable to non-employee directors beginning on the date of the 2015 annual shareholder meeting would be increased as follows: cash compensation would be increased by $5,000 per year to a total of $55,000 and equity compensation would be increased by $25,000 per year to a total of $100,000. No change would be made in the additional amounts payable to the Chairman of the Board or the Chairs or members of the various Board committees for their service on such committees, and no changes would be made in the payment terms described above for such cash and equity compensation.

The Board may pay additional cash compensation to any non-employee director for services on behalf of the Board over and above those typically expected of directors, including but not limited to service on a special committee of the Board.

The following table summarizes nonvested common stock share award activity as of March 31, 2016 and for the three months then ended:

		Weighted
		Average Grant-
Nonvested Common Stock Share Awards	Shares (000s)	Date Fair Value

Nonvested at January 1, 2016	11	$23.74
Granted	2	$28.97
Vested	(8)	$24.53
Forfeited or expired	(1)	$24.70

Nonvested at March 31, 2016	4	$24.70

The following table summarizes information regarding common stock share awards granted and vested (in thousands, except per share award amounts):

	Three Months Ended March 31,
	2016	2015
Number of share awards granted	2	-
Weighted average grant-date fair value per share award	$28.97	$-
Fair value of share awards vested	$190	$160

As of March 31, 2016, there was $0.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested common stock share awards granted under the Fee Plan. This cost is expected to be recognized over a weighted average period of 1.1 years.

Deferred Compensation Plan — The Company’s non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”), which is not shareholder-approved, was adopted by the Board effective December 17, 1998, It was last amended and restated on August 20, 2014, effective as of January 1, 2014. It provides certain eligible employees the ability to defer any portion of their compensation until the participant’s retirement, termination, disability or death, or a change in control of the Company. Using the Company’s common stock, the Company matches 50% of the amounts deferred by certain senior management participants on a quarterly basis up to a total of $12,000 per year for the president, chief executive officer and executive vice presidents and $7,500 per year for senior vice presidents, global vice presidents and vice presidents (participants below the level of vice president are not eligible to receive matching contributions from the Company). Matching contributions and the associated earnings vest over a seven year service period. Deferred compensation amounts used to pay benefits, which are held in a rabbi trust, include investments in various mutual funds and shares of the Company’s common stock (see Note 7, Investments Held in Rabbi Trust). As of March 31, 2016 and December 31, 2015, liabilities of $8.1 million and $7.9 million, respectively, of the Deferred Compensation Plan were recorded in “Accrued employee compensation and benefits” in the accompanying Condensed Consolidated Balance Sheets.

Additionally, the Company’s common stock match associated with the Deferred Compensation Plan, with a carrying value of approximately $1.7 million and $1.6 million at March 31, 2016 and December 31, 2015, respectively, is included in “Treasury stock” in the accompanying Condensed Consolidated Balance Sheets.

The following table summarizes nonvested common stock activity as of March 31, 2016 and for the three months then ended:

		Weighted
		Average Grant-
Nonvested Common Stock	Shares (000s)	Date Fair Value

Nonvested at January 1, 2016	3	$19.53
Granted	4	$30.18
Vested	(5)	$27.96
Forfeited or expired	-	$-

Nonvested at March 31, 2016	2	$22.12

The following table summarizes information regarding shares of common stock granted and vested (in thousands, except per common stock amounts):

	Three Months Ended March 31,
	2016	2015
Number of shares of common stock granted	4	5
Weighted average grant-date fair value per common stock	$30.18	$24.85
Fair value of common stock vested	$122	$129
Cash used to settle the obligation	$359	$65

As of March 31, 2016, there was less than $0.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested common stock granted under the Deferred Compensation Plan. This cost is expected to be recognized over a weighted average period of 2.7 years.

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

The reportable segments consist of (1) the Americas, which includes the United States, Canada, Latin America, Australia and the Asia Pacific Rim, and provides outsourced customer contact management solutions (with an emphasis on technical support and customer service) and technical staffing and (2) EMEA, which includes Europe, the Middle East and Africa, and provides outsourced customer contact management solutions (with an emphasis on technical support and customer service), and fulfillment services. The sites within Latin America, Australia and the Asia Pacific Rim are included in the Americas segment given the nature of the business and client profile, which is primarily made up of U.S.-based companies that are using the Company’s services in these locations to support their customer contact management needs.

Information about the Company’s reportable segments is as follows (in thousands):

	Americas	EMEA	Other (1)	Consolidated

Three Months Ended March 31, 2016:
Revenues	$262,076	$58,625	$45	$320,746
Percentage of revenues	81.7%	18.3%	0.0%	100.0%

Depreciation, net	$9,176	$1,164	$444	$10,784
Amortization of intangibles	$3,368	$259	$-	$3,627

Income (loss) from operations	$32,987	$3,410	$(16,127)	$20,270
Other (expense), net				(102)
Income taxes				(6,214)

Net income				$13,954

Total assets as of March 31, 2016	$1,080,628	$1,490,462	$(1,583,810)	$987,280

Three Months Ended March 31, 2015:
Revenues	$264,173	$59,495	$17	$323,685
Percentage of revenues	81.6%	18.4%	0.0%	100.0%

Depreciation, net	$9,580	$1,143	$336	$11,059
Amortization of intangibles	$3,431	$-	$-	$3,431

Income (loss) from operations	$32,541	$3,788	$(13,788)	$22,541
Other (expense), net				(1,102)
Income taxes				(5,800)

Net income				$15,639

Total assets as of March 31, 2015	$1,069,686	$1,370,912	$(1,521,514)	$919,084

(1)

Other items (including corporate and other costs, impairment costs, other income and expense, and income taxes) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the tables above for the three months ended March 31, 2016 and 2015. Inter-segment revenues are not material to the Americas and EMEA segment results. The Company evaluates the performance of its geographic segments based on revenues and income (loss) from operations, and does not include segment assets or other income and expense items for management reporting purposes.

Note 18. Other Income (Expense)

Other income (expense) consists of the following (in thousands):

	Three Months Ended March 31,
	2016	2015
Foreign currency transaction gains (losses)	$1,346	$(935)
Gains (losses) on foreign currency derivative instruments not designated as hedges	(739)	(164)
Other miscellaneous income (expense)	(54)	270

	$553	$(829)

Note 19. Related Party Transactions

In January 2008, the Company entered into a lease for a customer contact management center located in Kingstree, South Carolina. The landlord, Kingstree Office One, LLC, is an entity controlled by John H. Sykes, the founder, former Chairman and Chief Executive Officer of the Company and the father of Charles Sykes, President and Chief Executive Officer of the Company. The lease payments on the 20-year lease were negotiated at or below market rates, and the lease is cancellable at the option of the Company. There are significant penalties for early cancellation which decrease over time. The Company paid $0.1 million to the landlord during both the three months ended March 31, 2016 and 2015 under the terms of the lease.

Note 20. Subsequent Event

On April 1, 2016, the Company, one of its wholly-owned subsidiaries (“Merger Sub”), Clear Link Holdings, LLC, a Delaware limited liability company (“Clearlink”), and Pamlico Capital Management, L.P., as the representative of the equity holders of Clearlink, completed the acquisition outlined in the definitive Agreement and Plan of Merger (the “Merger Agreement”) dated March 6, 2016.

Pursuant to the terms of the Merger Agreement and subject to the conditions set forth therein, Clearlink merged into Merger Sub, with Merger Sub surviving as an indirect wholly-owned subsidiary of the Company (the “Merger”).

In the Merger, each outstanding membership unit of Clearlink was converted into the right to receive an amount in cash as set forth in the Merger Agreement. The aggregate cash consideration paid in the Merger was approximately $209.5 million, which included $3.1 million of Clearlink’s cash and cash equivalents at the closing of the Merger, and subject to certain post-closing adjustments relating to Clearlink’s working capital at the closing of the Merger. Approximately $2.6 million of the purchase price was placed in an escrow account as security for the indemnification obligations of Clearlink’s members under the Merger Agreement. The Company has obtained an insurance policy which will provide $20.7 million of coverage to the Company for breaches of most of the representations and warranties of Clearlink in the Merger Agreement, subject to a deductible.

On April 1, 2016, the Company borrowed $216.0 million under its 2015 Credit Agreement in connection with the acquisition of Clearlink, of which $4.0 million represented a short-term loan to Clearlink for working capital purposes. During the three months ended March 31, 2016, the Company incurred $1.4 million of merger and integration costs, which were included in “General and administrative” costs in the accompanying Condensed Consolidated Statement of Operations.

The Merger Agreement contains customary representations and warranties, indemnification obligations and covenants.

The Company will account for the Clearlink acquisition under the purchase method of accounting for business combinations. Accordingly, the purchase price will be allocated to the underlying net assets in proportion to estimates of their respective fair values. Any excess of the purchase price over the estimated fair value of the net assets acquired will be recorded as goodwill.

The Company has excluded the purchase price allocation and pro forma disclosures for the Clearlink acquisition as the initial accounting is currently incomplete. The Company is currently in the process of performing its valuation related to the acquired assets and liabilities. The Company will reflect the preliminary valuation of the net assets acquired in its second quarter 2016 Condensed Consolidated Financial Statements. In addition, the results of Clearlink’s operations will be included in the Company’s Consolidated Financial Statements as of the closing date of the Clearlink acquisition, April 1, 2016.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sykes Enterprises, Incorporated

400 North Ashley Drive

Tampa, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of March 31, 2016, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month periods ended March 31, 2016 and 2015, of changes in shareholders’ equity for the three-month period ended March 31, 2016, and of cash flows for the three-month periods ended March 31, 2016 and 2015. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries as of December 31, 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 29, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2015 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Tampa, Florida

May 3, 2016

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report and the consolidated financial statements and notes in the Sykes Enterprises, Incorporated (“SYKES,” “our,” “we” or “us”) Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission (“SEC”).

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

Executive Summary

We provide comprehensive customer contact management solutions and services to a wide range of clients including Global 2000 companies, medium-sized businesses and public institutions around the world, primarily in the communications, financial services, technology/consumer, transportation and leisure and healthcare industries. We serve our clients through two geographic operating regions: the Americas (United States, Canada, Latin America, Australia and the Asia Pacific Rim) and EMEA (Europe, the Middle East and Africa). Our Americas and EMEA groups primarily provide customer contact management services (with an emphasis on inbound technical support and customer service), which include customer assistance, healthcare and roadside assistance, technical support and product sales to our clients’ customers. These services, which represented 99.1% and 98.6% of consolidated revenues during the three months ended March 31, 2016 and 2015, respectively, are delivered through multiple communication channels encompassing phone, e-mail, social media, text messaging, chat and digital self-service.

We also provide various enterprise support services in the United States (“U.S.”) that include services for our client’s internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, we also provide fulfillment services, which includes order processing, payment processing, inventory control, product delivery, and product returns handling. Our complete service offering helps our clients acquire, retain and increase the lifetime value of their customer relationships. We have developed an extensive global reach with customer contact management centers throughout the United States, Canada, Europe, Latin America, Australia, the Asia Pacific Rim and Africa.

Acquisition of Qelp

In July 2015, we completed the acquisition of Qelp B.V. and its subsidiary (together, known as “Qelp”), to further broaden and strengthen our service portfolio around digital self-service customer support and extend our reach into adjacent, but complementary, markets. We refer to such acquisition herein as the “Qelp acquisition.”

The total purchase price of $15.8 million was funded by $9.8 million in cash on hand and contingent consideration with a fair value of $6.0 million as of July 2, 2015.

The results of operations of Qelp have been reflected in the accompanying Condensed Consolidated Statements of Operations since July 2, 2015.

Results of Operations

The following table sets forth, for the periods indicated, the amounts presented in the accompanying Condensed Consolidated Statements of Operations as well as the change between the respective periods:

	Three Months Ended March 31,
(in thousands)	2016	2015	2016 $ Change
Revenues	$320,746	$323,685	$(2,939)

Operating expenses:
Direct salaries and related costs	205,555	213,927	(8,372)
General and administrative	80,510	72,727	7,783
Depreciation, net	10,784	11,059	(275)
Amortization of intangibles	3,627	3,431	196

Total operating expenses	300,476	301,144	(668)

Income from operations	20,270	22,541	(2,271)

Other income (expense):
Interest income	153	166	(13)
Interest (expense)	(808)	(439)	(369)
Other income (expense)	553	(829)	1,382

Total other income (expense)	(102)	(1,102)	1,000

Income before income taxes	20,168	21,439	(1,271)
Income taxes	6,214	5,800	414

Net income	$13,954	$15,639	$(1,685)

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015

Revenues

	Three Months Ended March 31,
	2016		2015
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change
Americas	$262,076	81.7%	$264,173	81.6%	$(2,097)
EMEA	58,625	18.3%	59,495	18.4%	(870)
Other	45	0.0%	17	0.0%	28

Consolidated	$320,746	100.0%	$323,685	100.0%	$(2,939)

Consolidated revenues decreased $2.9 million, or (0.9)%, for the three months ended March 31, 2016 from the comparable period in 2015.

The decrease in Americas’ revenues was due to end-of-life client programs of $9.6 million and a negative foreign currency impact of $6.2 million, partially offset by new clients of $11.3 million and higher volumes from existing clients of $2.4 million. Revenues from our offshore operations represented 45.4% of Americas’ revenues, compared to 42.2% for the comparable period in 2015.

The decrease in EMEA’s revenues was due to end-of-life client programs of $2.7 million and a negative foreign currency impact of $1.9 million, partially offset by new clients of $2.1 million and higher volumes from existing clients of $1.6 million.

On a consolidated basis, we had 43,100 brick-and-mortar seats as of March 31, 2016, an increase of 3,200 seats from the comparable period in 2015. This increase in seats was primarily due to seat additions to support higher projected demand in the financial services, technology and communications verticals. The capacity utilization rate on a combined basis was 78% compared to 80% in the comparable period in 2015. This decrease was due to a significant increase in the seat count related to projected client demand.

On a geographic segment basis, 37,000 seats were located in the Americas, an increase of 3,800 seats from the comparable period in 2015, and 6,100 seats were located in EMEA, a decrease of 600 seats from the comparable period in 2015. Capacity utilization rates as of March 31, 2016 were 77% for the Americas and 82% for EMEA, compared to 78% and 88%, respectively, in the comparable period in 2015, with the slight decrease in utilization in the Americas primarily due to seat additions for higher projected demand and the decrease in utilization in EMEA primarily due to lower demand in certain existing clients, certain end-of-life client programs and the rationalization of seats in a highly utilized center due to a planned program expiration. We strive to attain a capacity utilization rate of 85% at each of our locations.

We added 2,400 seats on a gross basis in the first quarter of 2016, with total gross seats of 5,700 planned for the full year. We plan to add another 1,900 in gross seats in the second quarter of 2016. However, we plan to rationalize 1,600 seats in 2016, 700 of which are expected in the second quarter of 2016, in addition to the 500 rationalized in the first quarter of 2016. Total seat count on a net basis for the full year is expected to increase of 4,100 in 2016 versus 2015.

Direct Salaries and Related Costs

	Three Months Ended March 31,
	2016		2015
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$163,647	62.4%	$171,099	64.8%	$(7,452)	-2.4%
EMEA	41,908	71.5%	42,828	72.0%	(920)	-0.5%

Consolidated	$205,555	64.1%	$213,927	66.1%	$(8,372)	-2.0%

The decrease of $8.4 million in direct salaries and related costs included a positive foreign currency impact of $5.5 million in the Americas and a positive foreign currency impact of $1.3 million in EMEA.

The decrease in Americas’ direct salaries and related costs, as a percentage of revenues, was primarily attributable to lower compensation costs of 0.9% driven by increased agent productivity principally within the communications vertical in the current period, lower communication costs of 0.7%, lower auto tow claim costs of 0.6% and lower other costs of 0.2%.

The decrease in EMEA’s direct salaries and related costs, as a percentage of revenues, was primarily attributable to lower postage costs of 0.5%, lower recruiting costs of 0.3%, lower severance costs of 0.2%, lower fulfillment materials costs of 0.1% and lower other costs of 0.4%, partially offset by higher compensation costs of 1.0% driven by a decrease in agent productivity principally within the technology and communications verticals in the current period.

General and Administrative

	Three Months Ended March 31,
	2016		2015
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$52,898	20.2%	$47,522	18.0%	$5,376	2.2%
EMEA	11,884	20.3%	11,736	19.7%	148	0.6%
Other	15,728	-	13,469	-	2,259	-

Consolidated	$80,510	25.1%	$72,727	22.5%	$7,783	2.6%

The increase of $7.8 million in general and administrative expenses included a positive foreign currency impact of $1.5 million in the Americas and a positive foreign currency impact of $0.4 million in EMEA.

The increase in Americas’ general and administrative expenses, as a percentage of revenues, was primarily attributable to higher compensation costs of 1.0% driven by end-of-life client programs without a commensurate reduction in the associated labor costs, higher facility-related costs of 0.7%, higher consulting costs of 0.2% and higher other costs of 0.3%.

The increase in EMEA’s general and administrative expenses, as a percentage of revenues, was primarily attributable to higher compensation costs of 0.7%, higher consulting costs of 0.2% and higher other costs of 0.4%, partially offset by lower facility-related costs of 0.7%.

The increase of $2.3 million in Other general and administrative expenses, which includes corporate and other costs, was primarily attributable to higher merger and integration costs of $1.4 million, higher compensation costs of $0.9 million, higher consulting costs of $0.2 million and higher travel costs of $0.2 million, partially offset by lower training costs of $0.2 million and lower other costs of $0.2 million.

Depreciation and Amortization

	Three Months Ended March 31,
	2016		2015
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Depreciation, net:
Americas	$9,176	3.5%	$9,580	3.6%	$(404)	-0.1%
EMEA	1,164	2.0%	1,143	1.9%	21	0.1%
Other	444	-	336	-	108	-

Consolidated	$10,784	3.4%	$11,059	3.4%	$(275)	0.0%

Amortization of intangibles:
Americas	$3,368	1.3%	$3,431	1.3%	$(63)	0.0%
EMEA	259	0.4%	-	0.0%	259	0.4%
Other	-	-	-	-	-	-

Consolidated	$3,627	1.1%	$3,431	1.1%	$196	0.0%

The decrease in depreciation was primarily due to certain fully depreciated net fixed assets, partially offset by new depreciable fixed assets placed into service.

The increase in amortization was primarily due to the addition of intangible assets acquired in conjunction with the July 2015 Qelp acquisition, partially offset by certain fully amortized intangible assets.

Other Income (Expense)

	Three Months Ended March 31,
(in thousands)	2016	2015	$ Change
Interest income	$153	$166	$(13)

Interest (expense)	$(808)	$(439)	$(369)

Other income (expense):
Foreign currency transaction gains (losses)	$1,346	$(935)	$2,281
Gains (losses) on foreign currency derivative instruments not designated as hedges	(739)	(164)	(575)
Other miscellaneous income (expense)	(54)	270	(324)

Total other income (expense)	$553	$(829)	$1,382

Interest income remained consistent with the comparable period in 2015.

The increase in interest (expense) was primarily due to interest accretion on the contingent consideration related to the July 2015 Qelp acquisition.

Income Taxes

	Three Months Ended March 31,
(in thousands)	2016	2015	$ Change
Income before income taxes	$20,168	$21,439	$(1,271)
Income taxes	$6,214	$5,800	$414
			% Change
Effective tax rate	30.8%	27.1%	3.7%

The increase in the effective tax rate in 2016 compared to 2015 is due to several factors, including fluctuations in earnings among the various jurisdictions in which we operate, none of which are individually material.

Client Concentration

Our top ten clients accounted for approximately 49.0% and 49.8% of our consolidated revenues in the three months ended March 31, 2016 and 2015, respectively.

Total revenues by segment from AT&T Corporation (“AT&T”), a major provider of communication services for which we provide various customer support services over several distinct lines of AT&T businesses, were as follows (in thousands):

	Three Months Ended March 31,
	2016		2015
	Amount	% of Revenues	Amount	% of Revenues
Americas	$51,144	19.5%	$60,023	22.7%
EMEA	-	0.0%	750	1.3%

	$51,144	15.9%	$60,773	18.8%

We have multiple distinct contracts with AT&T spread across multiple lines of businesses, which expire at varying dates between 2016 and 2018. We have historically renewed most of these contracts. However, there is no assurance that these contracts will be renewed, or if renewed, will be on terms as favorable as the existing contracts. Each line of business is governed by separate business terms, conditions and metrics. Each line of business also has a separate decision maker such that a loss of one line of business would not necessarily impact our relationship with the client and decision makers on other lines of business. The loss of (or the failure to retain a significant amount of business with) any of our key clients, including AT&T, could have a material adverse effect on our performance. Many of our contracts contain penalty provisions for failure to meet minimum service levels and are cancelable by the client at any time or on short notice. Also, clients may unilaterally reduce their use of our services under our contracts without penalty.

Total revenues by segment from our next largest client, which was in the financial services vertical in each of the periods, were as follows (in thousands):

	Three Months Ended March 31,
	2016		2015
	Amount	% of Revenues	Amount	% of Revenues
Americas	$20,054	7.7%	$14,794	5.6%
EMEA	-	0.0%	-	0.0%

	$20,054	6.3%	$14,794	4.6%

Other than AT&T, total revenues by segment of our clients that each individually represents 10% or greater of that segment’s revenues in each of the periods were as follows (in thousands):

	Three Months Ended March 31,
	2016		2015
	Amount	% of Revenues	Amount	% of Revenues
Americas	$-	0.0%	$-	0.0%
EMEA	22,996	39.2%	23,890	40.2%

	$22,996	7.2%	$23,890	7.4%

Business Outlook

For the three months ended June 30, 2016, we anticipate the following financial results:

•	Revenues in the range of $322.0 million to $326.0 million;
•	Effective tax rate of approximately 35.0%;
•	Fully diluted share count of approximately 42.1 million;
•	Diluted earnings per share in the range of $0.23 to $0.25; and
•	Capital expenditures in the range of $20.0 million to $25.0 million

For the twelve months ended December 31, 2016, we anticipate the following financial results:

•	Revenues in the range of $1,348.0 million to $1,362.0 million;
•	Effective tax rate of approximately 31.0%;
•	Fully diluted share count of approximately 42.4 million;
•	Diluted earnings per share in the range of $1.50 to $1.57; and
•	Capital expenditures in the range of $65.0 million to $70.0 million

Our second quarter and full-year 2016 business outlook, as outlined above, does not reflect the revenue and earnings contributions, including the impact of interest and incremental transaction expenses, associated with the Clearlink acquisition, which closed April 1, 2016. Our full-year 2016 outlook, however, does reflect the $1.4 million in merger and integration costs incurred in the first quarter of 2016. As stated previously, we plan to update for the Clearlink revenue and earnings contribution when we report our second quarter 2016 results.

We continue to experience demand trends consistent with what was discussed in our previous business outlook. The forecasted increase in the full year 2016 revenue ranges reflects principally the impact of favorable foreign exchange rate movements relative to the U.S. Dollar, which are expected to be relatively neutral to full-year diluted earnings per share. Our second quarter revenue outlook relative to the first quarter of 2016 and compared to the same period last year reflects the favorable revenue contribution from the on-going ramps. However, the combination of costs associated with the capacity additions and agent ramps, which are heavily first-half weighted, are expected to impact operating margins in the second quarter of 2016 relative to the first quarter of 2016, and compared to the same period last year.

Our revenues and earnings per share assumptions for the second quarter and full-year 2016 are based on foreign exchange rates as of April 2016. Therefore, the continued volatility in foreign exchange rates between the U.S. Dollar and the functional currencies of the markets we serve could have a further impact, positive or negative, on revenues and earnings per share relative to the business outlook for the second quarter and full-year, as discussed above.

We anticipate total other interest income (expense), net of approximately $(1.0) million for the second quarter and $(2.9) million for the full year 2016. These amounts include the accretion on the Qelp contingent consideration, which is expected to be $(0.2) million in the second quarter of 2016 and approximately $(1.0) million for the year. The amounts, however, exclude the potential impact of any future foreign exchange gains or losses in other income (expense).

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

On August 18, 2011, the Board authorized us to purchase up to 5.0 million shares of our outstanding common stock (the “2011 Share Repurchase Program”). On March 16, 2016, the Board authorized an increase of 5.0 million shares to the 2011 Share Repurchase Program. A total of 4.9 million shares have been repurchased under the 2011 Share Repurchase Program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price, management discretion and general market conditions. The 2011 Share Repurchase Program has no expiration date.

During the three months ended March 31, 2016, cash increased $25.5 million from operating activities, $10.3 million from the settlement of the net investment hedge, $1.9 million from excess tax benefits from stock-based compensation and $0.1 million from other increases. The increase in cash was offset by $16.2 million used for capital expenditures, $4.4 million to repurchase common stock for minimum tax withholding on equity awards and a $0.2 million investment in restricted cash, resulting in a $24.5 million increase in available cash (including the favorable effects of foreign currency exchange rates on cash and cash equivalents of $7.5 million).

Net cash flows provided by operating activities for the three months ended March 31, 2016 were $25.5 million, compared to $28.6 million for the comparable period in 2015. The $3.1 million decrease in net cash flows from operating activities was due to a $1.7 million decrease in net income and a $6.4 million decrease in non-cash reconciling items such as depreciation, amortization, unrealized foreign currency transaction (gains) losses and deferred income taxes, partially offset by a net increase of $5.0 million in cash flows from assets and liabilities. The $5.0 million increase in 2016 from 2015 in cash flows from assets and liabilities was principally a result of a $10.0 million increase in other liabilities, a $5.2 million decrease in other assets, a $4.2 million increase in deferred revenue and a $1.8 million increase in taxes payable, partially offset by a $16.2 million increase in accounts receivable. The $16.2 million increase in the change in accounts receivable was primarily due to the timing of billings and collections in the three months ended March 31, 2016 over the comparable period in 2015. The $10.0 million increase in the change in other liabilities was primarily due to $5.7 million related to the timing of accrued employee compensation and benefits, and $3.3 million related to the decrease in fair value of the net investment hedge in the three months ended March 31, 2016 over the comparable period in 2015.

Capital expenditures, which are generally funded by cash generated from operating activities, available cash balances and borrowings available under our credit facilities, were $16.2 million for the three months ended March 31, 2016, compared to $10.9 million for the comparable period in 2015, an increase of $5.3 million. In 2016, we anticipate capital expenditures in the range of $65.0 million to $70.0 million, primarily for new seat additions, Enterprise Resource Planning upgrades, facility upgrades, maintenance and systems infrastructure.

On May 12, 2015, we entered into a $440 million revolving credit facility (the “2015 Credit Agreement”) with a group of lenders and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent, Swing Line Lender and Issuing Lender (“KeyBank”). The 2015 Credit Agreement is subject to certain borrowing limitations and includes certain customary financial and restrictive covenants. At March 31, 2016, we were in compliance with all loan requirements of the 2015 Credit Agreement and had $70.0 million of outstanding borrowings under this facility as of March 31, 2016. On April 1, 2016, we borrowed $216.0 million under our 2015 Credit Agreement in connection with the acquisition of Clear Link Holdings, LLC (“Clearlink”). See Note 20, Subsequent Event, of “Notes to Condensed Consolidated Financial Statements” for further information.

Our credit agreements had an average daily utilization of $70.0 million and $74.3 million during the three months ended March 31, 2016 and 2015, respectively. During the three months ended March 31, 2016 and 2015, the related interest expense, including the commitment fee and excluding the amortization of deferred loan fees, was $0.4 million and $0.3 million, respectively, which represented weighted average interest rates of 2.1% and 1.7%, respectively.

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

Borrowings under the 2015 Credit Agreement bear interest at the rates set forth in the 2015 Credit Agreement. In addition, we are required to pay certain customary fees, including a commitment fee of 0.125%, which is due quarterly in arrears and calculated on the average unused amount of the 2015 Credit Agreement.

The 2015 Credit Agreement is guaranteed by all of our existing and future direct and indirect material U.S. subsidiaries and secured by a pledge of 100% of the non-voting and 65% of the voting capital stock of all of our direct foreign subsidiaries and those of the guarantors.

We are currently under audit in several tax jurisdictions. We received assessments for the Canadian 2003-2009 audit. Requests for Competent Authority Assistance were filed with both the Canadian Revenue Agency and the U.S. Internal Revenue Service and we paid mandatory security deposits to Canada as part of this process. The total amount of deposits, net of the effects of foreign exchange rate adjustments, are $14.3 million and $13.4 million as of March 31, 2016 and December 31, 2015, respectively, and are included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets. Although the outcome of examinations by taxing authorities is always uncertain, we believe we are adequately reserved for these audits and resolution is not expected to have a material impact on our financial condition and results of operations.

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

As of March 31, 2016, we had $259.9 million in cash and cash equivalents, of which approximately 91.3%, or $237.4 million, was held in international operations and is deemed to be indefinitely reinvested offshore. These funds may be subject to additional taxes if repatriated to the United States, including withholding tax applied by the country of origin and an incremental U.S. income tax, net of allowable foreign tax credits. There are circumstances where we may be unable to repatriate some of the cash and cash equivalents held by our international operations due to country restrictions. We do not intend nor currently foresee a need to repatriate these funds. We expect our current domestic cash levels and cash flows from operations to be adequate to meet our domestic anticipated working capital needs, including investment activities such as capital expenditures and debt repayment for the next twelve months and the foreseeable future. However, from time to time, we may borrow funds under our 2015 Credit Agreement as a result of the timing of our working capital needs, including capital expenditures. Additionally, we expect our current foreign cash levels and cash flows from foreign operations to be adequate to meet our foreign anticipated working capital needs, including investment activities such as capital expenditures for the next twelve months and the foreseeable future.

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

Our cash resources could also be affected by various risks and uncertainties, including but not limited to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2015.

Off-Balance Sheet Arrangements and Other

As of March 31, 2016, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Contractual Obligations

The following table summarizes the material changes to our contractual cash obligations as of March 31, 2016, and the effect these obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years	Other
Operating leases (1)	$19,290	$1,973	$8,103	$7,518	$1,696	$-
Purchase obligations (2)	7,809	6,542	1,267	-	-	-

	$27,099	$8,515	$9,370	$7,518	$1,696	$-

(1)	Amounts represent the expected cash payments under our operating leases.
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

On April 1, 2016, in conjunction with the acquisition of Clearlink, the Company borrowed $216.0 million under the 2015 Credit Agreement, which matures on May 12, 2020. See Note 20, Subsequent Event, of “Notes to Condensed Consolidated Financial Statements” for further information.

Except for the contractual obligations mentioned above, there have not been any material changes to the outstanding contractual obligations from the disclosure in our Annual Report on Form 10-K as of and for the year ended December 31, 2015 filed on February 29, 2016.

Critical Accounting Estimates

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report and Form 10-K for the year ended December 31, 2015 filed on February 29, 2015 for a discussion of our critical accounting estimates.

There have been no material changes to our critical accounting estimates in 2016.

New Accounting Standards Not Yet Adopted

See Note 1, Overview and Basis of Presentation, of the accompanying “Notes to Condensed Consolidated Financial Statements” for information related to recent accounting pronouncements.

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

In order to hedge a portion of our anticipated cash flow requirements denominated in PHP, CRC, HUF and RON, we had outstanding forward contracts and options as of March 31, 2016 with counterparties through March 2017 with notional amounts totaling $101.6 million. As of March 31, 2016, we had net total derivative assets associated with these contracts with a fair value of $2.7 million, which will settle within the next 12 months. If the USD was to weaken against the PHP and CRC and the EUR was to weaken against the HUF and RON by 10% from current period-end levels, we would incur a loss of approximately $8.3 million on the underlying exposures of the derivative instruments. However, this loss would be mitigated by corresponding gains on the underlying exposures.

We had forward exchange contracts with notional amounts totaling $65.2 million to hedge net investments in our foreign operations. The purpose of these derivative instruments is to protect against the risk that the net assets of certain foreign subsidiaries will be adversely affected by changes in exchange rates and economic exposures related to our foreign currency-based investments in these subsidiaries. As of March 31, 2016, the fair value of these derivatives was a net liability of $3.3 million. The potential loss in fair value at March 31, 2016, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $6.7 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.

We had forward exchange contracts with notional amounts totaling $61.3 million that are not designated as hedges. The purpose of these derivative instruments is to protect against FX volatility pertaining to intercompany receivables and payables, and other assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies. As of March 31, 2016, the fair value of these derivatives was a net liability of $0.3 million.

The potential loss in fair value at March 31, 2016, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $2.2 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.

We had embedded derivative contracts with notional amounts totaling $12.2 million that are not designated as hedges. As of March 31, 2016, the fair value of these derivatives was a net asset of $0.1 million. The potential loss in fair value at March 31, 2016, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $2.0 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.

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

Interest Rate Risk

Our exposure to interest rate risk results from variable debt outstanding under our revolving credit facility. We pay interest on outstanding borrowings at interest rates that fluctuate based upon changes in various base rates. As of March 31, 2016, we had $70.0 million in borrowings outstanding under the revolving credit facility. Based on our level of variable rate debt outstanding during the three months ended March 31, 2016, a 1.0% increase in the weighted average interest rate, which generally equals the LIBOR rate plus an applicable margin, would have had an impact of $0.2 million on our results of operations.

We have not historically used derivative instruments to manage exposure to changes in interest rates.

Fluctuations in Quarterly Results

For the year ended December 31, 2015, quarterly revenues as a percentage of total consolidated annual revenues were approximately 25%, 24%, 25% and 26%, respectively, for each of the respective quarters of the year. We have experienced and anticipate that in the future we will experience variations in quarterly revenues. The variations are due to the timing of new contracts and renewal of existing contracts, the timing and frequency of client spending for customer contact management services, non-U.S. currency fluctuations, and the seasonal pattern of customer contact management support and fulfillment services.

Item 4.  Controls and Procedures

As of March 31, 2016, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of March 31, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.  Risk Factors

For risk factors, see Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 29, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary of stock repurchases for the three months ended March 31, 2016 (in thousands, except average price per share). See Note 13, Earnings Per Share, of “Notes to Condensed Consolidated Financial Statements” for information regarding our stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs (1)

January 1, 2016 - January 31, 2016	-	$-	-	138
February 1, 2016 - February 29, 2016	-	$-	-	138
March 1, 2016 - March 31, 2016	-	$-	-	5,138

Total	-		-	5,138

(1)

The total number of shares approved for repurchase under the 2011 Share Repurchase Plan was increased by 5.0 million shares to 10.0 million shares as of March 16, 2016. The 2011 Share Repurchase Plan has no expiration date.

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

SYKES ENTERPRISES, INCORPORATED
(Registrant)

Date: May 3, 2016	By: /s/ John Chapman
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