Form 10-Q
period 2016-06-30
SYKES ENTERPRISES INC
filed 2016-08-02
CIK 1010612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

Yes  ☐                     No  ☒

As of July 22, 2016, there were 43,042,835 outstanding shares of common stock.

Sykes Enterprises, Incorporated and Subsidiaries

Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	June 30, 2016	December 31, 2015

Assets
Current assets:
Cash and cash equivalents	$273,214	$235,358
Receivables, net	296,446	277,096
Prepaid expenses	21,735	17,321
Other current assets	14,091	33,262

Total current assets	605,486	563,037
Property and equipment, net	138,230	111,962
Goodwill, net	268,149	195,733
Intangibles, net	163,916	50,896
Deferred charges and other assets	43,210	26,144

	$1,218,991	$947,772

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$25,951	$23,255
Accrued employee compensation and benefits	91,981	77,246
Current deferred income tax liabilities	-	1,120
Income taxes payable	1,350	1,959
Deferred revenue	37,681	28,119
Other accrued expenses and current liabilities	33,162	21,476

Total current liabilities	190,125	153,175
Deferred grants	4,475	4,810
Long-term debt	272,000	70,000
Long-term income tax liabilities	19,721	18,512
Other long-term liabilities	23,776	22,595

Total liabilities	510,097	269,092

Commitments and loss contingency (Note 14)

Shareholders’ equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value per share, 200,000 shares authorized; 43,043 and 42,785 shares issued, respectively	430	428
Additional paid-in capital	278,395	275,380
Retained earnings	481,417	458,325
Accumulated other comprehensive income (loss)	(49,414)	(53,662)
Treasury stock at cost: 117 and 113 shares, respectively	(1,934)	(1,791)

Total shareholders’ equity	708,894	678,680

	$1,218,991	$947,772

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2016	2015	2016	2015

Revenues	$364,402	$307,453	$685,148	$631,138

Operating expenses:
Direct salaries and related costs	239,442	202,143	444,997	416,070
General and administrative	94,335	72,651	174,845	145,378
Depreciation, net	11,960	11,007	22,744	22,066
Amortization of intangibles	5,263	3,435	8,890	6,866

Total operating expenses	351,000	289,236	651,476	590,380

Income from operations	13,402	18,217	33,672	40,758

Other income (expense):
Interest income	141	151	294	317
Interest (expense)	(1,581)	(610)	(2,389)	(1,049)
Other income (expense)	1,067	(167)	1,620	(996)

Total other income (expense)	(373)	(626)	(475)	(1,728)

Income before income taxes	13,029	17,591	33,197	39,030
Income taxes	3,891	4,679	10,105	10,479

Net income	$9,138	$12,912	$23,092	$28,551

Net income per common share:
Basic	$0.22	$0.31	$0.55	$0.68

Diluted	$0.22	$0.31	$0.55	$0.67

Weighted average common shares outstanding:
Basic	41,970	42,008	41,838	42,095
Diluted	42,101	42,216	42,101	42,328

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Net income	$9,138	$12,912	$23,092	$28,551

Other comprehensive income (loss), net of taxes:
Foreign currency translation gain (loss), net of taxes	(9,599)	7,058	4,300	(20,066)
Unrealized gain (loss) on net investment hedges, net of taxes	1,497	(1,135)	(433)	2,768
Unrealized actuarial gain (loss) related to pension liability, net of taxes	(35)	(20)	(26)	(28)
Unrealized gain (loss) on cash flow hedging instruments, net of taxes	(1,996)	(347)	434	1,068
Unrealized gain (loss) on postretirement obligation, net of taxes	(14)	59	(27)	44

Other comprehensive income (loss), net of taxes	(10,147)	5,615	4,248	(16,214)

Comprehensive income (loss)	$(1,009)	$18,527	$27,340	$12,337

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

Six Months Ended June 30, 2016

(Unaudited)

					Accumulated
	Common Stock				Other
	Shares		Additional	Retained	Comprehensive	Treasury
(in thousands)	Issued	Amount	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

Balance at December 31, 2015	42,785	$428	$275,380	$458,325	$(53,662)	$(1,791)	$678,680
Stock-based compensation expense	-	-	5,729	-	-	-	5,729
Excess tax benefit (deficiency) from stock-based compensation	-	-	2,060	-	-	-	2,060
Issuance of common stock under equity award plans, net of shares withheld for employee taxes	258	2	(4,774)	-	-	(143)	(4,915)
Comprehensive income (loss)	-	-	-	23,092	4,248	-	27,340

Balance at June 30, 2016	43,043	$430	$278,395	$481,417	$(49,414)	$(1,934)	$708,894

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2016	2015
Cash flows from operating activities:
Net income	$23,092	$28,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,059	22,458
Amortization of intangibles	8,890	6,866
Amortization of deferred grants	(444)	(441)
Unrealized foreign currency transaction (gains) losses, net	(2,316)	(1,093)
Stock-based compensation expense	5,729	3,284
Excess tax (benefit) from stock-based compensation	(2,060)	(169)
Deferred income tax provision (benefit)	(2,219)	3,127
Unrealized (gains) losses on financial instruments, net	611	88
Amortization of deferred loan fees	134	269
Imputed interest expense and fair value adjustments to contingent consideration	509	-
Other	(166)	(87)

Changes in assets and liabilities, net of acquisition:
Receivables	(1,581)	13,029
Prepaid expenses	(2,952)	(1,212)
Other current assets	(2,316)	(11,895)
Deferred charges and other assets	(1,509)	1,753
Accounts payable	(3,145)	(3,487)
Income taxes receivable / payable	273	(3,992)
Accrued employee compensation and benefits	12,896	363
Other accrued expenses and current liabilities	3,009	1,777
Deferred revenue	3,623	(2,341)
Other long-term liabilities	1,501	256

Net cash provided by operating activities	64,618	57,104

Cash flows from investing activities:
Capital expenditures	(34,409)	(19,476)
Cash paid for business acquisition, net of cash acquired	(205,324)	-
Proceeds from sale of property and equipment	37	53
Investment in restricted cash	(228)	(5)
Release of restricted cash	77	-
Proceeds from property and equipment insurance settlement	-	500
Net investment hedge settlement	10,339	-

Net cash (used for) investing activities	(229,508)	(18,928)

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Continued)

	Six Months Ended June 30,
(in thousands)	2016	2015
Cash flows from financing activities:
Payments of long-term debt	(14,000)	(10,000)
Proceeds from issuance of long-term debt	216,000	-
Excess tax benefit from stock-based compensation	2,060	169
Cash paid for repurchase of common stock	-	(11,969)
Proceeds from grants	89	472
Shares repurchased for minimum tax withholding on equity awards	(4,915)	(1,269)
Cash paid for loan fees related to long-term debt	-	(962)

Net cash provided by (used for) financing activities	199,234	(23,559)

Effects of exchange rates on cash and cash equivalents	3,512	(7,404)

Net increase (decrease) in cash and cash equivalents	37,856	7,213

Cash and cash equivalents – beginning	235,358	215,137

Cash and cash equivalents – ending	$273,214	$222,350

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$1,497	$735
Cash paid during period for income taxes	$11,229	$14,231

Non-cash transactions:
Property and equipment additions in accounts payable	$6,990	$4,324
Unrealized gain (loss) on postretirement obligation in accumulated other comprehensive income (loss)	$(27)	$44
Shares repurchased for minimum tax withholding on common stock and restricted stock under equity awards included in current liabilities	$51	$126

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2016 and 2015

(Unaudited)

Note 1. Overview and Basis of Presentation

Business — Sykes Enterprises, Incorporated and consolidated subsidiaries (“SYKES” or the “Company”) provides comprehensive outsourced customer contact management solutions and services in the business process outsourcing arena to companies, primarily within the communications, financial services, technology/consumer, transportation and leisure, and healthcare industries. SYKES provides flexible, high-quality outsourced customer contact management services (with an emphasis on inbound technical support, demand generation and customer service), which includes customer assistance, healthcare and roadside assistance, technical support, and product and service sales to its clients’ customers. Utilizing SYKES’ integrated onshore/offshore global delivery model, SYKES provides its services through multiple communication channels encompassing phone, e-mail, social media, text messaging, chat and digital self-service. SYKES complements its outsourced customer contact management services with various enterprise support services in the United States that encompass services for a company’s internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, SYKES also provides fulfillment services, which includes order processing, payment processing, inventory control, product delivery and product returns handling. The Company has operations in two reportable segments entitled (1) the Americas, which includes the United States, Canada, Latin America, Australia and the Asia Pacific Rim, in which the client base is primarily companies in the United States that are using the Company’s services to support their customer management needs; and (2) EMEA, which includes Europe, the Middle East and Africa.

Acquisitions

On April 1, 2016, the Company completed the acquisition of Clear Link Holdings, LLC (“Clearlink”), pursuant to a definitive Agreement and Plan of Merger (the “Merger Agreement”), dated March 6, 2016. The Company has reflected the operating results in the Condensed Consolidated Statements of Operations since April 1, 2016. See Note 2, Acquisitions, for additional information on the acquisition.

In July 2015, the Company completed the acquisition of Qelp B.V. and its subsidiary (together, known as “Qelp”), pursuant to a definitive Share Sale and Purchase Agreement, dated July 2, 2015. The Company has reflected the operating results in the Condensed Consolidated Statements of Operations since July 2, 2015. See Note 2, Acquisitions, for additional information on the acquisition.

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2016. For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission (“SEC”) on February 29, 2016.

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

Customer-Acquisition Advertising Costs — The Company utilizes direct-response advertising the primary purpose of which is to elicit purchases from its clients’ customers. These costs are capitalized when they are expected to result in probable future benefits and are amortized over the period during which future benefits are expected to be received, which is generally less than one month. All other advertising costs are expensed as incurred. As of June 30, 2016, the Company had less than $0.1 million of capitalized direct-response advertising costs included in “Prepaid expenses” in the accompanying Condensed Consolidated Balance Sheet (none in 2015). Total advertising costs included in “Direct salaries and related costs” in the accompanying Condensed Consolidated Income Statements for both the three and six months ended June 30, 2016 were $8.0 million (none in 2015).

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). These amendments modify how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. A practicality exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value under ASC 820, Fair Value Measurements, and as such, these investments may be measured at cost. These amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect the adoption of ASU 2016-01 to materially impact its financial condition, results of operations and cash flows.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). These amendments require the recognition of lease assets and lease liabilities on the balance sheet by lessees for those leases currently classified as operating leases under ASC 840 “Leases”. These amendments also require qualitative disclosures along with specific quantitative disclosures. These amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Entities are required to apply the amendments at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its financial condition, results of operations and cash flows.

In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging (Topic 815) – Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships” (“ASU 2016-05”). These amendments clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under

Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. These amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. Entities have the option to apply the amendments on either a prospective basis or a modified retrospective basis. The Company is evaluating the methods of adoption but does not expect the adoption of ASU 2016-05 to materially impact its financial condition, results of operations and cash flows.

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” (“ASU 2016-08”). These amendments clarify the implementation guidance on principal versus agent considerations and require entities to determine whether the nature of its promise to provide goods or services to a customer is performed in a principal or agent capacity and to recognize revenue in a gross or net manner based on its principal/agent designation. In April 2016, the FASB issued ASU 2016-10, “Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing” (“ASU 2016-10”). These amendments clarify the identification of performance obligations and the licensing implementation guidance. In May 2016, the FASB issued ASU 2016-11, “Revenue Recognition and Derivatives and Hedging: Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 Emerging Issues Task Force Meeting (“EITF”)” (“ASU 2016-11”). These rescissions include changes to topics pertaining to accounting for shipping and handling fees and costs and accounting for consideration given by a vendor to a customer. In May 2016, the FASB issued ASU 2016-12, “Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients” (“ASU 2016-12”). These amendments clarify the guidance in certain narrow areas and add several practical expedients. These ASUs affect the guidance in ASU 2014-09, which is not yet effective. The effective date and transition requirements for ASU 2016-08, ASU 2016-10, ASU 2016-11 and ASU 2016-12 are the same as the effective date and transition requirements of ASU 2014-09, as updated by ASU 2015-14. The Company is currently evaluating the impact the guidance will have on its financial condition, results of operations and cash flows.

In March 2016, the FASB issued ASU 2016-09, “Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). These amendments are intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. These amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. Entities have the option to apply the amendments on either a prospective basis or a modified retrospective basis. The Company is currently evaluating the impact the guidance will have on its financial condition, results of operations and cash flows.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments” (“ASU 2016-13”). These amendments require measurement and recognition of expected versus incurred credit losses for financial assets held. These amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the guidance will have on its financial condition, results of operations and cash flows.

New Accounting Standards Recently Adopted

In June 2014, the FASB issued ASU 2014-12, “Compensation – Stock Compensation (Topic 718) Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Accounting Standards Codification (“ASC”) Topic 718, “Compensation — Stock Compensation” (“ASC 718”), as it relates to awards with performance conditions that affect vesting to account for such awards. These amendments, adopted prospectively, were effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The adoption of ASU 2014-12 on January 1, 2016 did not have a material impact on the financial condition, results of operations and cash flows of the Company.

In January 2015, the FASB issued ASU 2015-01, “Income Statement – Extraordinary and Unusual Items (Subtopic 225-20) Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items” (“ASU 2015-01”). The amendments eliminate from U.S. GAAP the concept of extraordinary items as part of the FASB’s initiative to reduce complexity in accounting standards. These amendments, adopted prospectively, were effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. The adoption of ASU 2015-01 on January 1, 2016 did not have a material impact on the financial condition, results of operations and cash flows of the Company.

In February 2015, the FASB issued ASU 2015-02, “Consolidation (Topic 810) Amendments to the Consolidation Analysis)” (“ASU 2015-02”). The amendments are intended to improve targeted areas of the consolidation guidance for legal entities such as limited partnerships, limited liability corporations and securitization structures. These amendments affect the consolidation evaluation for reporting organizations. In addition, the amendments simplify and improve current U.S. GAAP by reducing the number of consolidation models. These amendments, adopted retrospectively, were effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The adoption of ASU 2015-02 on January 1, 2016 did not have a material impact on the financial condition, results of operations and cash flows of the Company.

In April 2015, the FASB issued ASU 2015-03, “Interest – Imputation of Interest (Subtopic 835-30) Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). These amendments require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. These amendments were effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The adoption of ASU 2015-03 on January 1, 2016 did not have a material impact on the financial condition, results of operations and cash flows of the Company.

In April 2015, the FASB issued ASU 2015-05, “Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement” (“ASU 2015-05”). These amendments provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The new guidance does not change the accounting for a customer’s accounting for service contracts. These amendments, adopted prospectively, were effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2015. The adoption of ASU 2015-05 on January 1, 2016 did not have a material impact on the financial condition, results of operations and cash flows of the Company.

In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments” (“ASU 2015-16”). These amendments eliminate the requirement for an acquirer to retrospectively adjust provisional amounts recorded in a business combination to reflect new information about the facts and circumstances that existed as of the acquisition date and that, if known, would have affected measurement or recognition of amounts initially recognized. As an alternative, the amendment requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. The amendments require that the acquirer record, in the financial statements of the period in which adjustments to provisional amounts are determined, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. These amendments, adopted prospectively, were effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The adoption of ASU 2015-16 on January 1, 2016 did not have a material impact on the financial condition, results of operations and cash flows of the Company.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). These amendments require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The existing requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by these amendments. These amendments, adopted prospectively, were effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of ASU 2015-17 on January 1, 2016 resulted in the reclassification of $12.0 million of current deferred tax assets included in “Other current assets” and $1.1 million of current deferred tax liabilities included in “Current deferred income tax liabilities” to noncurrent deferred income tax assets and liabilities. All future deferred tax assets and liabilities will be classified as noncurrent. No prior periods were adjusted.

Note 2. Acquisitions

Clearlink

On April 1, 2016, the Company acquired 100% of the outstanding membership units of Clearlink through a merger of Clearlink with and into a subsidiary of the Company (the “Merger”). Clearlink, with its operations located in the United States, is an inbound demand generation and sales conversion platforms serving numerous Fortune 500 business-to-consumer and business-to-business clients across various industries and subsectors, including telecommunications, satellite television, home security and insurance. The results of Clearlink’s operations have been included in the Company’s consolidated financial statements since April 1, 2016 (the “Clearlink acquisition date”). The strategic acquisition of Clearlink expands the Company’s suite of service offerings while creating differentiation in the marketplace, broadening its addressable market opportunity and extending executive level reach within the Company’s existing clients’ organization. This resulted in the Company paying a substantial premium for Clearlink resulting in the recognition of goodwill. Pursuant to Federal income tax laws, intangible assets and goodwill from the Clearlink acquisition are deductible over a 15 year amortization period.

The Clearlink purchase price totaled $207.9 million, consisting of the following:

Total
Cash (1)	$209,186
Working capital adjustment	(1,278)

$207,908

(1) Funded through borrowings under the Company’s credit agreement. See Note 10, Borrowings, for more information.

Approximately $2.6 million of the purchase price was placed in an escrow account as security for the indemnification obligations of Clearlink’s members under the merger agreement.

The Company accounted for the Clearlink acquisition in accordance with ASC 805 (“ASC 805”) “Business Combinations”, whereby the purchase price paid was allocated to the tangible and identifiable intangibles acquired and liabilities assumed from Clearlink based on their estimated fair values as of the closing date. Certain amounts are provisional and are subject to change, including the finalization of the working capital adjustment, tax analysis of the assets acquired and liabilities assumed, intangibles and goodwill. The Company expects to complete its analysis of the purchase price allocation during the fourth quarter of 2016 and the resulting adjustments will be recorded in accordance with ASU 2015-16 “Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments.”

The following table summarizes the estimated Clearlink acquisition date fair values of the assets acquired and liabilities assumed, all included in the Americas segment (in thousands):

April 1, 2016
Cash and cash equivalents	$2,584
Receivables (1)	16,801
Prepaid expenses	1,553

Total current assets	20,938
Property and equipment	12,869
Goodwill	70,223
Intangibles	121,400
Deferred charges and other assets	229

Accounts payable	(3,564)
Accrued employee compensation and benefits	(1,610)
Deferred revenue	(4,620)
Other accrued expenses and current liabilities	(6,324)

Total current liabilities	(16,118)
Other long-term liabilities	(1,633)

$207,908

(1) The fair value equals the gross contractual value of the receivables.

Fair values are based on management’s estimates and assumptions including variations of the income approach, the cost approach and the market approach.

The following table presents the Company’s purchased intangibles assets as of April 1, 2016, the Clearlink acquisition date (in thousands):

	Amount Assigned	Weighted Average Amortization Period (years)
Customer relationships	$63,800	13
Trade name	2,400	7
Non-compete agreements	1,800	3
Proprietary software	700	5
Indefinite-lived domain names	52,700	N/A

	$121,400	7

The amount of Clearlink’s revenues and net income since the April 1, 2016 acquisition date, included in the Company’s Condensed Consolidated Statements of Operations for both the three and six months ended June 30, 2016, were as follows (in thousands):

From April 1, 2016 Through June 30, 2016
Revenues	$36,362

Net income	$791

The following table presents the unaudited pro forma combined revenues and net earnings as if Clearlink had been included in the consolidated results of the Company for the entire three and six month periods ended June 30, 2016 and 2015. The pro forma financial information is not indicative of the results of operations that would have been achieved if the acquisition and related borrowings had taken place on January 1, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$364,403	$337,833	$718,977	$690,073

Net income	$10,975	$13,398	$25,895	$29,450

Net income per common share:

Basic	$0.26	$0.32	$0.62	$0.70

Diluted	$0.26	$0.32	$0.62	$0.70

These amounts have been calculated to reflect the additional depreciation, amortization, interest expense and rent expense that would have been incurred assuming the fair value adjustments and borrowings occurred on January 1, 2016 and January 1, 2015, together with the consequential tax effects. In addition, these amounts exclude costs incurred which are directly attributable to the acquisition, and which do not have a continuing impact on the combined companies’ operating results. Included in these costs are advisory and legal costs, net of the tax effects.

Acquisition-related costs associated with Clearlink in the accompanying Condensed Consolidated Statement of Operations were as follows (none in 2015) (in thousands):

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Transaction and integration costs: (1)
Americas	$29	$29
Other	2,934	4,376

	(1) Included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations.

Qelp

On July 2, 2015, the Company’s wholly-owned subsidiaries, Sykes Enterprises Incorporated B.V. and Sykes Enterprises Incorporated Holdings B.V., both Netherlands companies, entered into a definitive Share Sale and Purchase Agreement (the “Purchase Agreement”) with MobileTimes B.V., Yarra B.V., From The Mountain Consultancy B.V. and Sticting Administratiekantoor Qelp (the “Sellers”), all of which are Netherlands companies, to acquire all of the outstanding shares of Qelp B.V. and its wholly owned subsidiary (together, known as “Qelp”.) The strategic acquisition of Qelp (the “Qelp acquisition”) was to further broaden and strengthen the Company’s service portfolio around digital self-service customer support and extend its reach into adjacent, but complementary, markets. Pursuant to Federal income tax regulations, no amount of intangibles or goodwill from this acquisition will be deductible for tax purposes. The results of Qelp’s operations have been included in the Company’s consolidated financial statements since its acquisition on July 2, 2015 (the “Qelp acquisition date”).

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

As of the Qelp acquisition date, the total consideration paid or to be paid by the Company for the Qelp acquisition is summarized below (in thousands):

Total
Cash	$9,885
Contingent consideration	6,000
Working capital adjustment	(65)

$15,820

The fair value of the contingent consideration was estimated using the discounted cash flow method, and was included in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets (see Note 4, Fair Value, for further information). As part of the discounted cash flow method, the Company calculated an adjusted weighted average cost of capital (“WACC”) specifically attributable to the future payments of the contingent consideration. Based on the forecasted revenue and profitability scenarios and their respective probabilities of occurrence, the Company estimated the present value of the probability-adjusted future payments utilizing an adjusted WACC for the potential future payments. The Company believes that its estimates and assumptions are reasonable, but there is significant judgment involved. Changes in the fair value of the contingent consideration liabilities subsequent to the acquisition will be recorded in the Company’s consolidated financial statements.

The Company accounted for the Qelp acquisition in accordance with ASC 805, whereby the fair value of the purchase price was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed from Qelp based on their estimated fair values as of the closing date. The Company completed its analysis of the purchase price allocation during the fourth quarter of 2015.

The following table summarizes the Qelp acquisition date fair values of the assets acquired and liabilities assumed, all included in the EMEA segment (in thousands):

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

The following table presents the Company’s purchased intangibles assets as of July 2, 2015, the Qelp acquisition date (in thousands):

	Amount Assigned	Weighted Average Amortization Period (years)
Customer relationships	$5,400	7
Trade name and trademarks	100	3
Content library	500	2

	$6,000	7

Note 3. Costs Associated with Exit or Disposal Activities

In connection with the Company’s initiatives to streamline excess capacity in The Philippines and various locations in the U.S. (the “Exit Plans”), the Company has paid $7.8 million in cash through June 30, 2016.

The cumulative costs expected and incurred as a result of the Exit Plans were as follows as of June 30, 2016 (in thousands):

	Americas Fourth Quarter 2011 Exit Plan	Americas Third Quarter 2010 Exit Plan	Total
Lease obligations and facility exit costs	$1,365	$6,729	$8,094
Non-cash impairment charges	480	3,847	4,327

Total	$1,845	$10,576	$12,421

The following table summarizes the accrued liability associated with the Exit Plans’ exit or disposal activities and related charges for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Beginning accrual	$527	$1,346	$733	$1,558
Lease obligations and facility exit costs	-	-	-	-
Cash payments (1)	(208)	(196)	(414)	(408)

Ending accrual	$319	$1,150	$319	$1,150

(1) Related to lease obligations and facility exit costs.

Restructuring Liability Classification

The following table summarizes the Company’s short-term and long-term accrued liabilities associated with its exit and disposal activities, by plan, as of June 30, 2016 and December 31, 2015 (in thousands):

	Americas Fourth Quarter 2011 Exit Plan	Americas Third Quarter 2010 Exit Plan	Total
June 30, 2016
Short-term accrued restructuring liability (1)	$76	$243	$319
Long-term accrued restructuring liability (2)	-	-	-

Ending accrual at June 30, 2016	$76	$243	$319

December 31, 2015
Short-term accrued restructuring liability (1)	$144	$487	$631
Long-term accrued restructuring liability (2)	22	80	102

Ending accrual at December 31, 2015	$166	$567	$733

(1)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheets.
(2)	Included in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets.

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

Contingent Consideration — The Company uses significant unobservable inputs to determine the fair value of contingent consideration, which is classified in Level 3 of the fair value hierarchy. The contingent consideration recorded related to the Qelp acquisition and liabilities assumed as part of the Clearlink acquisition was recognized at fair value using a discounted cash flow methodology and a discount rate of approximately 14.0% and 10.0%, respectively. The discount rates vary dependent on the specific risks of each acquisition including the country of operation, the nature of services and complexity of the acquired business, and other similar factors, all of which are significant inputs not observable in the market. Significant increases or decreases in any of the inputs in isolation would result in a significantly higher or lower fair value measurement.

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the requirements of ASC 820 consist of the following (in thousands):

			Fair Value Measurements at June 30, 2016 Using:
		Balance at	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		June 30, 2016	Level (1)	Level (2)	Level (3)
Assets:
Foreign currency forward and option contracts	(1)	$1,429	$-	$1,429	$-
Embedded derivatives	(1)	119	-	-	119
Equity investments held in rabbi trust for the Deferred Compensation Plan	(2)	6,607	6,607	-	-
Debt investments held in rabbi trust for the Deferred Compensation Plan	(2)	1,908	1,908	-	-
Guaranteed investment certificates	(3)	95	-	95	-

		$10,158	$8,515	$1,524	$119

Liabilities:
Long-term debt	(4)	$272,000	$-	$272,000	$-
Foreign currency forward and option contracts	(1)	2,255	-	2,255	-
Embedded derivatives	(1)	76	-	-	76
Contingent consideration included in “Other accrued expenses and current liabilities”	(5)	3,772	-	-	3,772
Contingent consideration included in “Other long-term liabilities”	(5)	5,924	-	-	5,924

		$284,027	$-	$274,255	$9,772

			Fair Value Measurements at December 31, 2015 Using:
		Balance at	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		December 31, 2015	Level (1)	Level (2)	Level (3)
Assets:
Foreign currency forward and option contracts	(1)	$10,962	$-	$10,962	$-
Equity investments held in rabbi trust for the Deferred Compensation Plan	(2)	6,229	6,229	-	-
Debt investments held in rabbi trust for the Deferred Compensation Plan	(2)	1,622	1,622	-	-
Guaranteed investment certificates	(3)	86	-	86	-

		$18,899	$7,851	$11,048	$-

Liabilities:
Long-term debt	(4)	$70,000	$-	$70,000	$-
Foreign currency forward and option contracts	(1)	835	-	835	-
Contingent consideration included in “Other long-term liabilities”	(5)	6,280	-	-	6,280

		$77,115	$-	$70,835	$6,280

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

(5) In the accompanying Condensed Consolidated Balance Sheets.

Reconciliations of Fair Value Measurements Categorized within Level 3 of the Fair Value Hierarchy

Embedded Derivatives in Lease Agreements

A rollforward of the net asset (liability) activity in the Company’s fair value of the embedded derivatives is as follows (in thousands) (none in 2015):

Fair Value
Balance at January 1, 2016	$-
Gain (loss) recognized in “Other income (expense)” (1)	46
Effect of foreign currency	(3)

Balance at June 30, 2016	$43

Unrealized gain (loss) for the three months ended June 30, 2016	$(12)

Unrealized gain (loss) for the six months ended June 30, 2016	$43

(1)	Includes realized and unrealized gain (loss).

Contingent Consideration

A rollforward of the activity in the Company’s fair value of the contingent consideration is as follows (in thousands):

Fair Value
Balance at January 1, 2015	$-
Acquisition (1)	6,000
Payments	-
Imputed interest/adjustments	408
Effect of foreign currency	(128)

Balance at December 31, 2015	6,280
Acquisition (2)	2,779
Payments	-
Imputed interest/adjustments	509
Effect of foreign currency	128

Balance at June 30, 2016	$9,696

(1)	Related to the Qelp acquisition on July 2, 2015. See Note 2, Acquisitions.
(2)	Liability acquired as part of the Clearlink acquisition on April 1, 2016. See Note 2, Acquisitions.

The Company did not record any fair value adjustments to the contingent consideration as the key assumptions used to calculate the fair value at the acquisition dates remained consistent at June 30, 2016. Should the assumptions regarding probability of achievement of certain targets, including revenue and EBITDA, change in future periods, the change in fair value of the contingent consideration will be recognized in the Company’s consolidated financial statements. The Company accretes interest expense each period using the effective interest method until the contingent consideration reaches the estimated future value of $12.1 million. Interest expense related to the contingent consideration is included in “Interest (expense)” in the accompanying Condensed Consolidated Statements of Operations.

Non-Recurring Fair Value

Certain assets, under certain conditions, are measured at fair value on a nonrecurring basis utilizing Level 3 inputs, like those associated with acquired businesses, including goodwill, other intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if these assets were determined to be impaired. The adjusted carrying values for assets measured at fair value on a nonrecurring basis (no liabilities) subject to the requirements of ASC 820 were not material at June 30, 2016 and December 31, 2015.

Note 5.  Goodwill and Intangible Assets

Intangible Assets

The following table presents the Company’s purchased intangible assets as of June 30, 2016 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Intangible assets subject to amortization:
Customer relationships	$167,628	$(66,842)	$100,786	10
Trade names and trademarks	14,100	(6,235)	7,865	7
Non-compete agreements	2,997	(1,347)	1,650	2
Content library	500	(250)	250	2
Proprietary software	1,550	(885)	665	3
Favorable lease agreement	449	(449)	-	2
Intangible assets not subject to amortization:
Domain names	52,700	-	52,700	N/A

	$239,924	$(76,008)	$163,916	6

The following table presents the Company’s purchased intangible assets as of December 31, 2015 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Intangible assets subject to amortization:
Customer relationships	$102,594	$(58,294)	$44,300	8
Trade names and trademarks	11,698	(5,470)	6,228	8
Content library	491	(123)	368	2
Non-compete agreements	1,190	(1,190)	-	2
Proprietary software	850	(850)	-	2
Favorable lease agreement	449	(449)	-	2

	$117,272	$(66,376)	$50,896	8

The Company’s estimated future amortization expense for the succeeding years relating to the purchased intangible assets resulting from acquisitions completed prior to June 30, 2016, is as follows (in thousands):

Years Ending December 31,	Amount

2016 (remaining six months)	$10,433
2017	20,755
2018	14,495
2019	13,443
2020	10,783
2021	6,397
2022 and thereafter	34,910

Goodwill

Changes in goodwill for the six months ended June 30, 2016 consist of the following (in thousands):

	January 1, 2016	Acquisition (1)	Effect of Foreign Currency	June 30, 2016
Americas	$186,049	$70,223	$1,848	$258,120
EMEA	9,684	-	345	10,029

	$195,733	$70,223	$2,193	$268,149

Changes in goodwill for the year ended December 31, 2015 consist of the following (in thousands):

	January 1, 2015	Acquisition (1)	Effect of Foreign Currency	December 31, 2015
Americas	$193,831	$-	$(7,782)	$186,049
EMEA	-	10,054	(370)	9,684

	$193,831	$10,054	$(8,152)	$195,733

(1)	See Note 2, Acquisitions, for further information.

The Company performs its annual goodwill impairment test during the third quarter, or more frequently, if indicators of impairment exist.

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

As of July 31, 2015, the Company concluded that goodwill was not impaired for all five of its reporting units with goodwill. While the fair values of four of the reporting units were substantially in excess of their carrying value, the Qelp reporting unit’s fair value approximated its carrying value due to the proximity to the acquisition date of July 2, 2015. The newly acquired Qelp reporting unit’s carrying value was $15.6 million at July 31, 2015, including $9.9 million of goodwill.

The Qelp reporting unit is at risk for future impairment if projected operating results are not met or other inputs into the fair value measurement change. However, as of June 30, 2016 and December 31, 2015, there were no indicators of impairment.

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

The deferred gains (losses) and related taxes on the Company’s cash flow hedges recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) in the accompanying Condensed Consolidated Balance Sheets are as follows (in thousands):

	June 30, 2016	December 31, 2015
Deferred gains (losses) in AOCI	$(75)	$(558)
Tax on deferred gains (losses) in AOCI	(18)	31

Deferred gains (losses) in AOCI, net of taxes	$(93)	$(527)

Deferred gains (losses) expected to be reclassified to “Revenues” from AOCI during the next twelve months	$(39)

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

The Company had the following outstanding foreign currency forward contracts and options, and embedded derivatives (in thousands):

	As of June 30, 2016		As of December 31, 2015
Contract Type	Notional Amount in USD	Settle Through Date	Notional Amount in USD	Settle Through Date
Cash flow hedges:
Options:
Philippine Pesos	$54,000	March 2017	$71,750	December 2016

Forwards:
Costa Rican Colones	32,000	September 2017	34,500	November 2016
Hungarian Forints	1,330	December 2016	-	-
Romanian Leis	3,308	December 2016	-	-

Net investment hedges:
Forwards:
Euros	76,933	September 2017	63,470	March 2016

Non-designated hedges:
Forwards	58,683	September 2016	50,603	March 2016
Embedded derivatives	11,626	April 2030	-	-

Master netting agreements exist with each respective counterparty to reduce credit risk by permitting net settlement of derivative positions. In the event of default by the Company or one of its counterparties, these agreements include a set-off clause that provides the non-defaulting party the right to net settle all derivative transactions, regardless of the currency and settlement date. The maximum amount of loss due to credit risk that, based on gross fair value, the Company would incur if parties to the derivative transactions that make up the concentration failed to perform according to the terms of the contracts was $1.5 million and $11.0 million as of June 30, 2016 and December 31, 2015, respectively. After consideration of these netting arrangements and offsetting positions by counterparty, the total net settlement amount as it relates to these positions are asset positions of $0.6 million and $10.2 million as of June 30, 2016 and December 31, 2015, respectively, and liability positions of $1.4 million and $0.1 million as of June 30, 2016 and December 31, 2015, respectively.

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

The following tables present the fair value of the Company’s derivative instruments included in the accompanying Condensed Consolidated Balance Sheets (in thousands):

	Derivative Assets
	June 30, 2016	December 31, 2015
	Fair Value	Fair Value
Derivatives designated as cash flow hedging instruments under ASC 815:

Foreign currency forward and option contracts (1)	$921	$544

Derivatives designated as net investment hedging instruments under ASC 815:
Foreign currency forward contracts (1)	-	10,161
Foreign currency forward contracts (2)	419	-

	1,340	10,705

Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts (1)	89	257
Embedded derivatives (1)	3	-
Embedded derivatives (2)	116	-

Total derivative assets	$1,548	$10,962

	Derivative Liabilities
	June 30, 2016	December 31, 2015
	Fair Value	Fair Value
Derivatives designated as cash flow hedging instruments under ASC 815:

Foreign currency forward and option contracts (3)	$426	$396
Foreign currency forward and option contracts (4)	36	-

	462	396

Derivatives designated as net investment hedging instruments under ASC 815:
Foreign currency forward contracts (4)	1,295	-

	1,757	396

Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts (3)	498	439
Embedded derivatives (3)	4	-
Embedded derivatives (4)	72	-

Total derivative liabilities	$2,331	$835

(1)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheets.
(2)	Included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets.
(3)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheets.
(4)	Included in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets.

The following tables present the effect of the Company’s derivative instruments included in the accompanying Condensed Consolidated Financial Statements for the three months ended June 30, 2016 and 2015 (in thousands):

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Gain (Loss) Reclassified From Accumulated AOCI Into “Revenues” (Effective Portion)		Gain (Loss) Recognized in “Revenues” on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	June 30,		June 30,		June 30,
	2016	2015	2016	2015	2016	2015
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts	$(2,072)	$357	$4	$739	$-	$1

Derivatives designated as net investment hedging instruments under ASC 815:
Foreign currency forward contracts	2,414	(1,848)	-	-	-	-

	$342	$(1,491)	$4	$739	$-	$1

	Statements of Operations Location	Gain (Loss) Recognized on Derivatives
		June 30,
		2016	2015
Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts	Other income and (expense)	$575	$67
Foreign currency forward contracts	Revenues	-	4
Embedded derivatives	Other income and (expense)	10	-

		$585	$71

The following tables present the effect of the Company’s derivative instruments included in the accompanying Condensed Consolidated Financial Statements for the six months ended June 30, 2016 and 2015 (in thousands):

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Gain (Loss) Reclassified From Accumulated AOCI Into “Revenues” (Effective Portion)		Gain (Loss) Recognized in “Revenues” on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	June 30,		June 30,		June 30,
	2016	2015	2016	2015	2016	2015
Derivatives designated as cash flow hedging instruments under ASC 815:

Foreign currency forward and option contracts	$431	$2,412	$(50)	$1,328	$-	$2

Derivatives designated as net investment hedging instruments under ASC 815:
Foreign currency forward contracts	(698)	4,510	-	-	-	-

	$(267)	$6,922	$(50)	$1,328	$-	$2

	Statements of Operations Location	Gain (Loss) Recognized on Derivatives
		June 30,
		2016	2015
Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts	Other income and (expense)	$1,370	$(97)
Foreign currency forward contracts	Revenues	-	4
Embedded derivatives	Other income and (expense)	(46)	-

		$1,324	$(93)

Note 7.  Investments Held in Rabbi Trust

The Company’s investments held in rabbi trust, classified as trading securities and included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheets, at fair value, consist of the following (in thousands):

	June 30, 2016		December 31, 2015
	Cost	Fair Value	Cost	Fair Value
Mutual funds	$6,766	$8,515	$6,217	$7,851

The mutual funds held in rabbi trust were 78% equity-based and 22% debt-based as of June 30, 2016. Net investment income (losses), included in “Other income (expense)” in the accompanying Condensed Consolidated Statements of Operations consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Gross realized gains from sale of trading securities	$-	$17	$-	$20
Gross realized (losses) from sale of trading securities	-	-	-	(1)
Dividend and interest income	10	13	19	18
Net unrealized holding gains (losses)	134	(50)	154	73

Net investment income (losses)	$144	$(20)	$173	$110

Note 8. Deferred Revenue

Deferred revenue consists of the following (in thousands):

	June 30, 2016	December 31, 2015
Future service	$24,847	$22,112
Estimated potential penalties and holdbacks	8,452	6,007
Estimated chargebacks	4,382	-

	$37,681	$28,119

The Company receives up-front fees in connection with certain contracts. The deferred revenue is earned over the service periods of the respective contracts, which range from 30 days to seven years. Deferred revenue included in current liabilities in the accompanying Condensed Consolidated Balance Sheets includes the up-front fees associated with services to be provided over the ensuing twelve month period and the up-front fees associated with services to be provided over multiple years in connection with contracts that contain cancellation and refund provisions, whereby the manufacturers or customers can terminate the contracts and demand pro-rata refunds of the up-front fees with short notice. Deferred revenue from estimated penalties and holdbacks results from the failure to meet specified minimum service levels in certain contracts and other performance based contingencies. Deferred revenue from estimated chargebacks reflects the right of certain of the Company’s clients to chargeback accounts that do not meet certain requirements for specified periods after a sale has occurred.

Note 9. Deferred Grants

Deferred grants, net of accumulated amortization, consist of the following (in thousands):

	June 30, 2016	December 31, 2015

Property grants	$4,063	$4,377
Lease grants	496	513
Employment grants	117	149

Total deferred grants	4,676	5,039
Less: Property grants - short-term (1)	-	-
Less: Lease grants - short-term (1)	(84)	(80)
Less: Employment grants - short-term (1)	(117)	(149)

Total long-term deferred grants	$4,475	$4,810

(1)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheets.

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

Borrowings consist of the following (in thousands):

	June 30, 2016	December 31, 2015
Revolving credit facility	$272,000	$70,000
Less: Current portion	-	-

Total long-term debt	$272,000	$70,000

On April 1, 2016, the Company borrowed $216.0 million under its 2015 Credit Agreement in connection with the acquisition of Clearlink, of which $4.0 million represented a short-term loan to Clearlink for working capital purposes.

The 2015 Credit Agreement matures on May 12, 2020 and has no varying installments due.

Borrowings under the 2015 Credit Agreement bear interest at the rates set forth in the 2015 Credit Agreement. In addition, the Company is required to pay certain customary fees, including a commitment fee determined quarterly based on the Company’s leverage ratio and due quarterly in arrears as calculated on the average unused amount of the 2015 Credit Agreement. The commitment fee was 0.125% for the three and six months ended June 30, 2016 and 2015.

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

The following table presents information related to our credit agreements (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Average daily utilization	$278,769	$70,198	$174,385	$72,249

Interest expense, including commitment fee (1)	$1,079	$320	$1,454	$638

Weighted average interest rate	1.6%	1.8%	1.9%	1.8%

(1) Excludes the amortization of deferred loan fees.

Note 11. Accumulated Other Comprehensive Income (Loss)

The Company presents data in the Condensed Consolidated Statements of Changes in Shareholders’ Equity in accordance with ASC 220 “Comprehensive Income” (“ASC 220”). ASC 220 establishes rules for the reporting of comprehensive income (loss) and its components. The components of accumulated other comprehensive income (loss) consist of the following (in thousands):

	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedge	Unrealized Actuarial Gain (Loss) Related to Pension Liability	Unrealized Gain (Loss) on Cash Flow Hedging Instruments	Unrealized Gain (Loss) on Post Retirement Obligation	Total
Balance at January 1, 2015	$(22,076)	$276	$1,008	$(111)	$342	$(20,561)
Pre-tax amount	(37,178)	6,101	121	1,708	(12)	(29,260)
Tax (provision) benefit	-	(2,207)	(2)	32	-	(2,177)
Reclassification of (gain) loss to net income	647	-	(53)	(2,195)	(63)	(1,664)
Foreign currency translation	6	-	(45)	39	-	-

Balance at December 31, 2015	(58,601)	4,170	1,029	(527)	267	(53,662)
Pre-tax amount	4,297	(698)	-	431	-	4,030
Tax (provision) benefit	-	265	-	(26)	-	239
Reclassification of (gain) loss to net income	-	-	(22)	28	(27)	(21)
Foreign currency translation	3	-	(4)	1	-	-

Balance at June 30, 2016	$(54,301)	$3,737	$1,003	$(93)	$240	$(49,414)

The following table summarizes the amounts reclassified to net income from accumulated other comprehensive income (loss) and the associated line item in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Statements of Operations Location
	2016	2015	2016	2015
Actuarial Gain (Loss) Related to Pension Liability: (1)
Pre-tax amount	$10	$10	$22	$21	Direct salaries and related costs
Tax (provision) benefit	-	-	-	-	Income taxes

Reclassification to net income	10	10	22	21

Gain (Loss) on Cash Flow Hedging Instruments: (2)
Pre-tax amount	4	740	(50)	1,330	Revenues
Tax (provision) benefit	3	5	22	11	Income taxes

Reclassification to net income	7	745	(28)	1,341

Gain (Loss) on Post Retirement Obligation: (1)
Pre-tax amount	14	14	27	28	General and administrative
Tax (provision) benefit	-	-	-	-	Income taxes

Reclassification to net income	14	14	27	28

Total reclassification of gain (loss) to net income	$31	$769	$21	$1,390

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

Note 12. Income Taxes

The Company’s effective tax rate was 29.9% and 26.6% for the three months ended June 30, 2016 and 2015, respectively. The increase in the effective tax rate is predominately due to several factors, including shifts in earnings among the various jurisdictions in which the Company operates, none of which are individually material. The difference between the Company’s effective tax rate of 29.9% as compared to the U.S. statutory federal income tax rate of 35.0% was primarily due to the recognition of tax benefits resulting from foreign tax rate differentials, income earned in certain tax holiday jurisdictions, changes in uncertain tax positions, adjustments of valuation allowances and tax credits, partially offset by the tax impact of permanent differences and foreign withholding taxes.

The Company’s effective tax rate was 30.4% and 26.8% for the six months ended June 30, 2016 and 2015, respectively. The increase in the effective tax rate is predominately due to several factors, including shifts in earnings among the various jurisdictions in which the Company operates, none of which are individually material. The difference between the Company’s effective tax rate of 30.4% as compared to the U.S. statutory federal income tax rate of 35.0% was primarily due to the recognition of tax benefits resulting from foreign tax rate differentials, income earned in certain tax holiday jurisdictions, changes in uncertain tax positions, adjustments of valuation allowances and tax credits, partially offset by the tax impact of permanent differences and foreign withholding taxes.

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

The Company is currently under audit in several tax jurisdictions. The Company received assessments for the Canadian 2003-2009 audit. Requests for Competent Authority Assistance were filed with both the Canadian Revenue Agency and the U.S. Internal Revenue Service and the Company paid mandatory security deposits to Canada as part of this process. The total amount of deposits, net of the effects of foreign exchange rate adjustments, are $14.3 million and $13.4 million as of June 30, 2016 and December 31, 2015, respectively, and are included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets. Although the outcome of examinations by taxing authorities is always uncertain, the Company believes it is adequately reserved for these audits and resolution is not expected to have a material impact on its financial condition and results of operations.

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

The numbers of shares used in the earnings per share computation are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Basic:
Weighted average common shares outstanding	41,970	42,008	41,838	42,095
Diluted:
Dilutive effect of stock appreciation rights, restricted stock, restricted stock units and shares held in rabbi trust	131	208	263	233

Total weighted average diluted shares outstanding	42,101	42,216	42,101	42,328

Anti-dilutive shares excluded from the diluted earnings per share calculation	21	27	21	24

On August 18, 2011, the Company’s Board of Directors (the “Board”) authorized the Company to purchase up to 5.0 million shares of its outstanding common stock (the “2011 Share Repurchase Program”). On March 16, 2016, the Board authorized an increase of 5.0 million shares to the 2011 Share Repurchase Program for a total of 10.0 million shares. A total of 4.9 million shares have been repurchased under the 2011 Share Repurchase Program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price, management discretion and general market conditions. The 2011 Share Repurchase Program has no expiration date.

The shares repurchased under the Company’s share repurchase programs were as follows (in thousands, except per share amounts) (none in 2016):

	Total Number of Shares	Range of Prices Paid Per Share		Total Cost of Shares
	Repurchased	Low	High	Repurchased

Three Months Ended:
June 30, 2015	279	$24.14	$24.79	$6,833
Six Months Ended:
June 30, 2015	500	$22.81	$24.79	$11,969

Note 14. Commitments and Loss Contingency

Commitments

During the six months ended June 30, 2016, the Company entered into several leases in the ordinary course of business. The following is a schedule of future minimum rental payments required under operating leases that have noncancelable lease terms as of June 30, 2016, including the impact of the leases assumed in connection with the Clearlink acquisition (in thousands):

Amount

2016 (remaining six months)	$3,635
2017	9,256
2018	9,179
2019	9,317
2020	8,986
2021	7,115
2022 and thereafter	27,800

Total minimum payments required	$75,288

During the six months ended June 30, 2016, the Company entered into agreements with third-party vendors in the ordinary course of business whereby the Company committed to purchase goods and services used in its normal operations. These agreements generally are not cancelable, range from one to five year periods and may contain fixed or minimum annual commitments. Certain of these agreements allow for renegotiation of the minimum annual commitments. The following is a schedule of the future minimum purchases remaining under the agreements as of June 30, 2016, including the impact of the agreements assumed in connection with the Clearlink acquisition (in thousands):

Amount

2016 (remaining six months)	$5,513
2017	1,749
2018	652
2019	-
2020	-
2021	-
2022 and thereafter	-

Total minimum payments required	$7,914

The July 2015 Qelp acquisition included contingent consideration of $6.0 million, based on achieving targets tied to revenues and EBITDA for the years ended December 31, 2016, 2017 and 2018. The estimated future value of the contingent consideration is $9.1 million and is expected to be paid over a three year period.

As part of the April 2016 Clearlink acquisition, the Company assumed contingent consideration liabilities related to four separate acquisitions made by Clearlink in 2015 and 2016, prior to the Merger. The fair value of the contingent consideration related to these previous acquisitions was $2.8 million as of April 1, 2016 and was based on achieving targets primarily tied to revenues for varying periods of time during 2016 and 2017. The estimated future value of the contingent consideration is $3.0 million and is expected to be paid on varying dates through July 2017.

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

Note 15. Defined Benefit Pension Plan and Postretirement Benefits

Defined Benefit Pension Plans

The following table provides information about the net periodic benefit cost for the Company’s pension plans (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Service cost	$120	$113	$238	$228
Interest cost	45	35	89	71
Recognized actuarial (gains)	(10)	(10)	(22)	(21)

Net periodic benefit cost	$155	$138	$305	$278

Employee Retirement Savings Plans

The Company maintains a 401(k) plan covering defined employees who meet established eligibility requirements. Under the plan provisions, the Company matches 50% of participant contributions to a maximum matching amount of 2% of participant compensation. The Company’s contributions included in the accompanying Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
401(k) plan contributions	$334	$188	$619	$471

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

	June 30, 2016	December 31, 2015
Postretirement benefit obligation	$31	$37

Unrealized gains (losses) in AOCI (1)	$240	$267

(1)	Unrealized gains (losses) are impacted by changes in discount rates related to the postretirement obligation.

Note 16. Stock-Based Compensation

The Company’s stock-based compensation plans include the 2011 Equity Incentive Plan, the Non-Employee Director Fee Plan and the Deferred Compensation Plan. The following table summarizes the stock-based compensation expense (primarily in the Americas), income tax benefits related to the stock-based compensation and excess tax benefits (deficiencies) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Stock-based compensation (expense) (1)	$(3,547)	$(1,288)	$(5,729)	$(3,284)
Income tax benefit (2)	1,348	486	2,177	1,215
Excess tax benefit (deficiency) from stock-based compensation (3)	149	-	2,060	169

(1)	Included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations.
(2)	Included in “Income taxes” in the accompanying Condensed Consolidated Statements of Operations.
(3)	Included in “Additional paid-in capital” in the accompanying Condensed Consolidated Statements of Changes in Shareholders’ Equity.

There were no capitalized stock-based compensation costs as of June 30, 2016 and December 31, 2015.

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

The following table summarizes the assumptions used to estimate the fair value of SARs granted:

	Six Months Ended June 30,
	2016	2015
Expected volatility	25.3%	34.1%
Weighted-average volatility	25.3%	34.1%
Expected dividend rate	0.0%	0.0%
Expected term (in years)	5.0	5.0
Risk-free rate	1.5%	1.6%

The following table summarizes SARs activity as of June 30, 2016 and for the six months then ended:

Stock Appreciation Rights	Shares (000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)

Outstanding at January 1, 2016	481	$-
Granted	323	$-
Exercised	(151)	$-
Forfeited or expired	(20)	$-

Outstanding at June 30, 2016	633	$-	8.7	$1,974

Vested or expected to vest at June 30, 2016	633	$-	8.7	$1,974

Exercisable at June 30, 2016	118	$-	6.3	$797

The following table summarizes information regarding SARs granted and exercised (in thousands, except per SAR amounts):

	Six Months Ended June 30,
	2016	2015
Number of SARs granted	323	217
Weighted average grant-date fair value per SAR	$7.68	$8.17
Intrinsic value of SARs exercised	$1,691	$734
Fair value of SARs vested	$1,520	$1,302

The following table summarizes nonvested SARs activity as of June 30, 2016 and for the six months then ended:

Nonvested Stock Appreciation Rights	Shares (000s)	Weighted Average Grant- Date Fair Value

Nonvested at January 1, 2016	424	$7.50
Granted	323	$7.68
Vested	(213)	$7.14
Forfeited or expired	(19)	$7.68

Nonvested at June 30, 2016	515	$7.76

As of June 30, 2016, there was $3.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested SARs granted under the 2011 Plan. This cost is expected to be recognized over a weighted average period of 1.5 years.

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

The following table summarizes nonvested restricted shares/RSUs activity as of June 30, 2016 and for the six months then ended:

Nonvested Restricted Shares and RSUs	Shares (000s)	Weighted Average Grant- Date Fair Value

Nonvested at January 1, 2016	1,246	$20.03
Granted	451	$30.32
Vested	(421)	$16.10
Forfeited or expired	(136)	$20.60

Nonvested at June 30, 2016	1,140	$25.49

The following table summarizes information regarding restricted shares/RSUs granted and vested (in thousands, except per restricted share/RSU amounts):

	Six Months Ended June 30,
	2016	2015
Number of restricted shares/RSUs granted	451	441
Weighted average grant-date fair value per restricted share/RSU	$30.32	$25.06
Fair value of restricted shares/RSUs vested	$6,785	$2,019

As of June 30, 2016, based on the probability of achieving the performance goals, there was $21.2 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted shares/RSUs granted under the 2011 Plan. This cost is expected to be recognized over a weighted average period of 2.1 years.

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

The 2004 Fee Plan expired in May 2014, prior to the 2014 Annual Shareholder Meeting. In March 2014, upon the recommendation of the Compensation Committee, the Board determined that, following the expiration of the 2004 Fee Plan, the compensation of non-employee Directors should continue on the same terms as provided in the Fifth Amended and Restated Non-Employee Director Fee Plan, except the amounts of cash and equity grants shall be determined annually by the Board, and that the stock portion of such compensation would be issued under the 2011 Plan.

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

The following table summarizes nonvested common stock share award activity as of June 30, 2016 and for the six months then ended:

Nonvested Common Stock Share Awards	Shares (000s)	Weighted Average Grant- Date Fair Value

Nonvested at January 1, 2016	11	$23.74
Granted	32	$29.04
Vested	(16)	$26.50
Forfeited or expired	(1)	$24.70

Nonvested at June 30, 2016	26	$28.56

The following table summarizes information regarding common stock share awards granted and vested (in thousands, except per share award amounts):

	Six Months Ended June 30,
	2016	2015
Number of share awards granted	32	32
Weighted average grant-date fair value per share award	$29.04	$24.70
Fair value of share awards vested	$410	$370

As of June 30, 2016, there was $0.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested common stock share awards granted under the Fee Plan. This cost is expected to be recognized over a weighted average period of 0.6 years.

Deferred Compensation Plan — The Company’s non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”), which is not shareholder-approved, was adopted by the Board effective December 17, 1998, It was last amended and restated on May 18, 2016, effective as of June 30, 2016. It provides certain eligible employees the ability to defer any portion of their compensation until the participant’s retirement, termination, disability or death, or a change in control of the Company. Using the Company’s common stock, the Company matches 50% of the amounts deferred by certain senior management participants on a quarterly basis up to a total of $12,000 per year for the president, chief executive officer and executive vice presidents and $7,500 per year for senior vice presidents, global vice presidents and vice presidents (participants below the level of vice president are not eligible to receive matching contributions from the Company). Matching contributions and the associated earnings vest over a seven year service period. Deferred compensation amounts used to pay benefits, which are held in a rabbi trust, include investments in various mutual funds and shares of the Company’s common stock (see Note 7, Investments Held in Rabbi Trust). As of June 30, 2016 and December 31, 2015, liabilities of $8.5 million and $7.9 million, respectively, of the Deferred Compensation Plan were recorded in “Accrued employee compensation and benefits” in the accompanying Condensed Consolidated Balance Sheets.

Additionally, the Company’s common stock match associated with the Deferred Compensation Plan, with a carrying value of approximately $1.8 million and $1.6 million at June 30, 2016 and December 31, 2015, respectively, is included in “Treasury stock” in the accompanying Condensed Consolidated Balance Sheets.

The following table summarizes nonvested common stock activity as of June 30, 2016 and for the six months then ended:

Nonvested Common Stock	Shares (000s)	Weighted Average Grant- Date Fair Value

Nonvested at January 1, 2016	3	$19.53
Granted	6	$29.76
Vested	(7)	$28.14
Forfeited or expired	-	$23.49

Nonvested at June 30, 2016	2	$22.27

The following table summarizes information regarding shares of common stock granted and vested (in thousands, except per common stock amounts):

	Six Months Ended June 30,
	2016	2015
Number of shares of common stock granted	6	6
Weighted average grant-date fair value per common stock	$29.76	$24.69
Fair value of common stock vested	$183	$169
Cash used to settle the obligation	$359	$65

As of June 30, 2016, there was less than $0.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested common stock granted under the Deferred Compensation Plan. This cost is expected to be recognized over a weighted average period of 2.7 years.

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

Information about the Company’s reportable segments is as follows (in thousands):

	Americas	EMEA	Other (1)	Consolidated

Three Months Ended June 30, 2016:
Revenues	$305,211	$59,152	$39	$364,402
Percentage of revenues	83.8%	16.2%	0.0%	100.0%

Depreciation, net	$10,316	$1,162	$482	$11,960
Amortization of intangibles	$4,995	$268	$-	$5,263

Income (loss) from operations	$30,725	$2,896	$(20,219)	$13,402
Other (expense), net			(373)	(373)
Income taxes			(3,891)	(3,891)

Net income				$9,138

Total assets as of June 30, 2016	$1,759,137	$1,473,687	$(2,013,833)	$1,218,991

Three Months Ended June 30, 2015:
Revenues	$249,682	$57,752	$19	$307,453
Percentage of revenues	81.2%	18.8%	0.0%	100.0%

Depreciation, net	$9,605	$1,084	$318	$11,007
Amortization of intangibles	$3,435	$-	$-	$3,435

Income (loss) from operations	$28,669	$2,969	$(13,421)	$18,217
Other (expense), net			(626)	(626)
Income taxes			(4,679)	(4,679)

Net income				$12,912

Total assets as of June 30, 2015	$1,067,801	$1,394,836	$(1,534,068)	$928,569

Six Months Ended June 30, 2016:
Revenues	$567,287	$117,777	$84	$685,148
Percentage of revenues	82.8%	17.2%	0.0%	100.0%

Depreciation, net	$19,492	$2,326	$926	$22,744
Amortization of intangibles	$8,363	$527	$-	$8,890

Income (loss) from operations	$63,712	$6,306	$(36,346)	$33,672
Other (expense), net			(475)	(475)
Income taxes			(10,105)	(10,105)

Net income				$23,092

Six Months Ended June 30, 2015:
Revenues	$513,855	$117,247	$36	$631,138
Percentage of revenues	81.4%	18.6%	0.0%	100.0%

Depreciation, net	$19,185	$2,227	$654	$22,066
Amortization of intangibles	$6,866	$-	$-	$6,866

Income (loss) from operations	$61,210	$6,757	$(27,209)	$40,758
Other (expense), net			(1,728)	(1,728)
Income taxes			(10,479)	(10,479)

Net income				$28,551

(1)

Other items (including corporate and other costs, impairment costs, other income and expense, and income taxes) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the tables above for the three and six months ended June 30, 2016 and 2015. Inter-segment revenues are not material to the Americas and EMEA segment results. The Company evaluates the performance of its geographic segments based on revenues and income (loss) from operations, and does not include segment assets or other income and expense items for management reporting purposes.

Note 18. Other Income (Expense)

Other income (expense) consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Foreign currency transaction gains (losses)	$1,410	$(90)	$2,756	$(1,025)
Gains (losses) on foreign currency derivative instruments not designated as hedges	(585)	67	(1,324)	(97)
Other miscellaneous income (expense)	242	(144)	188	126

	$1,067	$(167)	$1,620	$(996)

Note 19. Related Party Transactions

In January 2008, the Company entered into a lease for a customer contact management center located in Kingstree, South Carolina. The landlord, Kingstree Office One, LLC, is an entity controlled by John H. Sykes, the founder, former Chairman and Chief Executive Officer of the Company and the father of Charles Sykes, President and Chief Executive Officer of the Company. The lease payments on the 20-year lease were negotiated at or below market rates, and the lease is cancellable at the option of the Company. There are significant penalties for early cancellation which decrease over time. The Company paid $0.1 million to the landlord during both the three months ended June 30, 2016 and 2015 and $0.2 million during both the six months ended June 30, 2016 and 2015 under the terms of the lease.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sykes Enterprises, Incorporated

400 North Ashley Drive

Tampa, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of June 30, 2016, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three- and six-month periods ended June 30, 2016 and 2015, of changes in shareholders’ equity for the six-month period ended June 30, 2016, and of cash flows for the six-month periods ended June 30, 2016 and 2015. These interim financial statements are the responsibility of the Company’s management.

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

August 2, 2016

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

Executive Summary

We provide comprehensive customer contact management solutions and services to a wide range of clients including Global 2000 companies, medium-sized businesses and public institutions around the world, primarily in the communications, financial services, technology/consumer, transportation and leisure and healthcare industries. We serve our clients through two geographic operating regions: the Americas (United States, Canada, Latin America, Australia and the Asia Pacific Rim) and EMEA (Europe, the Middle East and Africa). Our Americas and EMEA groups primarily provide customer contact management services (with an emphasis on inbound technical support, demand generation and customer service), which include customer assistance, healthcare and roadside assistance, technical support, and product and service sales to our clients’ customers. These services, which represented 99.2% and 97.8% of consolidated revenues during the three months ended June 30, 2016 and 2015, respectively, and 99.1% and 98.2% of consolidated revenues during the six months ended June 30, 2016 and 2015, respectively, are delivered through multiple communication channels encompassing phone, e-mail, social media, text messaging, chat and digital self-service. We also provide various enterprise support services in the United States (“U.S.”) that include services for our client’s internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, we also provide fulfillment services, which includes order processing, payment processing, inventory control, product delivery, and product returns handling. Our complete service offering helps our clients acquire, retain and increase the lifetime value of their customer relationships. We have developed an extensive global reach with customer contact management centers throughout the United States, Canada, Europe, Latin America, Australia, the Asia Pacific Rim and Africa.

Acquisition of Clearlink

In April 2016, we completed the acquisition of Clear Link Holdings, LLC (“Clearlink”), to expand our suite of service offerings while creating differentiation in the marketplace, broadening our addressable market opportunity and extending executive level reach within our existing clients’ organization. We refer to such acquisition herein as the “Clearlink acquisition.”

The total purchase price of $207.9 million was funded by borrowings under our existing credit facility.

The results of operations of Clearlink have been reflected in the accompanying Condensed Consolidated Statements of Operations since April 1, 2016.

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

Results of Operations

The following table sets forth, for the periods indicated, the amounts presented in the accompanying Condensed Consolidated Statements of Operations as well as the change between the respective periods:

	Three Months Ended June 30,			Six Months Ended June 30,

(in thousands)	2016	2015	2016 $ Change	2016	2015	2016 $ Change
Revenues	$364,402	$307,453	$56,949	$685,148	$631,138	$54,010

Operating expenses:
Direct salaries and related costs	239,442	202,143	37,299	444,997	416,070	28,927
General and administrative	94,335	72,651	21,684	174,845	145,378	29,467
Depreciation, net	11,960	11,007	953	22,744	22,066	678
Amortization of intangibles	5,263	3,435	1,828	8,890	6,866	2,024

Total operating expenses	351,000	289,236	61,764	651,476	590,380	61,096

Income from operations	13,402	18,217	(4,815)	33,672	40,758	(7,086)

Other income (expense):
Interest income	141	151	(10)	294	317	(23)
Interest (expense)	(1,581)	(610)	(971)	(2,389)	(1,049)	(1,340)
Other income (expense)	1,067	(167)	1,234	1,620	(996)	2,616

Total other income (expense)	(373)	(626)	253	(475)	(1,728)	1,253

Income before income taxes	13,029	17,591	(4,562)	33,197	39,030	(5,833)
Income taxes	3,891	4,679	(788)	10,105	10,479	(374)

Net income	$9,138	$12,912	$(3,774)	$23,092	$28,551	$(5,459)

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Revenues

	Three Months Ended June 30,
	2016		2015
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change
Americas	$305,211	83.8%	$249,682	81.2%	$55,529
EMEA	59,152	16.2%	57,752	18.8%	1,400
Other	39	0.0%	19	0.0%	20

Consolidated	$364,402	100.0%	$307,453	100.0%	$56,949

Consolidated revenues increased $56.9 million, or 18.5%, for the three months ended June 30, 2016 from the comparable period in 2015.

The increase in Americas’ revenues was due to Clearlink acquisition revenues of $36.4 million, new clients of $15.3 million and higher volumes from existing clients of $15.3 million, partially offset by end-of-life client programs of $7.6 million and a negative foreign currency impact of $3.9 million. Revenues from our offshore operations represented 40.7% of Americas’ revenues, compared to 46.4% for the comparable period in 2015.

The increase in EMEA’s revenues was due to new clients of $3.3 million and higher volumes from existing clients of $0.6 million, partially offset by end-of-life client programs of $2.5 million.

On a consolidated basis, we had 45,700 brick-and-mortar seats as of June 30, 2016, an increase of 5,500 seats from the comparable period in 2015. Included in this seat count are 1,400 seats associated with Clearlink. This increase in seats, net of the Clearlink additions, was primarily due to seat additions to support higher projected demand. The capacity utilization rate on a combined basis was 78% compared to 80% in the comparable period in 2015. This decrease was due to a significant increase in the seat count related to projected client demand.

On a geographic segment basis, 39,300 seats were located in the Americas, an increase of 5,800 seats from the comparable period in 2015, and 6,400 seats were located in EMEA, a decrease of 300 seats from the comparable period in 2015. Capacity utilization rates as of June 30, 2016 were 77% for the Americas and 79% for EMEA, compared to 79% and 86%, respectively, in the comparable period in 2015, with the decrease in utilization in the Americas primarily due to seat additions for higher projected demand and the decrease in utilization in EMEA primarily due to lower demand in certain existing clients, certain end-of-life client programs and the rationalization of seats in a highly utilized center due to a planned program expiration. We strive to attain a capacity utilization rate of 85% at each of our locations.

Excluding Clearlink, we added 2,100 seats on a gross basis in the second quarter of 2016, with the additions for the first half of 2016 totaling 4,500. Total gross seats planned for the full year, excluding Clearlink, are now expected to be around 6,900. We plan to add another 2,000 in gross seats in the third quarter of 2016. However, we plan to rationalize 1,800 seats in 2016, 1,300 of which were rationalized in the first half of 2016. Total seat count on a net basis for the full year is expected to increase 5,100 in 2016 versus 2015, which excludes the expected full year seat count of 1,500 from Clearlink.

Direct Salaries and Related Costs

	Three Months Ended June 30,
	2016		2015
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$197,077	64.6%	$159,942	64.1%	$37,135	0.5%
EMEA	42,365	71.6%	42,201	73.1%	164	-1.5%

Consolidated	$239,442	65.7%	$202,143	65.7%	$37,299	0.0%

The increase of $37.3 million in direct salaries and related costs included a positive foreign currency impact of $3.6 million in the Americas and a negative foreign currency impact of $0.1 million in EMEA.

The increase in Americas’ direct salaries and related costs, as a percentage of revenues, was primarily attributable to higher customer-acquisition advertising costs of 2.6% in connection with Clearlink’s operations and higher recruiting costs of 0.3%, partially offset by lower compensation costs of 1.4% driven by Clearlink’s operations which has lower direct labor costs relative to our mix of business in the prior period, lower communication costs of 0.5%, lower auto tow claim costs of 0.4% and lower other costs of 0.1%.

The decrease in EMEA’s direct salaries and related costs, as a percentage of revenues, was primarily attributable to lower fulfillment materials costs of 3.0% and lower postage costs of 0.8%, partially offset by higher compensation costs of 2.3% driven by a decrease in agent productivity principally within the technology and communications verticals in the current period.

General and Administrative

	Three Months Ended June 30,
	2016		2015
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$62,098	20.3%	$48,031	19.2%	$14,067	1.1%
EMEA	12,461	21.1%	11,498	19.9%	963	1.2%
Other	19,776	-	13,122	-	6,654	-

Consolidated	$94,335	25.9%	$72,651	23.6%	$21,684	2.3%

The increase of $21.7 million in general and administrative expenses included a positive foreign currency impact of $1.0 million in the Americas and a positive foreign currency impact of $0.1 million in EMEA.

The increase in Americas’ general and administrative expenses, as a percentage of revenues, was primarily attributable to higher compensation costs of 1.1% driven by ramp up in the current period for new and existing client programs in the communications and financial services verticals, higher communications costs of 0.2% and higher other costs of 0.1%, partially offset by lower facility-related costs of 0.3%.

The increase in EMEA’s general and administrative expenses, as a percentage of revenues, was primarily attributable to higher compensation costs of 0.8%, higher consulting costs of 0.3%, higher travel costs of 0.2% and higher recruiting costs of 0.2% and higher other costs of 0.3%, partially offset by lower facility-related costs of 0.6%.

The increase of $6.7 million in Other general and administrative expenses, which includes corporate and other costs, was primarily attributable to higher compensation costs of $3.1 million, higher merger and integration costs of $2.9 million, higher software maintenance costs of $0.1 million, higher communications costs of $0.1 million and higher other costs of $0.5 million.

Depreciation and Amortization

	Three Months Ended June 30,
	2016		2015
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Depreciation, net:
Americas	$10,316	3.4%	$9,605	3.8%	$711	-0.4%
EMEA	1,162	2.0%	1,084	1.9%	78	0.1%
Other	482	-	318	-	164	-

Consolidated	$11,960	3.3%	$11,007	3.6%	$953	-0.3%

Amortization of intangibles:
Americas	$4,995	1.6%	$3,435	1.4%	$1,560	0.2%
EMEA	268	0.5%	-	0.0%	268	0.5%
Other	-	-	-	-	-	-

Consolidated	$5,263	1.4%	$3,435	1.1%	$1,828	0.3%

The increase in depreciation was primarily due to the addition of depreciable fixed assets acquired in conjunction with the April 2016 Clearlink acquisition, partially offset by certain fully depreciated fixed assets.

The increase in amortization was primarily due to the addition of intangible assets acquired in conjunction with the April 2016 Clearlink acquisition and the July 2015 Qelp acquisition, partially offset by certain fully amortized intangible assets.

Other Income (Expense)

	Three Months Ended June 30,
(in thousands)	2016	2015	$ Change
Interest income	$141	$151	$(10)

Interest (expense)	$(1,581)	$(610)	$(971)

Other income (expense):
Foreign currency transaction gains (losses)	$1,410	$(90)	$1,500
Gains (losses) on foreign currency derivative instruments not designated as hedges	(585)	67	(652)
Other miscellaneous income (expense)	242	(144)	386

Total other income (expense)	$1,067	$(167)	$1,234

Interest income remained consistent with the comparable period in 2015.

The increase in interest (expense) was primarily due to $216.0 million in borrowings used to acquire Clearlink in April 2016.

Income Taxes

	Three Months Ended June 30,
(in thousands)	2016	2015	$ Change
Income before income taxes	$13,029	$17,591	$(4,562)
Income taxes	$3,891	$4,679	$(788)

			% Change
Effective tax rate	29.9%	26.6%	3.3%

The increase in the effective tax rate in 2016 compared to 2015 is due to several factors, including fluctuations in earnings among the various jurisdictions in which we operate, none of which are individually material.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015

Revenues

	Six Months Ended June 30,
	2016		2015
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change
Americas	$567,287	82.8%	$513,855	81.4%	$53,432
EMEA	117,777	17.2%	117,247	18.6%	530
Other	84	0.0%	36	0.0%	48

Consolidated	$685,148	100.0%	$631,138	100.0%	$54,010

Consolidated revenues increased $54.0 million, or 8.6%, for the six months ended June 30, 2016 from the comparable period in 2015.

The increase in Americas’ revenues was due to Clearlink acquisition revenues of $36.4 million, new clients of $24.2 million and higher volumes from existing clients of $19.8 million, partially offset by end-of-life client programs of $17.0 million and a negative foreign currency impact of $10.0 million. Revenues from our offshore operations represented 42.9% of Americas’ revenues, compared to 44.3% for the comparable period in 2015.

The increase in EMEA’s revenues was due to new clients of $5.8 million and higher volumes from existing clients of $1.7 million, partially offset by end-of-life client programs of $5.1 million and a negative foreign currency impact of $1.9 million.

Direct Salaries and Related Costs

	Six Months Ended June 30,
	2016		2015
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$360,724	63.6%	$331,041	64.4%	$29,683	-0.8%
EMEA	84,273	71.6%	85,029	72.5%	(756)	-0.9%

Consolidated	$444,997	64.9%	$416,070	65.9%	$28,927	-1.0%

The increase of $28.9 million in direct salaries and related costs included a positive foreign currency impact of $9.2 million in the Americas and a positive foreign currency impact of $1.3 million in EMEA.

The decrease in Americas’ direct salaries and related costs, as a percentage of revenues, was primarily attributable to lower compensation costs of 1.2% driven by Clearlink’s operations which has lower direct labor costs relative to our mix of business in the prior period, lower communication costs of 0.6%, lower auto tow claim costs of 0.5% and lower other costs of 0.2%, partially offset by higher customer-acquisition advertising costs of 1.4% in connection with Clearlink’s operations and higher recruiting costs of 0.3%.

The decrease in EMEA’s direct salaries and related costs, as a percentage of revenues, was primarily attributable to lower fulfillment materials costs of 1.6%, lower postage costs of 0.6%, lower recruiting costs of 0.2% and lower other costs of 0.1%, partially offset by higher compensation costs of 1.6% driven by a decrease in agent productivity principally within the technology and communications verticals in the current period.

General and Administrative

	Six Months Ended June 30,
	2016		2015
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$114,996	20.3%	$95,553	18.6%	$19,443	1.7%
EMEA	24,345	20.7%	23,234	19.8%	1,111	0.9%
Other	35,504	-	26,591	-	8,913	-

Consolidated	$174,845	25.5%	$145,378	23.0%	$29,467	2.5%

The increase of $29.5 million in general and administrative expenses included a positive foreign currency impact of $2.5 million in the Americas and a positive foreign currency impact of $0.5 million in EMEA.

The increase in Americas’ general and administrative expenses, as a percentage of revenues, was primarily attributable to higher compensation costs of 1.1% driven by ramp up in the current period for new and existing client programs in the communications and financial services verticals and end-of-life client programs without a commensurate reduction in the associated labor costs, higher facility-related costs of 0.2%, higher consulting costs of 0.1% and higher other costs of 0.3%.

The increase in EMEA’s general and administrative expenses, as a percentage of revenues, was primarily attributable to higher compensation costs of 0.8%, higher consulting costs of 0.2% and higher other costs of 0.5%, partially offset by lower facility-related costs of 0.6%.

The increase of $8.9 million in Other general and administrative expenses, which includes corporate and other costs, was primarily attributable to higher compensation costs of $4.1 million, higher merger and integration costs of $4.0 million, higher consulting costs of $0.4 million, higher travel costs of $0.2 million and higher other costs of $0.2 million.

Depreciation and Amortization

	Six Months Ended June 30,
	2016		2015
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Depreciation, net:
Americas	$19,492	3.4%	$19,185	3.7%	$307	-0.3%
EMEA	2,326	2.0%	2,227	1.9%	99	0.1%
Other	926	-	654	-	272	-

Consolidated	$22,744	3.3%	$22,066	3.5%	$678	-0.2%

Amortization of intangibles:
Americas	$8,363	1.5%	$6,866	1.3%	$1,497	0.2%
EMEA	527	0.4%	-	0.0%	527	0.4%
Other	-	-	-	-	-	-

Consolidated	$8,890	1.3%	$6,866	1.1%	$2,024	0.2%

The increase in depreciation was primarily due to the addition of depreciable fixed assets acquired in conjunction with the April 2016 Clearlink acquisition, partially offset by certain fully depreciated fixed assets.

The increase in amortization was primarily due to the addition of intangible assets acquired in conjunction with the April 2016 Clearlink acquisition and the July 2015 Qelp acquisition, partially offset by certain fully amortized intangible assets.

Other Income (Expense)

	Six Months Ended June 30,
(in thousands)	2016	2015	$ Change
Interest income	$294	$317	$(23)

Interest (expense)	$(2,389)	$(1,049)	$(1,340)

Other income (expense):
Foreign currency transaction gains (losses)	$2,756	$(1,025)	$3,781
Gains (losses) on foreign currency derivative instruments not designated as hedges	(1,324)	(97)	(1,227)
Other miscellaneous income (expense)	188	126	62

Total other income (expense)	$1,620	$(996)	$2,616

Interest income remained consistent with the comparable period in 2015.

The increase in interest (expense) was primarily due to $216.0 million in borrowings used to acquire Clearlink in April 2016.

Income Taxes

	Six Months Ended June 30,
(in thousands)	2016	2015	$ Change
Income before income taxes	$33,197	$39,030	$(5,833)
Income taxes	$10,105	$10,479	$(374)

			% Change
Effective tax rate	30.4%	26.8%	3.6%

The increase in the effective tax rate in 2016 compared to 2015 is due to several factors, including fluctuations in earnings among the various jurisdictions in which we operate, none of which are individually material.

Client Concentration

Our top ten clients accounted for approximately 49.8% and 49.0% of our consolidated revenues in the three months ended June 30, 2016 and 2015, respectively, and approximately 49.1% and 49.2% of our consolidated revenues in the six months ended June 30, 2016 and 2015, respectively.

Total revenues by segment from AT&T Corporation (“AT&T”), a major provider of communication services for which we provide various customer support services over several distinct lines of AT&T businesses, were as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$59,710	19.6%	$53,422	21.4%	$110,854	19.5%	$113,445	22.1%
EMEA	-	0.0%	813	1.4%	-	0.0%	1,563	1.3%

	$59,710	16.4%	$54,235	17.6%	$110,854	16.2%	$115,008	18.2%

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

Total revenues by segment from our next largest client, which was in the financial services vertical in each of the periods, were as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$24,495	8.0%	$14,423	5.8%	$44,549	7.9%	$29,218	5.7%
EMEA	-	0.0%	-	0.0%	-	0.0%	-	0.0%

	$24,495	6.7%	$14,423	4.7%	$44,549	6.5%	$29,218	4.6%

Other than AT&T, total revenues by segment of our clients that each individually represents 10% or greater of that segment’s revenues in each of the periods were as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$-	0.0%	$-	0.0%	$-	0.0%	$-	0.0%
EMEA	17,445	29.5%	16,567	28.7%	46,186	39.2%	34,005	29.0%

	$17,445	4.8%	$16,567	5.4%	$46,186	6.7%	$34,005	5.4%

Business Outlook

For the three months ended September 30, 2016, we anticipate the following financial results:

●	Revenues in the range of $385.0 million to $393.0 million;
●	Effective tax rate of approximately 27.0%;
●	Fully diluted share count of approximately 42.2 million;
●	Diluted earnings per share in the range of $0.37 to $0.41; and
●	Capital expenditures in the range of $25.0 million to $30.0 million

For the twelve months ended December 31, 2016, we anticipate the following financial results:

●	Revenues in the range of $1,467.0 million to $1,480.0 million;
●	Effective tax rate of approximately 29.0%;
●	Fully diluted share count of approximately 42.3 million;
●	Diluted earnings per share in the range of $1.39 to $1.45; and
●	Capital expenditures in the range of $75.0 million to $80.0 million

Our third quarter and full-year 2016 business outlook, as outlined above, reflects the revenue and earnings contributions associated with the Clearlink acquisition, which closed April 1, 2016.

We are adjusting our revenue and diluted earnings per share outlook in our customer contact management business down. Although demand levels remain healthy across the financial services and communications verticals, which continue to be significant drivers of growth in 2016, the speedy pace of a planned ramp, coupled with client-driven program migration to a large new site and program changes within a site in the US have created some unforeseen short-term operational drag among a few clients. The impact to full-year revenues relative to our May 2016 outlook is expected to be approximately $12.0 million and $0.18 per diluted share, $0.02 of which is related to incremental seat capacity growth due to still-healthy demand.

Our revenues and earnings per share assumptions for the third quarter and full-year 2016 are based on foreign exchange rates as of July 2016. Therefore, the continued volatility in foreign exchange rates between the U.S. Dollar and the functional currencies of the markets we serve could have a further impact, positive or negative, on revenues and earnings per share relative to the business outlook for the third quarter and full-year, as discussed above.

We anticipate total other interest income (expense), net of approximately $(1.7) million for the third quarter and $(4.0) million for the full year 2016. These amounts include the accretion on the Qelp and Clearlink contingent consideration, which is expected to be a total of $(0.3) million in the third quarter of 2016 and approximately $(1.1) million for the year. The amounts, however, exclude the potential impact of any future foreign exchange gains or losses in other income (expense).

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

On August 18, 2011, the Board authorized us to purchase up to 5.0 million shares of our outstanding common stock (the “2011 Share Repurchase Program”). On March 16, 2016, the Board authorized an increase of 5.0 million shares to the 2011 Share Repurchase Program, for a total of 10.0 million. A total of 4.9 million shares have been repurchased under the 2011 Share Repurchase Program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price, management discretion and general market conditions. The 2011 Share Repurchase Program has no expiration date.

During the six months ended June 30, 2016, cash increased $64.6 million from operating activities, $216.0 from proceeds from the issuance of long-term debt, $10.3 million from the settlement of the net investment hedge, $2.1 million from excess tax benefits from stock-based compensation and $0.2 million from other increases. The increase in cash was offset by $205.3 million paid for the Clearlink acquisition (net of cash acquired), $34.4 million used for capital expenditures, $14.0 million to repay long-term debt, $4.9 million to repurchase common stock for minimum tax withholding on equity awards and a $0.2 million investment in restricted cash, resulting in a $37.9 million increase in available cash (including the favorable effects of foreign currency exchange rates on cash and cash equivalents of $3.5 million).

Net cash flows provided by operating activities for the six months ended June 30, 2016 were $64.6 million, compared to $57.1 million for the comparable period in 2015. The $7.5 million increase in net cash flows from operating activities was due to a net increase of $15.5 million in cash flows from assets and liabilities, partially offset by a $5.4 million decrease in net income and a $2.6 million decrease in non-cash reconciling items such as depreciation, amortization, unrealized foreign currency transaction (gains) losses and deferred income taxes. The $15.5 million increase in 2016 from 2015 in cash flows from assets and liabilities was principally a result of a $15.3 million increase in other liabilities, a $6.0 million increase in deferred revenue, a $4.6 million decrease in other assets and a $4.2 million increase in taxes payable, partially offset by a $14.6 million increase in accounts receivable. The $15.3 million increase in the change in other liabilities was primarily due to $12.5 million related to the timing of accrued employee compensation and benefits in the six months ended June 30, 2016 over the comparable period in 2015. The $14.6 million increase in the change in accounts receivable was primarily due to the timing of billings and collections in the six months ended June 30, 2016 over the comparable period in 2015.

Capital expenditures, which are generally funded by cash generated from operating activities, available cash balances and borrowings available under our credit facilities, were $34.4 million for the six months ended June 30, 2016, compared to $19.5 million for the comparable period in 2015, an increase of $14.9 million. In 2016, we anticipate capital expenditures in the range of $75.0 million to $80.0 million, primarily for new seat additions, Enterprise Resource Planning upgrades, facility upgrades, maintenance and systems infrastructure.

On May 12, 2015, we entered into a $440 million revolving credit facility (the “2015 Credit Agreement”) with a group of lenders and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent, Swing Line Lender and Issuing Lender (“KeyBank”). The 2015 Credit Agreement is subject to certain borrowing limitations and includes certain customary financial and restrictive covenants. At June 30, 2016, we were in compliance with all loan requirements of the 2015 Credit Agreement and had $272.0 million of outstanding borrowings under this facility. On April 1, 2016, we borrowed $216.0 million under our 2015 Credit Agreement in connection with the acquisition of Clearlink. See Note 2, Acquisitions, of “Notes to Condensed Consolidated Financial Statements” for further information.

Our credit agreements had an average daily utilization of $278.8 million and $70.2 million during the three months ended June 30, 2016 and 2015, respectively, and $174.4 million and $72.2 million during the six months ended June 30, 2016 and 2015, respectively. During the three months ended June 30, 2016 and 2015, the related interest expense, including the commitment fee and excluding the amortization of deferred loan fees, was $1.1 million and $0.3 million, respectively, which represented weighted average interest rates of 1.6% and 1.8%, respectively. During the six months ended June 30, 2016 and 2015, the related interest expense, including the commitment fee and excluding the amortization of deferred loan fees, was $1.5 million and $0.6 million, respectively, which represented weighted average interest rates of 1.9% and 1.8%, respectively.

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

Borrowings under the 2015 Credit Agreement bear interest at the rates set forth in the 2015 Credit Agreement. In addition, we are required to pay certain customary fees, including a commitment fee determined quarterly based on our leverage ratio and due quarterly in arrears as calculated on the average unused amount of the 2015 Credit Agreement. The commitment fee was 0.125% for the three and six months ended June 30, 2016 and 2015.

The 2015 Credit Agreement is guaranteed by all of our existing and future direct and indirect material U.S. subsidiaries and secured by a pledge of 100% of the non-voting and 65% of the voting capital stock of all of our direct foreign subsidiaries and those of the guarantors.

We are currently under audit in several tax jurisdictions. We received assessments for the Canadian 2003-2009 audit. Requests for Competent Authority Assistance were filed with both the Canadian Revenue Agency and the U.S. Internal Revenue Service and we paid mandatory security deposits to Canada as part of this process. The total amount of deposits, net of the effects of foreign exchange rate adjustments, are $14.3 million and $13.4 million as of June 30, 2016 and December 31, 2015, respectively, and are included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets. Although the outcome of examinations by taxing authorities is always uncertain, we believe we are adequately reserved for these audits and resolution is not expected to have a material impact on our financial condition and results of operations.

As part of the April 2016 Clearlink acquisition, we assumed contingent consideration liabilities related to four separate acquisitions made by Clearlink in 2015 and 2016, prior to the Merger. The fair value of the contingent consideration related to these previous acquisitions was $2.8 million as of April 1, 2016 and was based on achieving targets primarily tied to revenues for varying periods of time during 2016 and 2017. The estimated future value of the contingent consideration is $3.0 million and is expected to be paid on varying dates through July 2017.

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

As of June 30, 2016, we had $273.2 million in cash and cash equivalents, of which approximately 89.2%, or $243.8 million, was held in international operations and is deemed to be indefinitely reinvested offshore. These funds may be subject to additional taxes if repatriated to the United States, including withholding tax applied by the country of origin and an incremental U.S. income tax, net of allowable foreign tax credits. There are circumstances where we may be unable to repatriate some of the cash and cash equivalents held by our international operations due to country restrictions. We do not intend nor currently foresee a need to repatriate these funds. We expect our current domestic cash levels and cash flows from operations to be adequate to meet our domestic anticipated working capital needs, including investment activities such as capital expenditures and debt repayment for the next twelve months and the foreseeable future. However, from time to time, we may borrow funds under our 2015 Credit Agreement as a result of the timing of our working capital needs, including capital expenditures. Additionally, we expect our current foreign cash levels and cash flows from foreign operations to be adequate to meet our foreign anticipated working capital needs, including investment activities such as capital expenditures for the next twelve months and the foreseeable future.

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

Off-Balance Sheet Arrangements and Other

As of June 30, 2016, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Contractual Obligations

The following table summarizes the material changes to our contractual obligations as of June 30, 2016, including the amounts that were assumed upon the acquisition of Clearlink in April 2016 and the related debt incurred in connection with the acquisition, and the effect these obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years	Other
Operating leases (1)	$75,288	$3,635	$18,435	$18,303	$34,915	$-
Purchase obligations (2)	7,914	5,513	2,401	-	-	-
Accounts payable (3)	870	870	-	-	-	-
Accrued employee compensation and benefits (3)	2,277	2,277	-	-	-	-
Other accrued expenses and current liabilities (4)	7,051	7,051	-	-	-	-
Long-term debt (5)	202,000	-	-	202,000	-	-
Other long-term liabilities (4)	1,274	-	1,274	-	-	-

	$296,674	$19,346	$22,110	$220,303	$34,915	$-

(1)	Amounts represent the change in expected cash payments under our operating leases. See Note 14, Commitments and Loss Contingency, to the accompanying Condensed Consolidated Financial Statements.
(2)

Amounts represent the change in expected cash payments under our purchase obligations, which include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty. See Note 14, Commitments and Loss Contingency, to the accompaying Condensed Consolidated Financial Statements.

(3)

Amounts represent Clearlink’s accounts payable and accrued employee compensation and benefits for amounts due vendors and employees payable within one year. See Note 2, Acquisitions, to the accompaying Condensed Consolidated Financial Statements.

(4)

Amounts represent Clearlink’s other accrued expenses and current liabilities, and other long-term liabilities for contingent consideration, customer deposits and other liabilities, and excluding non-cash liabilities. See Note 2, Acquisitions, to the accompaying Condensed Consolidated Financial Statements.

(5)	Amounts represent the change in outstanding borrowings. See Note 2, Acquisitions, and Note 10, Borrowings, to the accompanying Condensed Consolidated Financial Statements.

Except for the contractual obligations mentioned above, there have not been any material changes to the outstanding contractual obligations from the disclosure in our Annual Report on Form 10-K as of and for the year ended December 31, 2015 filed on February 29, 2016.

Critical Accounting Estimates

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report and Form 10-K for the year ended December 31, 2015 filed on February 29, 2016 for a discussion of our critical accounting estimates.

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

In order to hedge a portion of our anticipated cash flow requirements denominated in PHP, CRC, HUF and RON, we had outstanding forward contracts and options as of June 30, 2016 with counterparties through September 2017 with notional amounts totaling $90.6 million. As of June 30, 2016, we had net total derivative assets associated with these contracts with a fair value of $0.5 million, which will settle within the next 15 months. If the USD was to weaken against the PHP and CRC and the EUR was to weaken against the HUF and RON by 10% from current period-end levels, we would incur a loss of approximately $7.4 million on the underlying exposures of the derivative instruments. However, this loss would be mitigated by corresponding gains on the underlying exposures.

We had forward exchange contracts with notional amounts totaling $76.9 million to hedge net investments in our foreign operations. The purpose of these derivative instruments is to protect against the risk that the net assets of certain foreign subsidiaries will be adversely affected by changes in exchange rates and economic exposures related to our foreign currency-based investments in these subsidiaries. As of June 30, 2016, the fair value of these derivatives was a net liability of $0.9 million. The potential loss in fair value at June 30, 2016, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $7.7 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.

We had forward exchange contracts with notional amounts totaling $58.7 million that are not designated as hedges.

The purpose of these derivative instruments is to protect against FX volatility pertaining to intercompany receivables and payables, and other assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies. As of June 30, 2016, the fair value of these derivatives was a net liability of $0.4 million. The potential loss in fair value at June 30, 2016, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $2.0 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.

We had embedded derivative contracts with notional amounts totaling $11.6 million that are not designated as hedges. As of June 30, 2016, the fair value of these derivatives was a net asset of less than $0.1 million. The potential loss in fair value at June 30, 2016, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $1.8 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.

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

Interest Rate Risk

Our exposure to interest rate risk results from variable debt outstanding under our revolving credit facility. We pay interest on outstanding borrowings at interest rates that fluctuate based upon changes in various base rates. As of June 30, 2016, we had $272.0 million in borrowings outstanding under the revolving credit facility. Based on our level of variable rate debt outstanding during the three and six months ended June 30, 2016, a 1.0% increase in the weighted average interest rate, which generally equals the LIBOR rate plus an applicable margin, would have had an impact of $0.7 million and $0.9 million, respectively, on our results of operations.

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

Item 4.  Controls and Procedures

As of June 30, 2016, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of June 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except for the change discussed under “Changes in Internal Control over Financial Reporting” below.

Changes in Internal Control over Financial Reporting

On April 1, 2016, we acquired Clearlink. We are currently integrating policies, processes, people, technology and operations for the combined companies. Management will continue to evaluate our internal control over financial reporting as we execute our integration activities.

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

Item 1A.  Risk Factors

For risk factors, see Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 29, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary of stock repurchases for the three months ended June 30, 2016 (in thousands, except average price per share). See Note 13, Earnings Per Share, of “Notes to Condensed Consolidated Financial Statements” for information regarding our stock repurchase program.

			Total Number of	Maximum Number
	Total	Average	Shares Purchased	of Shares That May
	Number of	Price	as Part of Publicly	Yet Be Purchased
	Shares	Paid Per	Announced Plans	Under Plans or
Period	Purchased (1)	Share	or Programs	Programs (1)

April 1, 2016 - April 30, 2016	-	$ -	-	5,138
May 1, 2016 - May 31, 2016	-	$ -	-	5,138
June 1, 2016 - June 30, 2016	-	$ -	-	5,138

Total	-		-	5,138

    (1)         The total number of shares approved for repurchase under the 2011 Share Repurchase Plan dated August 18, 2011, as amended on March 16, 2016, is 10.0 million. The 2011 Share Repurchase Plan has no expiration date.

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

SYKES ENTERPRISES, INCORPORATED
(Registrant)

Date: August 2, 2016	By: /s/ John Chapman
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