Form 10-Q
period 2016-09-30
SYKES ENTERPRISES INC
filed 2016-11-01
CIK 1010612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

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

Yes  ☐                     No  ☒

As of October 19, 2016, there were 42,894,518 outstanding shares of common stock.

Sykes Enterprises, Incorporated and Subsidiaries

Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	September 30, 2016	December 31, 2015

Assets
Current assets:
Cash and cash equivalents	$283,323	$235,358
Receivables, net	313,680	277,096
Prepaid expenses	19,730	17,321
Other current assets	13,776	33,262

Total current assets	630,509	563,037
Property and equipment, net	148,974	111,962
Goodwill, net	267,224	195,733
Intangibles, net	158,674	50,896
Deferred charges and other assets	43,453	26,144

	$1,248,834	$947,772

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$28,704	$23,255
Accrued employee compensation and benefits	96,312	77,246
Current deferred income tax liabilities	-	1,120
Income taxes payable	3,881	1,959
Deferred revenue	38,773	28,119
Other accrued expenses and current liabilities	40,775	21,476

Total current liabilities	208,445	153,175
Deferred grants	3,899	4,810
Long-term debt	272,000	70,000
Long-term income tax liabilities	19,643	18,512
Other long-term liabilities	18,753	22,595

Total liabilities	522,740	269,092

Commitments and loss contingency (Note 15)

Shareholders’ equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value per share, 200,000 shares authorized; 42,895 and 42,785 shares issued, respectively	429	428
Additional paid-in capital	278,381	275,380
Retained earnings	500,583	458,325
Accumulated other comprehensive income (loss)	(51,478)	(53,662)
Treasury stock at cost: 112 and 113 shares, respectively	(1,821)	(1,791)

Total shareholders’ equity	726,094	678,680

	$1,248,834	$947,772

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2016	2015	2016	2015

Revenues	$385,743	$317,924	$1,070,891	$949,062

Operating expenses:
Direct salaries and related costs	249,859	206,139	694,856	622,209
General and administrative	87,955	72,702	262,800	218,080
Depreciation, net	13,004	10,938	35,748	33,004
Amortization of intangibles	5,254	3,638	14,144	10,504

Total operating expenses	356,072	293,417	1,007,548	883,797

Income from operations	29,671	24,507	63,343	65,265

Other income (expense):
Interest income	135	162	429	479
Interest (expense)	(1,578)	(478)	(3,967)	(1,527)
Other income (expense)	981	(871)	2,601	(1,867)

Total other income (expense)	(462)	(1,187)	(937)	(2,915)

Income before income taxes	29,209	23,320	62,406	62,350
Income taxes	7,939	3,310	18,044	13,789

Net income	$21,270	$20,010	$44,362	$48,561

Net income per common share:
Basic	$0.51	$0.48	$1.06	$1.16

Diluted	$0.50	$0.48	$1.05	$1.15

Weighted average common shares outstanding:
Basic	41,938	41,783	41,873	41,992
Diluted	42,224	42,084	42,233	42,337

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Net income	$21,270	$20,010	$44,362	$48,561

Other comprehensive income (loss), net of taxes:
Foreign currency translation gain (loss), net of taxes	(163)	(8,747)	4,137	(28,813)
Unrealized gain (loss) on net investment hedges, net of taxes	(607)	115	(1,040)	2,883
Unrealized actuarial gain (loss) related to pension liability, net of taxes	(33)	(45)	(59)	(73)
Unrealized gain (loss) on cash flow hedging instruments, net of taxes	(1,322)	(1,572)	(888)	(504)
Unrealized gain (loss) on postretirement obligation, net of taxes	61	(16)	34	28

Other comprehensive income (loss), net of taxes	(2,064)	(10,265)	2,184	(26,479)

Comprehensive income (loss)	$19,206	$9,745	$46,546	$22,082

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

Nine Months Ended September 30, 2016

(Unaudited)

					Accumulated
	Common Stock				Other
	Shares		Additional	Retained	Comprehensive	Treasury
(in thousands)	Issued	Amount	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

Balance at December 31, 2015	42,785	$428	$275,380	$458,325	$(53,662)	$(1,791)	$678,680
Stock-based compensation expense	-	-	7,836	-	-	-	7,836
Excess tax benefit (deficiency) from stock-based compensation	-	-	2,065	-	-	-	2,065
Issuance of common stock under equity award plans, net of shares withheld for employee taxes	256	2	(4,724)	-	-	(194)	(4,916)
Repurchase of common stock	-	-	-	-	-	(4,117)	(4,117)
Retirement of treasury stock	(146)	(1)	(2,176)	(2,104)	-	4,281	-
Comprehensive income (loss)	-	-	-	44,362	2,184	-	46,546

Balance at September 30, 2016	42,895	$429	$278,381	$500,583	$(51,478)	$(1,821)	$726,094

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2016	2015
Cash flows from operating activities:
Net income	$44,362	$48,561
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	36,208	33,593
Amortization of intangibles	14,144	10,504
Amortization of deferred grants	(659)	(700)
Unrealized foreign currency transaction (gains) losses, net	(2,359)	670
Stock-based compensation expense	7,836	5,884
Excess tax (benefit) from stock-based compensation	(2,065)	(209)
Deferred income tax provision (benefit)	(2,697)	292
Unrealized (gains) losses on financial instruments, net	547	(813)
Amortization of deferred loan fees	201	336
Net (gain) on insurance settlement	-	(919)
Proceeds from business interruption insurance settlement	-	156
Imputed interest expense and fair value adjustments to contingent consideration	(2,082)	-
Other	(50)	75

Changes in assets and liabilities, net of acquisition:
Receivables	(21,717)	766
Prepaid expenses	(1,049)	(907)
Other current assets	(2,562)	(4,972)
Deferred charges and other assets	(919)	1,754
Accounts payable	(391)	(982)
Income taxes receivable / payable	5,356	(1,638)
Accrued employee compensation and benefits	17,538	5,102
Other accrued expenses and current liabilities	7,304	1,342
Deferred revenue	5,231	(670)
Other long-term liabilities	1,127	(2,312)

Net cash provided by operating activities	103,304	94,913

Cash flows from investing activities:
Capital expenditures	(59,348)	(36,316)
Cash paid for business acquisition, net of cash acquired	(205,324)	(9,370)
Proceeds from sale of property and equipment	51	117
Investment in restricted cash	(237)	(38)
Release of restricted cash	143	-
Proceeds from property and equipment insurance settlement	-	1,490
Net investment hedge settlement	10,339	-
Purchase of intangible assets	(10)	-

Net cash (used for) investing activities	(254,386)	(44,117)

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Continued)

	Nine Months Ended September 30,
(in thousands)	2016	2015
Cash flows from financing activities:
Payments of long-term debt	(14,000)	(10,000)
Proceeds from issuance of long-term debt	216,000	5,000
Excess tax benefit from stock-based compensation	2,065	209
Cash paid for repurchase of common stock	(4,117)	(20,715)
Proceeds from grants	151	554
Payments of short-term debt	-	(323)
Shares repurchased for minimum tax withholding on equity awards	(4,916)	(2,920)
Cash paid for loan fees related to long-term debt	-	(962)

Net cash provided by (used for) financing activities	195,183	(29,157)

Effects of exchange rates on cash and cash equivalents	3,864	(10,088)

Net increase (decrease) in cash and cash equivalents	47,965	11,551

Cash and cash equivalents – beginning	235,358	215,137

Cash and cash equivalents – ending	$283,323	$226,688

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$2,680	$1,097
Cash paid during period for income taxes	$14,050	$20,760

Non-cash transactions:
Property and equipment additions in accounts payable	$7,070	$5,140
Unrealized gain (loss) on postretirement obligation in accumulated other comprehensive income (loss)	$34	$28
Shares repurchased for minimum tax withholding on common stock and restricted stock under equity awards included in current liabilities	$-	$95

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2016 and 2015

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

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2016. For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as filed with the Securities and Exchange Commission (“SEC”) on February 29, 2016.

Principles of Consolidation — The condensed consolidated financial statements include the accounts of SYKES and its wholly-owned subsidiaries and controlled majority-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

Customer-Acquisition Advertising Costs — The Company utilizes direct-response advertising the primary purpose of which is to elicit purchases from its clients’ customers. These costs are capitalized when they are expected to result in probable future benefits and are amortized over the period during which future benefits are expected to be received, which is generally less than one month. All other advertising costs are expensed as incurred. As of September 30, 2016, the Company had less than $0.1 million of capitalized direct-response advertising costs included in “Prepaid expenses” in the accompanying Condensed Consolidated Balance Sheet (none in 2015). Total advertising costs included in “Direct salaries and related costs” in the accompanying Condensed Consolidated Income Statements for the three and nine months ended September 30, 2016 were $9.8 million and $17.8 million, respectively (none in 2015).

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

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). These amendments modify how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. A practicality exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value under Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements”, and as such, these investments may be measured at cost. These amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect the adoption of ASU 2016-01 to materially impact its financial condition, results of operations and cash flows.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). These amendments require the recognition of lease assets and lease liabilities on the balance sheet by lessees for those leases currently classified as operating leases under ASC 840, “Leases”. These amendments also require qualitative disclosures along with specific quantitative disclosures. These amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Entities are required to apply the amendments at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently evaluating the impact that the adoption of ASU 2016-02 will have on its financial condition, results of operations and cash flows.

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

In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). These amendments clarify the presentation of cash receipts and payments in eight specific situations. These amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. These amendments will be applied using a retrospective transition method to each period presented. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016-15 to materially impact its financial condition, results of operations and cash flows.

New Accounting Standards Recently Adopted

In June 2014, the FASB issued ASU 2014-12, “Compensation – Stock Compensation (Topic 718) Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period” (“ASU 2014-12”). The amendments in ASU 2014-12 require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in ASC 718, “Compensation — Stock Compensation” (“ASC 718”), as it relates to awards with performance conditions that affect vesting to account for such awards. These amendments, adopted prospectively, were effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. The adoption of ASU 2014-12 on January 1, 2016 did not have a material impact on the financial condition, results of operations and cash flows of the Company.

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

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740) Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). These amendments require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The existing requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by these amendments. These amendments, adopted prospectively, were effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. The adoption of ASU 2015-17 on January 1, 2016 resulted in the reclassification of $12.0 million of current deferred tax assets included in “Other current assets” and $1.1 million of current deferred tax liabilities included in “Current deferred income tax liabilities” to noncurrent deferred income tax assets and liabilities. All future deferred tax assets and liabilities will be classified as noncurrent. No prior periods were adjusted.

Note 2. Acquisitions

Clearlink

On April 1, 2016, the Company acquired 100% of the outstanding membership units of Clearlink through a merger of Clearlink with and into a subsidiary of the Company (the “Merger”). Clearlink, with its operations located in the United States, is an inbound demand generation and sales conversion platform serving numerous Fortune 500 business-to-consumer and business-to-business clients across various industries and subsectors, including telecommunications, satellite television, home security and insurance. The results of Clearlink’s operations have been included in the Company’s consolidated financial statements since April 1, 2016 (the “Clearlink acquisition date”). The strategic acquisition of Clearlink expands the Company’s suite of service offerings while creating differentiation in the marketplace, broadening its addressable market opportunity and extending executive level reach within the Company’s existing clients’ organization. This resulted in the Company paying a substantial premium for Clearlink resulting in the recognition of goodwill. Pursuant to Federal income tax laws, intangible assets and goodwill from the Clearlink acquisition are deductible over a 15 year amortization period.

The Clearlink purchase price totaled $207.9 million, consisting of the following:

Total
Cash (1)	$209,186
Working capital adjustment	(1,278)

$207,908

(1) Funded through borrowings under the Company’s credit agreement. See Note 11, Borrowings, for more information.

Approximately $2.6 million of the purchase price was placed in an escrow account as security for the indemnification obligations of Clearlink’s members under the merger agreement.

The Company accounted for the Clearlink acquisition in accordance with ASC 805, “Business Combinations” (“ASC 805”), whereby the purchase price paid was allocated to the tangible and identifiable intangibles acquired and liabilities assumed from Clearlink based on their estimated fair values as of the closing date. Certain amounts are provisional and are subject to change, including the tax analysis of the assets acquired and liabilities assumed, intangibles and goodwill. The Company expects to complete its analysis of the purchase price allocation during the fourth quarter of 2016 and the resulting adjustments will be recorded in accordance with ASU 2015-16, “Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments.”

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

The amount of Clearlink’s revenues and net income since the April 1, 2016 acquisition date, included in the Company’s Condensed Consolidated Statements of Operations for the periods indicated below, were as follows (in thousands):

	For the Three Months Ended September 30, 2016	From April 1, 2016 Through September 30, 2016
Revenues	$45,494	$81,856

Net income	$3,942	$4,733

The following table presents the unaudited pro forma combined revenues and net earnings as if Clearlink had been included in the consolidated results of the Company for the entire three and nine month periods ended September 30, 2016 and 2015. The pro forma financial information is not indicative of the results of operations that would have been achieved if the acquisition and related borrowings had taken place on January 1, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$385,743	$352,280	$1,104,720	$1,042,353

Net income	$21,277	$21,655	$47,172	$51,105

Net income per common share:

Basic	$0.51	$0.52	$1.13	$1.22

Diluted	$0.50	$0.51	$1.12	$1.21

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

Acquisition-related costs associated with Clearlink in the accompanying Condensed Consolidated Statement of Operations were as follows (none in 2015) (in thousands):

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Severance costs: (1)
Americas	$162	$162

Transaction and integration costs: (1)
Americas	—	29
Other	39	4,415

	39	4,444

Total merger and integration costs	$201	$4,606

(1) Included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations.

Qelp

On July 2, 2015, the Company’s wholly-owned subsidiaries, Sykes Enterprises Incorporated B.V. and Sykes Enterprises Incorporated Holdings B.V., both Netherlands companies, entered into a definitive Share Sale and Purchase Agreement (the “Qelp Purchase Agreement”) with MobileTimes B.V., Yarra B.V., From The Mountain Consultancy B.V. and Sticting Administratiekantoor Qelp (the “Sellers”), all of which are Netherlands companies, to acquire all of the outstanding shares of Qelp B.V. and its wholly owned subsidiary (together, known as “Qelp”.) The strategic acquisition of Qelp (the “Qelp acquisition”) was to further broaden and strengthen the Company’s service portfolio around digital self-service customer support and extend its reach into adjacent, but complementary, markets. Pursuant to Federal income tax regulations, no amount of intangibles or goodwill from this acquisition will be deductible for tax purposes. The results of Qelp’s operations have been included in the Company’s consolidated financial statements since its acquisition on July 2, 2015 (the “Qelp acquisition date”).

The consideration consisted of an initial purchase price and a contingent purchase price. The initial purchase price of $9.8 million, including certain post-closing adjustments relating to Qelp’s working capital, was funded through cash on hand upon the closing of the transaction on July 2, 2015. The initial contingent purchase price to be paid over a three year period was based on achieving targets tied to revenues and earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for the years ended December 31, 2016, 2017 and 2018, not to exceed EUR 10.0 million.

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

On September 26, 2016, the Company entered into an addendum to the Qelp Purchase Agreement with the Sellers to settle the outstanding contingent consideration for EUR 4.0 million ($4.5 million as of September 30, 2016) to be paid on June 30, 2017.

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

Acquisition-related costs associated with Qelp in the accompanying Condensed Consolidated Statement of Operations were as follows (none in 2016) (in thousands):

	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Transaction and integration costs: (1)

Other	$77	$455

(1) Included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations.

Note 3. Costs Associated with Exit or Disposal Activities

In connection with the Company’s initiatives to streamline excess capacity in The Philippines and various locations in the U.S. (the “Exit Plans”), the Company has paid $8.0 million in cash through September 30, 2016.

The cumulative costs expected and incurred as a result of the Exit Plans were as follows as of September 30, 2016 (in thousands):

	Americas Fourth Quarter 2011 Exit Plan	Americas Third Quarter 2010 Exit Plan	Total
Lease obligations and facility exit costs	$1,365	$6,729	$8,094
Non-cash impairment charges	480	3,847	4,327

Total	$1,845	$10,576	$12,421

The following table summarizes the accrued liability associated with the Exit Plans’ exit or disposal activities and related charges for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Beginning accrual	$319	$1,150	$733	$1,558
Lease obligations and facility exit costs	-	-	-	-
Cash payments (1)	(211)	(209)	(625)	(617)

Ending accrual	$108	$941	$108	$941

(1)  Related to lease obligations and facility exit costs.

Restructuring Liability Classification

The following table summarizes the Company’s short-term and long-term accrued liabilities associated with its exit and disposal activities, by plan, as of September 30, 2016 and December 31, 2015 (in thousands):

	Americas Fourth Quarter 2011 Exit Plan	Americas Third Quarter 2010 Exit Plan	Total
September 30, 2016
Short-term accrued restructuring liability (1)	$31	$77	$108
Long-term accrued restructuring liability (2)	-	-	-

Ending accrual at September 30, 2016	$31	$77	$108

December 31, 2015
Short-term accrued restructuring liability (1)	$144	$487	$631
Long-term accrued restructuring liability (2)	22	80	102

Ending accrual at December 31, 2015	$166	$567	$733

(1)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheets.
(2)	Included in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets.

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

Contingent Consideration — The Company uses significant unobservable inputs to determine the fair value of contingent consideration, which is classified in Level 3 of the fair value hierarchy. The contingent consideration recorded related to the Qelp acquisition and liabilities assumed as part of the Clearlink acquisition was recognized at fair value using a discounted cash flow methodology and a discount rate of approximately 14.0% and 10.0%, respectively, at the acquisition date. The discount rates vary dependent on the specific risks of each acquisition including the country of operation, the nature of services and complexity of the acquired business, and other similar factors, all of which are significant inputs not observable in the market. Significant increases or decreases in any of the inputs in isolation would result in a significantly higher or lower fair value measurement.

In connection with the addendum to the Qelp Purchase Agreement with the Sellers dated September 26, 2016, the Company agreed to settle the outstanding contingent consideration for EUR 4.0 million ($4.5 million as of September 30, 2016) to be paid on June 30, 2017.

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the requirements of ASC 820 consist of the following (in thousands):

			Fair Value Measurements at September 30, 2016 Using:
		Balance at	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		September 30, 2016	Level (1)	Level (2)	Level (3)
Assets:
Foreign currency forward and option contracts	(1)	$492	$-	$492	$-
Embedded derivatives	(1)	207	-	-	207
Equity investments held in rabbi trust for the Deferred Compensation Plan	(2)	7,161	7,161	-	-
Debt investments held in rabbi trust for the Deferred Compensation Plan	(2)	1,959	1,959	-	-
Guaranteed investment certificates	(3)	95	-	95	-

		$9,914	$9,120	$587	$207

Liabilities:
Long-term debt	(4)	$272,000	$-	$272,000	$-
Foreign currency forward and option contracts	(1)	3,713	-	3,713	-
Embedded derivatives	(1)	31	-	-	31
Contingent consideration included in “Other accrued expenses and current liabilities”	(5)	6,272	-	-	6,272
Contingent consideration included in “Other long-term liabilities”	(5)	920	-	-	920

		$282,936	$-	$275,713	$7,223

			Fair Value Measurements at December 31, 2015 Using:
		Balance at	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		December 31, 2015	Level (1)	Level (2)	Level (3)
Assets:
Foreign currency forward and option contracts	(1)	$10,962	$-	$10,962	$-
Equity investments held in rabbi trust for the Deferred Compensation Plan	(2)	6,229	6,229	-	-
Debt investments held in rabbi trust for the Deferred Compensation Plan	(2)	1,622	1,622	-	-
Guaranteed investment certificates	(3)	86	-	86	-

		$18,899	$7,851	$11,048	$-

Liabilities:
Long-term debt	(4)	$70,000	$-	$70,000	$-
Foreign currency forward and option contracts	(1)	835	-	835	-
Contingent consideration included in “Other long-term liabilities”	(5)	6,280	-	-	6,280

		$77,115	$-	$70,835	$6,280

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

(5) In the accompanying Condensed Consolidated Balance Sheets.

Reconciliations of Fair Value Measurements Categorized within Level 3 of the Fair Value Hierarchy

Embedded Derivatives in Lease Agreements

A rollforward of the net asset (liability) activity in the Company’s fair value of the embedded derivatives is as follows (in thousands) (none in 2015):

Fair Value
Balance at January 1, 2016	$-
Gain (loss) recognized in “Other income (expense)” (1)	176
Effect of foreign currency	-

Balance at September 30, 2016	$176

Unrealized gain (loss) for the three months ended September 30, 2016	$128

Unrealized gain (loss) for the nine months ended September 30, 2016	$171

(1) Includes realized and unrealized gain (loss).

Contingent Consideration

A rollforward of the activity in the Company’s fair value of the contingent consideration is as follows (in thousands):

Fair Value
Balance at January 1, 2015	$-
Acquisition (1)	6,000
Payments	-
Imputed interest	408
Fair value adjustments	-
Effect of foreign currency	(128)

Balance at December 31, 2015	6,280
Acquisition (2)	2,779
Payments	-
Imputed interest	716
Fair value adjustments	(2,798)
Effect of foreign currency	215

Balance at September 30, 2016	$7,192

(1) Related to the Qelp acquisition on July 2, 2015. See Note 2, Acquisitions.
(2) Liability acquired as part of the Clearlink acquisition on April 1, 2016. See Note 2, Acquisitions.

The Company recorded a fair value adjustment of $2.6 million to the Qelp contingent consideration in “General and administrative” in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016 due to the execution of an addendum to the Qelp Purchase Agreement subject to which the Company will pay the Sellers EUR 4.0 million on June 30, 2017 ($4.5 million as of September 30, 2016). The Company recorded a fair value adjustment of $0.2 million to the Clearlink contingent consideration in “General and administrative” in the accompanying Condensed Consolidated Statements of Operations in the three and nine months ended September 30, 2016 due to changes in the probability of achievement of certain revenue targets.

The Company accretes interest expense each period using the effective interest method until the contingent consideration reaches the estimated future value of $7.3 million. Interest expense related to the contingent consideration is included in “Interest (expense)” in the accompanying Condensed Consolidated Statements of Operations.

Non-Recurring Fair Value

Certain assets, under certain conditions, are measured at fair value on a nonrecurring basis utilizing Level 3 inputs, like those associated with acquired businesses, including goodwill, other intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if these assets were determined to be impaired. The adjusted carrying values for assets measured at fair value on a nonrecurring basis (no liabilities) subject to the requirements of ASC 820 were not material at September 30, 2016 and December 31, 2015.

Note 5. Goodwill and Intangible Assets

Intangible Assets

The following table presents the Company’s purchased intangible assets as of September 30, 2016 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Intangible assets subject to amortization:
Customer relationships	$167,476	$(71,272)	$96,204	10
Trade names and trademarks	14,101	(6,661)	7,440	7
Non-compete agreements	2,995	(1,495)	1,500	2
Content library	507	(317)	190	2
Proprietary software	1,550	(920)	630	3
Favorable lease agreement	449	(449)	-	2
Intangible assets not subject to amortization:
Domain names	52,710	-	52,710	N/A

	$239,788	$(81,114)	$158,674	6

The following table presents the Company’s purchased intangible assets as of December 31, 2015 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Intangible assets subject to amortization:
Customer relationships	$102,594	$(58,294)	$44,300	8
Trade names and trademarks	11,698	(5,470)	6,228	8
Content library	491	(123)	368	2
Non-compete agreements	1,190	(1,190)	-	2
Proprietary software	850	(850)	-	2
Favorable lease agreement	449	(449)	-	2

	$117,272	$(66,376)	$50,896	8

The Company’s estimated future amortization expense for the succeeding years relating to the purchased intangible assets resulting from acquisitions completed prior to September 30, 2016, is as follows (in thousands):

Years Ending December 31,	Amount
2016 (remaining three months)	$5,165
2017	20,739
2018	14,496
2019	13,446
2020	10,787
2021	6,407
2022 and thereafter	34,924

Goodwill

Changes in goodwill for the nine months ended September 30, 2016 consist of the following (in thousands):

	January 1, 2016	Acquisition (1)	Effect of Foreign Currency	September 30, 2016
Americas	$186,049	$70,223	$805	$257,077
EMEA	9,684	-	463	10,147

	$195,733	$70,223	$1,268	$267,224

Changes in goodwill for the year ended December 31, 2015 consist of the following (in thousands):

	January 1, 2015	Acquisition (1)	Effect of Foreign Currency	December 31, 2015
Americas	$193,831	$-	$(7,782)	$186,049
EMEA	-	10,054	(370)	9,684

	$193,831	$10,054	$(8,152)	$195,733

                (1) See Note 2, Acquisitions, for further information.

The Company performs its annual goodwill impairment test during the third quarter, or more frequently, if indicators of impairment exist.

For the annual goodwill impairment test, the Company elected to forgo the option to first assess qualitative factors and performed its annual two-step goodwill impairment test as of July 31, 2016. Under ASC 350, the carrying value of assets is calculated at the reporting unit level. The quantitative assessment of goodwill includes comparing a reporting unit’s calculated fair value to its carrying value. The calculation of fair value requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth, the useful life over which cash flows will occur and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. If the fair value of the reporting unit is less than its carrying value, goodwill is considered impaired and an impairment loss is recorded to the extent that the fair value of the goodwill within the reporting unit is less than its carrying value.

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

As of July 31, 2016, the Company concluded that goodwill was not impaired for all six of its reporting units with goodwill, based on fair value estimates developed using generally accepted valuation techniques and the significant assumptions outlined above. While the fair values of four of the six reporting units were substantially in excess of their carrying value, the Qelp reporting unit’s fair value exceeded its carrying value (although not substantially) and the newly acquired Clearlink reporting unit’s fair value approximated its carrying value due to the proximity to the acquisition date of April 1, 2016. The Clearlink reporting unit’s fair value of $207.9 million includes $70.2 million of goodwill.

The Qelp and Clearlink reporting units are at risk for future impairment if projected operating results are not met or other inputs into the fair value measurement change. However, as of September 30, 2016, there were no indicators of impairment.

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

The deferred gains (losses) and related taxes on the Company’s cash flow hedges recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) in the accompanying Condensed Consolidated Balance Sheets are as follows (in thousands):

	September 30, 2016	December 31, 2015
Deferred gains (losses) in AOCI	$(1,461)	$(558)
Tax on deferred gains (losses) in AOCI	46	31

Deferred gains (losses) in AOCI, net of taxes	$(1,415)	$(527)

Deferred gains (losses) expected to be reclassified to “Revenues” from AOCI during the next twelve months	$(1,461)

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

The Company had the following outstanding foreign currency forward contracts and options, and embedded derivatives (in thousands):

	As of September 30, 2016		As of December 31, 2015
Contract Type	Notional Amount in USD	Settle Through Date	Notional Amount in USD	Settle Through Date
Cash flow hedges:
Options:
Philippine Pesos	$67,000	September 2017	$71,750	December 2016
Forwards:
Costa Rican Colones	34,500	September 2017	34,500	November 2016
Hungarian Forints	674	December 2016	-	-
Romanian Leis	1,689	December 2016	-	-

Net investment hedges:
Forwards:
Euros	76,933	September 2017	63,470	March 2016

Non-designated hedges:
Forwards	58,071	December 2016	50,603	March 2016
Embedded derivatives	12,346	April 2030	-	-

Master netting agreements exist with each respective counterparty to reduce credit risk by permitting net settlement of derivative positions. In the event of default by the Company or one of its counterparties, these agreements include a set-off clause that provides the non-defaulting party the right to net settle all derivative transactions, regardless of the currency and settlement date. The maximum amount of loss due to credit risk that, based on gross fair value, the Company would incur if parties to the derivative transactions that make up the concentration failed to perform according to the terms of the contracts was $0.5 million and $11.0 million as of September 30, 2016 and December 31, 2015, respectively. After consideration of these netting arrangements and offsetting positions by counterparty, the total net settlement amount as it relates to these positions are asset positions of $10.2 million as of December 31, 2015 (none at September 30, 2016) and liability positions of $3.2 million and $0.1 million as of September 30, 2016 and December 31, 2015, respectively.

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

The following tables present the fair value of the Company’s derivative instruments included in the accompanying Condensed Consolidated Balance Sheets (in thousands):

	Derivative Assets
	September 30, 2016	December 31, 2015
	Fair Value	Fair Value
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts (1)	$143	$544

Derivatives designated as net investment hedging instruments under ASC 815:
Foreign currency forward contracts (1)	278	10,161

	421	10,705

Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts (1)	71	257
Embedded derivatives (1)	27	-
Embedded derivatives (2)	180	-

Total derivative assets	$699	$10,962

	Derivative Liabilities
	September 30, 2016	December 31, 2015
	Fair Value	Fair Value
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts (3)	$958	$396

Derivatives designated as net investment hedging instruments under ASC 815:
Foreign currency forward contracts (3)	2,133	-

	3,091	396

Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts (3)	622	439
Embedded derivatives (4)	31	-

Total derivative liabilities	$3,744	$835

(1)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheets.
(2)	Included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets.
(3)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheets.
(4)	Included in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets.

The following tables present the effect of the Company’s derivative instruments included in the accompanying Condensed Consolidated Financial Statements for the three months ended September 30, 2016 and 2015 (in thousands):

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Gain (Loss) Reclassified From Accumulated AOCI Into “Revenues” (Effective Portion)		Gain (Loss) Recognized in “Revenues” on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	September 30,		September 30,		September 30,
	2016	2015	2016	2015	2016	2015
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts	$(1,274)	$(1,090)	$127	$553	$-	$11

Derivatives designated as net investment hedging instruments under ASC 815:
Foreign currency forward contracts	(979)	(25)	-	-	-	-

	$(2,253)	$(1,115)	$127	$553	$-	$11

	Statements of Operations Location	Gain (Loss) Recognized on Derivatives
		September 30,
		2016	2015
Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts	Other income and (expense)	$240	$1,727
Foreign currency forward contracts	Revenues	-	(8)
Embedded derivatives	Other income and (expense)	(130)	-

		$110	$1,719

The following tables present the effect of the Company’s derivative instruments included in the accompanying Condensed Consolidated Financial Statements for the nine months ended September 30, 2016 and 2015 (in thousands):

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Gain (Loss) Reclassified From Accumulated AOCI Into “Revenues” (Effective Portion)		Gain (Loss) Recognized in “Revenues” on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	September 30,		September 30,		September 30,
	2016	2015	2016	2015	2016	2015
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts	$(843)	$1,322	$77	$1,881	$-	$13

Derivatives designated as net investment hedging instruments under ASC 815:
Foreign currency forward contracts	(1,677)	4,485	-	-	-	-

	$(2,520)	$5,807	$77	$1,881	$-	$13

	Statements of Operations Location	Gain (Loss) Recognized on Derivatives
		September 30,
		2016	2015
Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts	Other income and (expense)	$1,610	$1,630
Foreign currency forward contracts	Revenues	-	(4)
Embedded derivatives	Other income and (expense)	(176)	-

		$1,434	$1,626

Note 7. Investments Held in Rabbi Trust

The Company’s investments held in rabbi trust, classified as trading securities and included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheets, at fair value, consist of the following (in thousands):

	September 30, 2016		December 31, 2015
	Cost	Fair Value	Cost	Fair Value
Mutual funds	$7,047	$9,120	$6,217	$7,851

The mutual funds held in rabbi trust were 79% equity-based and 21% debt-based as of September 30, 2016. Net investment income (losses), included in “Other income (expense)” in the accompanying Condensed Consolidated Statements of Operations consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Gross realized gains from sale of trading securities	$-	$-	$-	$20
Gross realized (losses) from sale of trading securities	-	-	-	(1)
Dividend and interest income	7	9	26	27
Net unrealized holding gains (losses)	317	(543)	471	(470)

Net investment income (losses)	$324	$(534)	$497	$(424)

Note 8. Property and Equipment

During the third quarter of 2015, the Company finalized an insurance claim related to winter storm damage to customer contact management centers located in Perry County, Kentucky, Buchanan County, Virginia and Wise, Virginia. This resulted in a $0.9 million net gain on insurance settlement included in “General and administrative” in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015.

Note 9. Deferred Revenue

Deferred revenue consists of the following (in thousands):

	September 30, 2016	December 31, 2015
Future service	$25,945	$22,112
Estimated potential penalties and holdbacks	7,340	6,007
Estimated chargebacks	5,488	-

	$38,773	$28,119

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

Note 10. Deferred Grants

Deferred grants, net of accumulated amortization, consist of the following (in thousands):

	September 30, 2016	December 31, 2015

Property grants	$3,918	$4,377
Lease grants	510	513
Employment grants	96	149

Total deferred grants	4,524	5,039
Less: Property grants - short-term (1), (2)	(438)	-
Less: Lease grants - short-term (1)	(91)	(80)
Less: Employment grants - short-term (1)	(96)	(149)

Total long-term deferred grants	$3,899	$4,810

(1)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheets.
(2)	Represents deferred grants related to property included in “Other current assets” that met the held-for-sale criteria as of September 30, 2016.

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

Borrowings consist of the following (in thousands):

	September 30, 2016	December 31, 2015
Revolving credit facility	$272,000	$70,000
Less: Current portion	-	-

Total long-term debt	$272,000	$70,000

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

The following table presents information related to our credit agreements (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Average daily utilization	$272,000	$65,435	$207,161	$69,952

Interest expense, including commitment fee (1)	$1,171	$327	$2,625	$965

Weighted average interest rate (2)	1.7%	2.0%	1.8%	1.9%

(1) Excludes the amortization of deferred loan fees.

(2) Includes the commitment fee.

Note 12. Accumulated Other Comprehensive Income (Loss)

The Company presents data in the Condensed Consolidated Statements of Changes in Shareholders’ Equity in accordance with ASC 220 “Comprehensive Income” (“ASC 220”). ASC 220 establishes rules for the reporting of comprehensive income (loss) and its components. The components of accumulated other comprehensive income (loss) consist of the following (in thousands):

	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedge	Unrealized Actuarial Gain (Loss) Related to Pension Liability	Unrealized Gain (Loss) on Cash Flow Hedging Instruments	Unrealized Gain (Loss) on Post Retirement Obligation	Total
Balance at January 1, 2015	$(22,076)	$276	$1,008	$(111)	$342	$(20,561)
Pre-tax amount	(37,178)	6,101	121	1,708	(12)	(29,260)
Tax (provision) benefit	-	(2,207)	(2)	32	-	(2,177)
Reclassification of (gain) loss to net income	647	-	(53)	(2,195)	(63)	(1,664)
Foreign currency translation	6	-	(45)	39	-	-

Balance at December 31, 2015	(58,601)	4,170	1,029	(527)	267	(53,662)
Pre-tax amount	4,125	(1,677)	-	(843)	74	1,679
Tax (provision) benefit	-	637	-	22	-	659
Reclassification of (gain) loss to net income	-	-	(32)	(82)	(40)	(154)
Foreign currency translation	12	-	(27)	15	-	-

Balance at September 30, 2016	$(54,464)	$3,130	$970	$(1,415)	$301	$(51,478)

The following table summarizes the amounts reclassified to net income from accumulated other comprehensive income (loss) and the associated line item in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Statements of Operations Location
	2016	2015	2016	2015
Actuarial Gain (Loss) Related to Pension Liability: (1)
Pre-tax amount	$10	$10	$32	$31	Direct salaries and related costs
Tax (provision) benefit	-	-	-	-	Income taxes

Reclassification to net income	10	10	32	31

Gain (Loss) on Cash Flow Hedging Instruments: (2)
Pre-tax amount	127	564	77	1,894	Revenues
Tax (provision) benefit	(17)	16	5	27	Income taxes

Reclassification to net income	110	580	82	1,921

Gain (Loss) on Post Retirement Obligation: (1)
Pre-tax amount	13	18	40	46	General and administrative
Tax (provision) benefit	-	-	-	-	Income taxes

Reclassification to net income	13	18	40	46

Total reclassification of gain (loss) to net income	$133	$608	$154	$1,998

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

Note 13. Income Taxes

The Company’s effective tax rate was 27.2% and 14.2% for the three months ended September 30, 2016 and 2015, respectively, and 28.9% and 22.1% for the nine months ended September 30, 2016 and 2015, respectively. The increase in the effective tax rates is predominately due to the recognition in the prior period of a $2.2 million previously unrecognized tax benefit, inclusive of penalties and interest, arising from statute of limitations expirations and a $1.3 million reversal of a valuation allowance on deferred tax assets where it is more likely than not the assets will be realized due to the current financial position and results of operations for the current and preceding years. The increase in the effective tax rates was also affected by several additional factors, including shifts in earnings among the various jurisdictions in which the Company operates, none of which are individually material. The difference between the Company’s effective tax rates for the three and nine months ended September 30, 2016 as compared to the U.S. statutory federal income tax rate of 35.0% was primarily due to the recognition of tax benefits resulting from foreign tax rate differentials, income earned in certain tax holiday jurisdictions, changes in unrecognized tax benefits, adjustments of valuation allowances and tax credits, partially offset by the tax impact of permanent differences and foreign withholding taxes.

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

The Company is currently under audit in several tax jurisdictions. The Company received assessments for the Canadian 2003-2009 audit. Requests for Competent Authority Assistance were filed with both the Canadian Revenue Agency and the U.S. Internal Revenue Service and the Company paid mandatory security deposits to Canada as part of this process. The total amount of deposits, net of the effects of foreign exchange rate adjustments, are $14.1 million and $13.4 million as of September 30, 2016 and December 31, 2015, respectively, and are included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets. Although the outcome of examinations by taxing authorities is always uncertain, the Company believes it is adequately reserved for these audits and resolution is not expected to have a material impact on its financial condition and results of operations.

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

The numbers of shares used in the earnings per share computation are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Basic:
Weighted average common shares outstanding	41,938	41,783	41,873	41,992
Diluted:
Dilutive effect of stock appreciation rights, restricted stock, restricted stock units and shares held in rabbi trust	286	301	360	345

Total weighted average diluted shares outstanding	42,224	42,084	42,233	42,337

Anti-dilutive shares excluded from the diluted earnings per share calculation	23	14	22	25

On August 18, 2011, the Company’s Board of Directors (the “Board”) authorized the Company to purchase up to 5.0 million shares of its outstanding common stock (the “2011 Share Repurchase Program”). On March 16, 2016, the Board authorized an increase of 5.0 million shares to the 2011 Share Repurchase Program for a total of 10.0 million shares. A total of 5.0 million shares have been repurchased under the 2011 Share Repurchase Program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price, management discretion and general market conditions. The 2011 Share Repurchase Program has no expiration date.

The shares repurchased under the Company’s share repurchase programs were as follows (in thousands, except per share amounts):

	Total Number of Shares	Range of Prices Paid Per Share		Total Cost of Shares
	Repurchased	Low	High	Repurchased

Three Months Ended:
September 30, 2016	140	$29.27	$30.00	$4,117
September 30, 2015	354	$24.30	$25.00	$8,746
Nine Months Ended:
September 30, 2016	140	$29.27	$30.00	$4,117
September 30, 2015	854	$22.81	$25.00	$20,715

Note 15. Commitments and Loss Contingency

Commitments

During the nine months ended September 30, 2016, the Company entered into several leases in the ordinary course of business. The following is a schedule of future minimum rental payments required under operating leases that have noncancelable lease terms as of September 30, 2016, including the impact of the leases assumed in connection with the Clearlink acquisition (in thousands):

Amount

2016 (remaining three months)	$2,380
2017	11,093
2018	11,073
2019	10,878
2020	10,547
2021	8,469
2022 and thereafter	34,413

Total minimum payments required	$88,853

During the nine months ended September 30, 2016, the Company entered into agreements with third-party vendors in the ordinary course of business whereby the Company committed to purchase goods and services used in its normal operations. These agreements generally are not cancelable, range from one to five year periods and may contain fixed or minimum annual commitments. Certain of these agreements allow for renegotiation of the minimum annual commitments. The following is a schedule of the future minimum purchases remaining under the agreements as of September 30, 2016, including the impact of the agreements assumed in connection with the Clearlink acquisition (in thousands):

Amount

2016 (remaining three months)	$5,402
2017	3,461
2018	1,410
2019	506
2020	-
2021	-
2022 and thereafter	-

Total minimum payments required	$10,779

The July 2015 Qelp acquisition included contingent consideration of $6.0 million, based on achieving targets tied to revenues and EBITDA for the years ended December 31, 2016, 2017 and 2018. On September 26, 2016, the Company entered into an addendum to the Qelp Purchase Agreement with the Sellers to settle the outstanding contingent consideration for EUR 4.0 million ($4.5 million as of September 30, 2016) to be paid on June 30, 2017.

As part of the April 2016 Clearlink acquisition, the Company assumed contingent consideration liabilities related to four separate acquisitions made by Clearlink in 2015 and 2016, prior to the Merger. The fair value of the contingent consideration related to these previous acquisitions was $2.8 million as of April 1, 2016 and was based on achieving targets primarily tied to revenues for varying periods of time during 2016 and 2017. As of September 30, 2016, the fair value of the contingent consideration was $2.7 million. The estimated future value of the contingent consideration is $2.8 million and is expected to be paid on varying dates through July 2017.

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

Note 16. Defined Benefit Pension Plan and Postretirement Benefits

Defined Benefit Pension Plans

The following table provides information about the net periodic benefit cost for the Company’s pension plans (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Service cost	$112	$101	$350	$329
Interest cost	42	31	131	102
Recognized actuarial (gains)	(10)	(10)	(32)	(31)

Net periodic benefit cost	$144	$122	$449	$400

Employee Retirement Savings Plans

The Company maintains a 401(k) plan covering defined employees who meet established eligibility requirements. Under the plan provisions, the Company matches 50% of participant contributions to a maximum matching amount of 2% of participant compensation. The Company’s contributions included in the accompanying Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
401(k) plan contributions	$260	$181	$879	$652

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

	September 30, 2016	December 31, 2015
Postretirement benefit obligation	$20	$37

Unrealized gains (losses) in AOCI (1)	$301	$267

(1)	Unrealized gains (losses) are impacted by changes in discount rates related to the postretirement obligation.

Note 17. Stock-Based Compensation

The Company’s stock-based compensation plans include the 2011 Equity Incentive Plan, the Non-Employee Director Fee Plan and the Deferred Compensation Plan. The following table summarizes the stock-based compensation expense (primarily in the Americas), income tax benefits related to the stock-based compensation and excess tax benefits (deficiencies) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Stock-based compensation (expense) (1)	$(2,107)	$(2,600)	$(7,836)	$(5,884)
Income tax benefit (2)	840	992	3,017	2,207
Excess tax benefit (deficiency) from stock-based compensation (3)	5	40	2,065	209

(1)	Included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations.
(2)	Included in “Income taxes” in the accompanying Condensed Consolidated Statements of Operations.
(3)	Included in “Additional paid-in capital” in the accompanying Condensed Consolidated Statements of Changes in Shareholders’ Equity.

There were no capitalized stock-based compensation costs as of September 30, 2016 and December 31, 2015.

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

The following table summarizes the assumptions used to estimate the fair value of SARs granted:

	Nine Months Ended September 30,
	2016	2015
Expected volatility	25.3%	34.1%
Weighted-average volatility	25.3%	34.1%
Expected dividend rate	0.0%	0.0%
Expected term (in years)	5.0	5.0
Risk-free rate	1.5%	1.6%

The following table summarizes SARs activity as of September 30, 2016 and for the nine months then ended:

Stock Appreciation Rights	Shares (000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)

Outstanding at January 1, 2016	481	$-
Granted	323	$-
Exercised	(151)	$-
Forfeited or expired	(20)	$-

Outstanding at September 30, 2016	633	$-	8.4	$1,700

Vested or expected to vest at September 30, 2016	633	$-	8.4	$1,700

Exercisable at September 30, 2016	118	$-	6.1	$699

The following table summarizes information regarding SARs granted and exercised (in thousands, except per SAR amounts):

	Nine Months Ended September 30,
	2016	2015
Number of SARs granted	323	217
Weighted average grant-date fair value per SAR	$7.68	$8.17
Intrinsic value of SARs exercised	$1,691	$4,792
Fair value of SARs vested	$1,520	$1,302

The following table summarizes nonvested SARs activity as of September 30, 2016 and for the nine months then ended:

Nonvested Stock Appreciation Rights	Shares (000s)	Weighted Average Grant- Date Fair Value

Nonvested at January 1, 2016	424	$7.50
Granted	323	$7.68
Vested	(213)	$7.14
Forfeited or expired	(19)	$7.68

Nonvested at September 30, 2016	515	$7.76

As of September 30, 2016, there was $3.0 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested SARs granted under the 2011 Plan. This cost is expected to be recognized over a weighted average period of 1.4 years.

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

The following table summarizes nonvested restricted shares/RSUs activity as of September 30, 2016 and for the nine months then ended:

Nonvested Restricted Shares and RSUs	Shares (000s)	Weighted Average Grant- Date Fair Value

Nonvested at January 1, 2016	1,246	$20.03
Granted	451	$30.32
Vested	(421)	$16.10
Forfeited or expired	(140)	$20.87

Nonvested at September 30, 2016	1,136	$25.47

The following table summarizes information regarding restricted shares/RSUs granted and vested (in thousands, except per restricted share/RSU amounts):

	Nine Months Ended September 30,
	2016	2015
Number of restricted shares/RSUs granted	451	441
Weighted average grant-date fair value per restricted share/RSU	$30.32	$25.06
Fair value of restricted shares/RSUs vested	$6,785	$2,019

As of September 30, 2016, there was $19.7 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted shares/RSUs granted under the 2011 Plan. This cost is expected to be recognized over a weighted average period of 1.9 years.

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

At the Board’s regularly scheduled meeting on December 9, 2015, upon the recommendation of the Compensation Committee, the Board determined that the amount of the cash and equity compensation payable to non-employee directors beginning on the date of the 2016 annual shareholders’ meeting would remain unchanged.

The Board may pay additional cash compensation to any non-employee director for services on behalf of the Board over and above those typically expected of directors, including but not limited to service on a special committee of the Board.

The following table summarizes nonvested common stock share award activity as of September 30, 2016 and for the nine months then ended:

Nonvested Common Stock Share Awards	Shares (000s)	Weighted Average Grant- Date Fair Value

Nonvested at January 1, 2016	11	$23.74
Granted	32	$29.04
Vested	(24)	$27.16
Forfeited or expired	(1)	$24.70

Nonvested at September 30, 2016	18	$28.60

The following table summarizes information regarding common stock share awards granted and vested (in thousands, except per share award amounts):

	Nine Months Ended September 30,
	2016	2015
Number of share awards granted	32	32
Weighted average grant-date fair value per share award	$29.04	$24.70
Fair value of share awards vested	$630	$580

As of September 30, 2016, there was $0.4 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested common stock share awards granted under the Fee Plan. This cost is expected to be recognized over a weighted average period of 0.5 years.

Deferred Compensation Plan — The Company’s non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”), which is not shareholder-approved, was adopted by the Board effective December 17, 1998, It was last amended and restated on August 17, 2016, effective as of January 1, 2017. It provides certain eligible employees the ability to defer any portion of their compensation until the participant’s retirement, termination, disability or death, or a change in control of the Company. Using the Company’s common stock, the Company matches 50% of the amounts deferred by certain management participants on a quarterly basis up to a total of $12,000 per year for the president, chief executive officer and executive vice presidents, $7,500 per year for senior vice presidents, global vice presidents and vice presidents, and $5,000 per year for all other participants. Matching contributions and the associated earnings vest over a seven year service period. Deferred compensation amounts used to pay benefits, which are held in a rabbi trust, include investments in various mutual funds and shares of the Company’s common stock (see Note 7, Investments Held in Rabbi Trust). As of September 30, 2016 and December 31, 2015, liabilities of $9.1 million and $7.9 million, respectively, of the Deferred Compensation Plan were recorded in “Accrued employee compensation and benefits” in the accompanying Condensed Consolidated Balance Sheets.

Additionally, the Company’s common stock match associated with the Deferred Compensation Plan, with a carrying value of approximately $1.8 million and $1.6 million at September 30, 2016 and December 31, 2015, respectively, is included in “Treasury stock” in the accompanying Condensed Consolidated Balance Sheets.

The following table summarizes nonvested common stock activity as of September 30, 2016 and for the nine months then ended:

Nonvested Common Stock	Shares (000s)	Weighted Average Grant- Date Fair Value

Nonvested at January 1, 2016	3	$19.53
Granted	8	$29.39
Vested	(9)	$27.85
Forfeited or expired	-	$23.49

Nonvested at September 30, 2016	2	$22.63

The following table summarizes information regarding shares of common stock granted and vested (in thousands, except per common stock amounts):

	Nine Months Ended September 30,
	2016	2015
Number of shares of common stock granted	8	8
Weighted average grant-date fair value per common stock	$29.39	$24.83
Fair value of common stock vested	$241	$235
Cash used to settle the obligation	$359	$65

As of September 30, 2016, there was less than $0.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested common stock granted under the Deferred Compensation Plan. This cost is expected to be recognized over a weighted average period of 2.7 years.

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

Information about the Company’s reportable segments is as follows (in thousands):

	Americas	EMEA	Other (1)	Consolidated

Three Months Ended September 30, 2016:
Revenues	$326,013	$59,711	$19	$385,743
Percentage of revenues	84.5%	15.5%	0.0%	100.0%

Depreciation, net	$11,364	$1,124	$516	$13,004
Amortization of intangibles	$4,990	$264	$-	$5,254

Income (loss) from operations	$36,946	$7,391	$(14,666)	$29,671
Other (expense), net			(462)	(462)
Income taxes			(7,939)	(7,939)

Net income				$21,270

Total assets as of September 30, 2016	$1,786,141	$1,500,945	$(2,038,252)	$1,248,834

Three Months Ended September 30, 2015:
Revenues	$257,421	$60,481	$22	$317,924
Percentage of revenues	81.0%	19.0%	0.0%	100.0%

Depreciation, net	$9,474	$1,161	$303	$10,938
Amortization of intangibles	$3,397	$241	$-	$3,638

Income (loss) from operations	$33,541	$4,629	$(13,663)	$24,507
Other (expense), net			(1,187)	(1,187)
Income taxes			(3,310)	(3,310)

Net income				$20,010

Total assets as of September 30, 2015	$1,062,488	$1,420,022	$(1,537,895)	$944,615

Nine Months Ended September 30, 2016:
Revenues	$893,300	$177,488	$103	$1,070,891
Percentage of revenues	83.4%	16.6%	0.0%	100.0%

Depreciation, net	$30,856	$3,450	$1,442	$35,748
Amortization of intangibles	$13,353	$791	$-	$14,144

Income (loss) from operations	$100,658	$13,697	$(51,012)	$63,343
Other (expense), net			(937)	(937)
Income taxes			(18,044)	(18,044)

Net income				$44,362

Nine Months Ended September 30, 2015:
Revenues	$771,276	$177,728	$58	$949,062
Percentage of revenues	81.3%	18.7%	0.0%	100.0%

Depreciation, net	$28,659	$3,388	$957	$33,004
Amortization of intangibles	$10,263	$241	$-	$10,504

Income (loss) from operations	$94,751	$11,386	$(40,872)	$65,265
Other (expense), net			(2,915)	(2,915)
Income taxes			(13,789)	(13,789)

Net income				$48,561

(1)

Other items (including corporate and other costs, impairment costs, other income and expense, and income taxes) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the tables above for the three and nine months ended September 30, 2016 and 2015. Inter-segment revenues are not material to the Americas and EMEA segment results. The Company evaluates the performance of its geographic segments based on revenues and income (loss) from operations, and does not include segment assets or other income and expense items for management reporting purposes.

Note 19. Other Income (Expense)

Other income (expense) consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Foreign currency transaction gains (losses)	$778	$(1,926)	$3,534	$(2,951)
Gains (losses) on foreign currency derivative instruments not designated as hedges	(110)	1,727	(1,434)	1,630
Other miscellaneous income (expense)	313	(672)	501	(546)

	$981	$(871)	$2,601	$(1,867)

Note 20. Related Party Transactions

In January 2008, the Company entered into a lease for a customer contact management center located in Kingstree, South Carolina. The landlord, Kingstree Office One, LLC, is an entity controlled by John H. Sykes, the founder, former Chairman and Chief Executive Officer of the Company and the father of Charles Sykes, President and Chief Executive Officer of the Company. The lease payments on the 20-year lease were negotiated at or below market rates, and the lease is cancellable at the option of the Company. There are penalties for early cancellation which decrease over time. The Company paid $0.1 million to the landlord during both the three months ended September 30, 2016 and 2015 and $0.3 million during both the nine months ended September 30, 2016 and 2015 under the terms of the lease.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sykes Enterprises, Incorporated

400 North Ashley Drive

Tampa, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of September 30, 2016, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three- and nine-month periods ended September 30, 2016 and 2015, of changes in shareholders’ equity for the nine-month period ended September 30, 2016, and of cash flows for the nine-month periods ended September 30, 2016 and 2015. These interim financial statements are the responsibility of the Company’s management.

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

November 1, 2016

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

Executive Summary

We provide comprehensive customer contact management solutions and services to a wide range of clients including Global 2000 companies, medium-sized businesses and public institutions around the world, primarily in the communications, financial services, technology/consumer, transportation and leisure and healthcare industries. We serve our clients through two geographic operating regions: the Americas (United States, Canada, Latin America, Australia and the Asia Pacific Rim) and EMEA (Europe, the Middle East and Africa). Our Americas and EMEA groups primarily provide customer contact management services (with an emphasis on inbound technical support, demand generation and customer service), which include customer assistance, healthcare and roadside assistance, technical support, and product and service sales to our clients’ customers. These services, which represented 99.1% and 97.3% of consolidated revenues during the three months ended September 30, 2016 and 2015, respectively, and 99.1% and 97.9% of consolidated revenues during the nine months ended September 30, 2016 and 2015, respectively, are delivered through multiple communication channels encompassing phone, e-mail, social media, text messaging, chat and digital self-service. We also provide various enterprise support services in the United States (“U.S.”) that include services for our client’s internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, we also provide fulfillment services, which includes order processing, payment processing, inventory control, product delivery, and product returns handling. Our complete service offering helps our clients acquire, retain and increase the lifetime value of their customer relationships. We have developed an extensive global reach with customer contact management centers throughout the United States, Canada, Europe, Latin America, Australia, the Asia Pacific Rim and Africa.

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

Results of Operations

The following table sets forth, for the periods indicated, the amounts presented in the accompanying Condensed Consolidated Statements of Operations as well as the change between the respective periods:

	Three Months Ended September 30,			Nine Months Ended September 30,

(in thousands)	2016	2015	2016 $ Change	2016	2015	2016 $ Change
Revenues	$385,743	$317,924	$67,819	$1,070,891	$949,062	$121,829

Operating expenses:
Direct salaries and related costs	249,859	206,139	43,720	694,856	622,209	72,647
General and administrative	87,955	72,702	15,253	262,800	218,080	44,720
Depreciation, net	13,004	10,938	2,066	35,748	33,004	2,744
Amortization of intangibles	5,254	3,638	1,616	14,144	10,504	3,640

Total operating expenses	356,072	293,417	62,655	1,007,548	883,797	123,751

Income from operations	29,671	24,507	5,164	63,343	65,265	(1,922)

Other income (expense):
Interest income	135	162	(27)	429	479	(50)
Interest (expense)	(1,578)	(478)	(1,100)	(3,967)	(1,527)	(2,440)
Other income (expense)	981	(871)	1,852	2,601	(1,867)	4,468

Total other income (expense)	(462)	(1,187)	725	(937)	(2,915)	1,978

Income before income taxes	29,209	23,320	5,889	62,406	62,350	56
Income taxes	7,939	3,310	4,629	18,044	13,789	4,255

Net income	$21,270	$20,010	$1,260	$44,362	$48,561	$(4,199)

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015

Revenues

	Three Months Ended September 30,
	2016		2015
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change
Americas	$326,013	84.5%	$257,421	81.0%	$68,592
EMEA	59,711	15.5%	60,481	19.0%	(770)
Other	19	0.0%	22	0.0%	(3)

Consolidated	$385,743	100.0%	$317,924	100.0%	$67,819

Consolidated revenues increased $67.8 million, or 21.3%, for the three months ended September 30, 2016 from the comparable period in 2015.

The increase in Americas’ revenues was due to Clearlink acquisition revenues of $45.5 million, higher volumes from existing clients of $16.1 million and new clients of $15.2 million, partially offset by end-of-life client programs of $7.3 million and a negative foreign currency impact of $0.9 million. Revenues from our offshore operations represented 40.0% of Americas’ revenues, compared to 46.7% for the comparable period in 2015.

The decrease in EMEA’s revenues was due to end-of-life client programs of $1.7 million and a negative foreign currency impact of $1.9 million, partially offset by new clients of $2.7 million and higher volumes from existing clients of $0.1 million.

On a consolidated basis, we had 47,400 brick-and-mortar seats as of September 30, 2016, an increase of 6,300 seats from the comparable period in 2015. Included in this seat count are 1,400 seats associated with Clearlink. This increase in seats, net of Clearlink additions, was primarily due to seat additions to support higher projected demand. The capacity utilization rate on a combined basis was 75% compared to 80% in the comparable period in 2015. This decrease was due to a significant increase in the seat count related to projected client demand.

On a geographic segment basis, 40,900 seats were located in the Americas, an increase of 6,500 seats from the comparable period in 2015, and 6,500 seats were located in EMEA, a decrease of 200 seats from the comparable period in 2015. Capacity utilization rates as of September 30, 2016 were 75% for the Americas and 78% for EMEA, compared to 78% and 85%, respectively, in the comparable period in 2015, with the decrease in utilization in the Americas primarily due to seat additions for higher projected demand and the decrease in utilization in EMEA primarily due to lower demand in certain existing clients, certain end-of-life client programs and the rationalization of seats in a highly utilized center due to a planned program expiration. We strive to attain a capacity utilization rate of 85% at each of our locations.

Excluding Clearlink, we added 1,800 seats on a gross basis in the third quarter of 2016, with the year-to-date additions as of September 30, 2016 totaling 6,300. Total gross seats planned for the full year, excluding Clearlink, are expected to be around 6,900. We plan to add another 600 in gross seats in the fourth quarter of 2016. However, we plan to rationalize 1,800 seats in 2016, 1,400 of which were rationalized as of September 30, 2016. Total seat count on a net basis for the full year is expected to increase 5,100 in 2016 versus 2015, excluding Clearlink.

Direct Salaries and Related Costs

	Three Months Ended September 30,
	2016		2015
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$208,664	64.0%	$164,127	63.8%	$44,537	0.2%
EMEA	41,195	69.0%	42,012	69.5%	(817)	-0.5%

Consolidated	$249,859	64.8%	$206,139	64.8%	$43,720	0.0%

The increase of $43.7 million in direct salaries and related costs included a positive foreign currency impact of $1.5 million in the Americas and a positive foreign currency impact of $1.3 million in EMEA.

The increase in Americas’ direct salaries and related costs, as a percentage of revenues, was primarily attributable to higher customer-acquisition advertising costs of 3.0% in connection with Clearlink’s operations and higher recruiting costs of 0.4%, partially offset by lower compensation costs of 2.5% driven by Clearlink’s operations which has lower direct labor costs relative to our mix of business in the prior period, lower communication costs of 0.2%, lower auto tow claim costs of 0.2%, lower severance costs of 0.2% and lower other costs of 0.1%.

The decrease in EMEA’s direct salaries and related costs, as a percentage of revenues, was primarily attributable to lower fulfillment materials costs of 2.9% driven by lower demand in certain client programs, lower postage costs of 0.4% and lower other costs of 0.7%, partially offset by higher compensation costs of 3.5% driven by a decrease in agent productivity principally within the technology vertical in the current period.

General and Administrative

	Three Months Ended September 30,
	2016		2015
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$64,049	19.6%	$46,882	18.2%	$17,167	1.4%
EMEA	9,737	16.3%	12,438	20.6%	(2,701)	-4.3%
Other	14,169	-	13,382	-	787	-

Consolidated	$87,955	22.8%	$72,702	22.9%	$15,253	-0.1%

The increase of $15.3 million in general and administrative expenses included a positive foreign currency impact of $0.4 million in the Americas and a positive foreign currency impact of $0.5 million in EMEA.

The increase in Americas’ general and administrative expenses, as a percentage of revenues, was primarily attributable to higher compensation costs of 0.7% driven by ramp up in the current period for new and existing client programs principally within the communications vertical, higher equipment maintenance costs of 0.3%, higher legal and professional fees of 0.3%, higher insurance costs of 0.3% due to a net (gain) on insurance settlement in the prior period, higher software maintenance costs of 0.2% and higher other costs of 0.1%, partially offset by a reduction in technology costs of 0.3% allocated from corporate and lower training costs of 0.2%.

The decrease in EMEA’s general and administrative expenses, as a percentage of revenues, was primarily attributable to a gain on settlement of Qelp’s contingent consideration of 4.3% and lower facility-related costs of 0.7%, partially offset by higher consulting costs of 0.3%, higher recruiting costs of 0.2% and higher other costs of 0.2%.

The increase of $0.8 million in Other general and administrative expenses, which includes corporate and other costs, was primarily attributable to a reduction in technology costs of $0.6 million allocated to the Americas, higher training costs of $0.3 million, higher software maintenance costs of $0.2 million and higher other costs of $0.1 million, partially offset by lower legal and professional fees of $0.2 million and lower communications costs of $0.2 million.

Depreciation and Amortization

	Three Months Ended September 30,
	2016		2015
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Depreciation, net:
Americas	$11,364	3.5%	$9,474	3.7%	$1,890	-0.2%
EMEA	1,124	1.9%	1,161	1.9%	(37)	0.0%
Other	516	-	303	-	213	-

Consolidated	$13,004	3.4%	$10,938	3.4%	$2,066	0.0%

Amortization of intangibles:
Americas	$4,990	1.5%	$3,397	1.3%	$1,593	0.2%
EMEA	264	0.4%	241	0.4%	23	0.0%
Other	-	-	-	-	-	-

Consolidated	$5,254	1.4%	$3,638	1.1%	$1,616	0.3%

The increase in depreciation was primarily due to new depreciable fixed assets placed into service supporting site expansions as well as the addition of depreciable fixed assets acquired in conjunction with the April 2016 Clearlink acquisition, partially offset by certain fully depreciated fixed assets.

The increase in amortization was primarily due to the addition of intangible assets acquired in conjunction with the April 2016 Clearlink acquisition, partially offset by certain fully amortized intangible assets.

Other Income (Expense)

	Three Months Ended September 30,
(in thousands)	2016	2015	$ Change
Interest income	$135	$162	$(27)

Interest (expense)	$(1,578)	$(478)	$(1,100)

Other income (expense):
Foreign currency transaction gains (losses)	$778	$(1,926)	$2,704
Gains (losses) on foreign currency derivative instruments not designated as hedges	(110)	1,727	(1,837)
Other miscellaneous income (expense)	313	(672)	985

Total other income (expense)	$981	$(871)	$1,852

Interest income remained consistent with the comparable period in 2015.

The increase in interest (expense) was primarily due to $216.0 million in borrowings used to acquire Clearlink in April 2016.

The increase in other miscellaneous income (expense) was primarily due to the net investment income (losses) related to the investments held in rabbi trust. See Note 7, Investments Held in Rabbi Trust, of “Notes to Condensed Consolidated Financial Statements” for further information.

Income Taxes

	Three Months Ended September 30,
(in thousands)	2016	2015	$ Change
Income before income taxes	$29,209	$23,320	$5,889
Income taxes	$7,939	$3,310	$4,629

			% Change
Effective tax rate	27.2%	14.2%	13.0%

The increase in the effective tax rate in 2016 compared to 2015 is primarily due to the recognition in the prior period of a $2.2 million previously unrecognized tax benefit, inclusive of penalties and interest, arising from statute of limitations expirations and a $1.3 million reversal of a valuation allowance on deferred tax assets where it is more likely than not the assets will be realized due to the current financial position and results of operations for the current and preceding years. The increase in the effective tax rate was also affected by several additional factors, including shifts in earnings among the various jurisdictions in which we operate, none of which are individually material.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015

Revenues

	Nine Months Ended September 30,
	2016		2015
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change
Americas	$893,300	83.4%	$771,276	81.3%	$122,024
EMEA	177,488	16.6%	177,728	18.7%	(240)
Other	103	0.0%	58	0.0%	45

Consolidated	$1,070,891	100.0%	$949,062	100.0%	$121,829

Consolidated revenues increased $121.8 million, or 12.8%, for the nine months ended September 30, 2016 from the comparable period in 2015.

The increase in Americas’ revenues was due to Clearlink acquisition revenues of $81.8 million, new clients of $39.2 million and higher volumes from existing clients of $35.8 million, partially offset by end-of-life client programs of $23.9 million and a negative foreign currency impact of $10.9 million. Revenues from our offshore operations represented 41.8% of Americas’ revenues, compared to 45.1% for the comparable period in 2015.

The decrease in EMEA’s revenues was due to end-of-life client programs of $6.9 million and a negative foreign currency impact of $3.8 million, partially offset by new clients of $5.6 million and higher volumes from existing clients of $4.9 million.

Direct Salaries and Related Costs

	Nine Months Ended September 30,
	2016		2015
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$569,388	63.7%	$495,168	64.2%	$74,220	-0.5%
EMEA	125,468	70.7%	127,041	71.5%	(1,573)	-0.8%

Consolidated	$694,856	64.9%	$622,209	65.6%	$72,647	-0.7%

The increase of $72.6 million in direct salaries and related costs included a positive foreign currency impact of $10.7 million in the Americas and a positive foreign currency impact of $2.6 million in EMEA.

The decrease in Americas’ direct salaries and related costs, as a percentage of revenues, was primarily attributable to lower compensation costs of 1.7% driven by Clearlink’s operations which has lower direct labor costs relative to our mix of business in the prior period, lower communication costs of 0.5%, lower auto tow claim costs of 0.4% and lower other costs of 0.2%, partially offset by higher customer-acquisition advertising costs of 2.0% in connection with Clearlink’s operations and higher recruiting costs of 0.3%.

The decrease in EMEA’s direct salaries and related costs, as a percentage of revenues, was primarily attributable to lower fulfillment materials costs of 2.0% driven by lower demand in an existing client program, lower postage costs of 0.6% and lower other costs of 0.5%, partially offset by higher compensation costs of 2.3% driven by a decrease in agent productivity principally within the technology vertical in the current period.

General and Administrative

	Nine Months Ended September 30,
	2016		2015
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$179,045	20.0%	$142,435	18.5%	$36,610	1.5%
EMEA	34,082	19.2%	35,672	20.1%	(1,590)	-0.9%
Other	49,673	-	39,973	-	9,700	-

Consolidated	$262,800	24.5%	$218,080	23.0%	$44,720	1.5%

The increase of $44.7 million in general and administrative expenses included a positive foreign currency impact of $3.0 million in the Americas and a positive foreign currency impact of $1.1 million in EMEA.

The increase in Americas’ general and administrative expenses, as a percentage of revenues, was primarily attributable to higher compensation costs of 0.9% driven by ramp up in the current period for new and existing client programs principally within the communications and financial services verticals, higher equipment and maintenance costs of 0.2% and higher other costs of 0.6%, partially offset by a reduction in technology costs of 0.2% allocated from corporate.

The decrease in EMEA’s general and administrative expenses, as a percentage of revenues, was primarily attributable to a gain on settlement of Qelp’s contingent consideration of 1.5% and lower facility-related costs of 0.7%, partially offset by higher compensation costs of 0.6%, higher consulting costs of 0.3%, higher recruiting costs of 0.2% and higher other costs of 0.2%.

The increase of $9.7 million in Other general and administrative expenses, which includes corporate and other costs, was primarily attributable to higher compensation costs of $4.1 million, higher merger and integration costs of $4.0 million, a reduction in technology costs of $1.1 million allocated to the Americas, higher consulting costs of $0.5 million and higher software maintenance costs of $0.4 million, partially offset by lower other costs of $0.4 million.

Depreciation and Amortization

	Nine Months Ended September 30,
	2016		2015
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Depreciation, net:
Americas	$30,856	3.5%	$28,659	3.7%	$2,197	-0.2%
EMEA	3,450	1.9%	3,388	1.9%	62	0.0%
Other	1,442	-	957	-	485	-

Consolidated	$35,748	3.3%	$33,004	3.5%	$2,744	-0.2%

Amortization of intangibles:
Americas	$13,353	1.5%	$10,263	1.3%	$3,090	0.2%
EMEA	791	0.4%	241	0.1%	550	0.3%
Other	-	-	-	-	-	-

Consolidated	$14,144	1.3%	$10,504	1.1%	$3,640	0.2%

The increase in depreciation was primarily due to new depreciable fixed assets placed into service supporting site expansions as well as the addition of depreciable fixed assets acquired in conjunction with the April 2016 Clearlink acquisition, partially offset by certain fully depreciated fixed assets.

The increase in amortization was primarily due to the addition of intangible assets acquired in conjunction with the April 2016 Clearlink acquisition and the July 2015 Qelp acquisition, partially offset by certain fully amortized intangible assets.

Other Income (Expense)

	Nine Months Ended September 30,
(in thousands)	2016	2015	$ Change
Interest income	$429	$479	$(50)

Interest (expense)	$(3,967)	$(1,527)	$(2,440)

Other income (expense):
Foreign currency transaction gains (losses)	$3,534	$(2,951)	$6,485
Gains (losses) on foreign currency derivative instruments not designated as hedges	(1,434)	1,630	(3,064)
Other miscellaneous income (expense)	501	(546)	1,047

Total other income (expense)	$2,601	$(1,867)	$4,468

Interest income remained consistent with the comparable period in 2015.

The increase in interest (expense) was primarily due to $216.0 million in borrowings used to acquire Clearlink in April 2016.

The increase in other miscellaneous income (expense) was primarily due to the net investment income (losses) related to the investments held in rabbi trust. See Note 7, Investments Held in Rabbi Trust, of “Notes to Condensed Consolidated Financial Statements” for further information.

Income Taxes

	Nine Months Ended September 30,
(in thousands)	2016	2015	$ Change
Income before income taxes	$62,406	$62,350	$56
Income taxes	$18,044	$13,789	$4,255

			% Change
Effective tax rate	28.9%	22.1%	6.8%

The increase in the effective tax rate in 2016 compared to 2015 is primarily due to the recognition in the prior period of a $2.2 million previously unrecognized tax benefit, inclusive of penalties and interest, arising from statute of limitations expirations and a $1.3 million reversal of a valuation allowance on deferred tax assets where it is more likely than not the assets will be realized due to the current financial position and results of operations for the current and preceding years. The increase in the effective tax rate was also affected by several additional factors, including shifts in earnings among the various jurisdictions in which we operate, none of which are individually material.

Client Concentration

Our top ten clients accounted for approximately 50.1% and 48.6% of our consolidated revenues in the three months ended September 30, 2016 and 2015, respectively, and approximately 49.1% and 48.8% of our consolidated revenues in the nine months ended September 30, 2016 and 2015, respectively.

Total revenues by segment from AT&T Corporation (“AT&T”), a major provider of communication services for which we provide various customer support services over several distinct lines of AT&T businesses, were as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$65,847	20.2%	$50,235	19.5%	$176,701	19.8%	$163,680	21.2%
EMEA	-	0.0%	724	1.2%	-	0.0%	2,287	1.3%

	$65,847	17.1%	$50,959	16.0%	$176,701	16.5%	$165,967	17.5%

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

Total revenues by segment from our next largest client, which was in the financial services vertical in each of the periods, were as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$22,930	7.0%	$16,391	6.4%	$67,479	7.6%	$45,609	5.9%
EMEA	-	0.0%	-	0.0%	-	0.0%	-	0.0%

	$22,930	5.9%	$16,391	5.2%	$67,479	6.3%	$45,609	4.8%

Other than AT&T, total revenues by segment of our clients that each individually represents 10% or greater of that segment’s revenues in each of the periods were as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$-	0.0%	$-	0.0%	$-	0.0%	$-	0.0%
EMEA	24,112	40.4%	17,000	28.1%	70,298	39.6%	51,005	28.7%

	$24,112	6.3%	$17,000	5.3%	$70,298	6.6%	$51,005	5.4%

Business Outlook

For the twelve months ended December 31, 2016, we anticipate the following financial results:

•	Revenues in the range of $1,460.0 million to $1,465.0 million;

•	Effective tax rate of approximately 28.0%;

•	Fully diluted share count of approximately 42.3 million;

•	Diluted earnings per share in the range of $1.45 to $1.48; and

•	Capital expenditures in the range of $75.0 million to $80.0 million

Our full-year 2016 business outlook, as outlined above, reflects the revenue and earnings contributions associated with the Clearlink acquisition, which closed April 1, 2016.

We are adjusting our revenue and diluted earnings per share outlook to reflect the on-going impact of operational factors. These factors are attributable to a handful of clients and stem from the speedy pace of sizeable ramps, the over-delivery of volumes amid those ramps and client-driven program changes, all of which are leading to workforce challenges, including staffing inefficiencies. We have put into effect various action plans and expect to have these client programs operating at more normalized levels by the second half of 2017. The impact to full-year revenues relative to our July 2016 outlook is expected to be approximately $11.0 million, resulting in a slight reduction in diluted earnings per share.

Our revenues and earnings per share assumptions for the full-year 2016 are based on foreign exchange rates as of October 2016. Therefore, the continued volatility in foreign exchange rates between the U.S. Dollar and the functional currencies of the markets we serve could have a further impact, positive or negative, on revenues and earnings per share relative to the business outlook for the full-year, as discussed above.

We anticipate total other interest income (expense), net of approximately $(2.4) million for the full year 2016. These amounts include the accretion on the Qelp and Clearlink contingent consideration, which is expected to be a total of approximately $(0.8) million for the year. The amounts, however, exclude the potential impact of any future foreign exchange gains or losses in other income (expense).

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

On August 18, 2011, the Board authorized us to purchase up to 5.0 million shares of our outstanding common stock (the “2011 Share Repurchase Program”). On March 16, 2016, the Board authorized an increase of 5.0 million shares to the 2011 Share Repurchase Program, for a total of 10.0 million. A total of 5.0 million shares have been repurchased under the 2011 Share Repurchase Program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price, management discretion and general market conditions. The 2011 Share Repurchase Program has no expiration date.

During the nine months ended September 30, 2016, cash increased $103.3 million from operating activities, $216.0 from proceeds from the issuance of long-term debt, $10.3 million from the settlement of the net investment hedge, $2.1 million from excess tax benefits from stock-based compensation and $0.2 million from proceeds from grants. The increase in cash was offset by $205.3 million paid for the Clearlink acquisition (net of cash acquired), $59.3 million used for capital expenditures, $14.0 million to repay long-term debt, $4.9 million to repurchase common stock for minimum tax withholding on equity awards, $4.1 million to repurchase common stock and a $0.2 million investment in restricted cash, resulting in a $48.0 million increase in available cash (including the favorable effects of foreign currency exchange rates on cash and cash equivalents of $3.9 million).

Net cash flows provided by operating activities for the nine months ended September 30, 2016 were $103.3 million, compared to $94.9 million for the comparable period in 2015. The $8.4 million increase in net cash flows from operating activities was due to a net increase of $12.4 million in cash flows from assets and liabilities and a $0.2 million increase in non-cash reconciling items such as depreciation, amortization, unrealized foreign currency transaction (gains) losses and deferred income taxes, partially offset by a $4.2 million decrease in net income. The $12.4 million increase in 2016 from 2015 in cash flows from assets and liabilities was principally a result of a $22.4 million increase in other liabilities, a $7.0 million increase in taxes payable and a $5.9 million increase in deferred revenue, partially offset by a $22.5 million increase in accounts receivable and a $0.4 million increase in other assets. The $22.4 million increase in the change in other liabilities was primarily due to $12.4 million related to the timing of accrued employee compensation and benefits and $6.0 million related to other accrued expenses and current liabilities principally due to a $3.3 million change in fair value of derivatives and a $1.9 million change in legal reserves in the nine months ended September 30, 2016 over the comparable period in 2015. The $22.5 million increase in the change in accounts receivable was primarily due to the timing of billings and collections in the nine months ended September 30, 2016 over the comparable period in 2015.

Capital expenditures, which are generally funded by cash generated from operating activities, available cash balances and borrowings available under our credit facilities, were $59.3 million for the nine months ended September 30, 2016, compared to $36.3 million for the comparable period in 2015, an increase of $23.0 million. In 2016, we anticipate capital expenditures in the range of $75.0 million to $80.0 million, primarily for new seat additions, Enterprise Resource Planning upgrades, facility upgrades, maintenance and systems infrastructure.

On May 12, 2015, we entered into a $440 million revolving credit facility (the “2015 Credit Agreement”) with a group of lenders and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent, Swing Line Lender and Issuing Lender (“KeyBank”). The 2015 Credit Agreement is subject to certain borrowing limitations and includes certain customary financial and restrictive covenants. At September 30, 2016, we were in compliance with all loan requirements of the 2015 Credit Agreement and had $272.0 million of outstanding borrowings under this facility. On April 1, 2016, we borrowed $216.0 million under our 2015 Credit Agreement in connection with the acquisition of Clearlink. See Note 2, Acquisitions, of “Notes to Condensed Consolidated Financial Statements” for further information.

Our credit agreements had an average daily utilization of $272.0 million and $65.4 million during the three months ended September 30, 2016 and 2015, respectively, and $207.2 million and $70.0 million during the nine months ended September 30, 2016 and 2015, respectively. During the three months ended September 30, 2016 and 2015, the related interest expense, including the commitment fee and excluding the amortization of deferred loan fees, was $1.2 million and $0.3 million, respectively, which represented weighted average interest rates of 1.7% and 2.0%, respectively. During the nine months ended September 30, 2016 and 2015, the related interest expense, including the commitment fee and excluding the amortization of deferred loan fees, was $2.6 million and $1.0 million, respectively, which represented weighted average interest rates of 1.8% and 1.9%, respectively.

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

We are currently under audit in several tax jurisdictions. We received assessments for the Canadian 2003-2009 audit. Requests for Competent Authority Assistance were filed with both the Canadian Revenue Agency and the U.S. Internal Revenue Service and we paid mandatory security deposits to Canada as part of this process. The total amount of deposits, net of the effects of foreign exchange rate adjustments, are $14.1 million and $13.4 million as of September 30, 2016 and December 31, 2015, respectively, and are included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets. Although the outcome of examinations by taxing authorities is always uncertain, we believe we are adequately reserved for these audits and resolution is not expected to have a material impact on our financial condition and results of operations.

As part of the April 2016 Clearlink acquisition, we assumed contingent consideration liabilities related to four separate acquisitions made by Clearlink in 2015 and 2016, prior to the Merger. The fair value of the contingent consideration related to these previous acquisitions was $2.8 million as of April 1, 2016 and was based on achieving targets primarily tied to revenues for varying periods of time during 2016 and 2017. As of September 30, 2016, the fair value of the contingent consideration was $2.7 million. The estimated future value of the contingent consideration is $2.8 million and is expected to be paid on varying dates through July 2017.

In July 2015, we completed the acquisition of Qelp B.V. and its subsidiary (together, known as “Qelp”) pursuant to the definitive Share Sale and Purchase Agreement, dated July 2, 2015. The purchase price of $15.8 million was funded through cash on hand of $9.8 million and contingent consideration of $6.0 million. On September 26, 2016, we entered into an addendum to the Qelp Purchase Agreement with the Sellers to settle the outstanding contingent consideration for EUR 4.0 million ($4.5 million as of September 30, 2016) to be paid on June 30, 2017.

As of September 30, 2016, we had $283.3 million in cash and cash equivalents, of which approximately 89.6%, or $254.0 million, was held in international operations and is deemed to be indefinitely reinvested offshore. These funds may be subject to additional taxes if repatriated to the United States, including withholding tax applied by the country of origin and an incremental U.S. income tax, net of allowable foreign tax credits. There are circumstances where we may be unable to repatriate some of the cash and cash equivalents held by our international operations due to country restrictions. We do not intend nor currently foresee a need to repatriate these funds. We expect our current domestic cash levels and cash flows from operations to be adequate to meet our domestic anticipated working capital needs, including investment activities such as capital expenditures and debt repayment for the next twelve months and the foreseeable future. However, from time to time, we may borrow funds under our 2015 Credit Agreement as a result of the timing of our working capital needs, including capital expenditures. Additionally, we expect our current foreign cash levels and cash flows from foreign operations to be adequate to meet our foreign anticipated working capital needs, including investment activities such as capital expenditures for the next twelve months and the foreseeable future.

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

Off-Balance Sheet Arrangements and Other

As of September 30, 2016, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Contractual Obligations

The following table summarizes the material changes to our contractual obligations as of September 30, 2016, including the amounts that were assumed upon the acquisition of Clearlink in April 2016 and the related debt incurred in connection with the acquisition, and the effect these obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years	Other
Operating leases (1)	$88,853	$2,380	$22,166	$21,425	$42,882	$-
Purchase obligations (2)	10,779	5,402	4,871	506	-	-
Accounts payable (3)	3,351	3,351	-	-	-	-
Accrued employee compensation and benefits (3)	3,176	3,176	-	-	-	-
Other accrued expenses and current liabilities (4)	6,311	6,311	-	-	-	-
Long-term debt (5)	202,000	-	-	202,000	-	-
Other long-term liabilities (4)	920	-	920	-	-	-

	$315,390	$20,620	$27,957	$223,931	$42,882	$-

(1)	Amounts represent the change in expected cash payments under our operating leases. See Note 15, Commitments and Loss Contingency, to the accompaying Condensed Consolidated Financial Statements.
(2)

Amounts represent the change in expected cash payments under our purchase obligations, which include agreements to purchase goods or services that are enforceable and legally binding on us and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Purchase obligations exclude agreements that are cancelable without penalty . See Note 15, Commitments and Loss Contingency, to the accompaying Condensed Consolidated Financial Statements.

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

(5)	Amounts represent the change in outstanding borrowings. See Note 2, Acquisitions, and Note 11, Borrowings, to the accompanying Condensed Consolidated Financial Statements.

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

In order to hedge a portion of our anticipated cash flow requirements denominated in PHP, CRC, HUF and RON, we had outstanding forward contracts and options as of September 30, 2016 with counterparties through September 2017 with notional amounts totaling $103.9 million. As of September 30, 2016, we had net total derivative liabilities associated with these contracts with a fair value of $0.8 million, which will settle within the next 12 months. If the USD was to weaken against the PHP and CRC and the EUR was to weaken against the HUF and RON by 10% from current period-end levels, we would incur a loss of approximately $8.4 million on the underlying exposures of the derivative instruments. However, this loss would be mitigated by corresponding gains on the underlying exposures.

We had forward exchange contracts with notional amounts totaling $76.9 million to hedge net investments in our foreign operations. The purpose of these derivative instruments is to protect against the risk that the net assets of certain foreign subsidiaries will be adversely affected by changes in exchange rates and economic exposures related to our foreign currency-based investments in these subsidiaries. As of September 30, 2016, the fair value of these derivatives was a net liability of $1.9 million. The potential loss in fair value at September 30, 2016, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $7.8 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.

We had forward exchange contracts with notional amounts totaling $58.1 million that are not designated as hedges. The purpose of these derivative instruments is to protect against FX volatility pertaining to intercompany receivables and payables, and other assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies. As of September 30, 2016, the fair value of these derivatives was a net liability of $0.6 million. The potential loss in fair value at September 30, 2016, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $2.0 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.

We had embedded derivative contracts with notional amounts totaling $12.3 million that are not designated as hedges. As of September 30, 2016, the fair value of these derivatives was a net asset of $0.2 million. The potential loss in fair value at September 30, 2016, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $2.0 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.

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

Interest Rate Risk

Our exposure to interest rate risk results from variable debt outstanding under our revolving credit facility. We pay interest on outstanding borrowings at interest rates that fluctuate based upon changes in various base rates. As of September 30, 2016, we had $272.0 million in borrowings outstanding under the revolving credit facility. Based on our level of variable rate debt outstanding during the three and nine months ended September 30, 2016, a 1.0% increase in the weighted average interest rate, which generally equals the LIBOR rate plus an applicable margin, would have had an impact of $0.7 million and $1.6 million, respectively, on our results of operations.

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

Item 4. Controls and Procedures

As of September 30, 2016, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of September 30, 2016, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except for the change discussed under “Changes in Internal Control over Financial Reporting” below.

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

Item 1A. Risk Factors

For risk factors, see Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2015 filed on February 29, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary of stock repurchases for the three months ended September 30, 2016 (in thousands, except average price per share). See Note 14, Earnings Per Share, of “Notes to Condensed Consolidated Financial Statements” for information regarding our stock repurchase program.

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs (1)

July 1, 2016 - July 31, 2016	-	$-	-	5,138
August 1, 2016 - August 31, 2016	-	$-	-	5,138
September 1, 2016 - September 30, 2016	140	$29.46	140	4,998

Total	140		140	4,998

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

SYKES ENTERPRISES, INCORPORATED
(Registrant)

Date: November 1, 2016	By: /s/ John Chapman
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