Form 10-K
period 2016-12-31
SYKES ENTERPRISES INC
filed 2017-03-01
CIK 1010612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the shares of voting common stock held by non-affiliates of the Registrant computed by reference to the closing sales price of such shares on the NASDAQ Global Select Market on June 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter, was $1,200,267,356.

As of February 9, 2017, there were 42,894,518 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Documents	Form 10-K Reference
Portions of the Proxy Statement for the year 2017 Annual Meeting of Shareholders	Part III Items 10–14

PART I

Item 1. Business

General

Sykes Enterprises, Incorporated and consolidated subsidiaries (“SYKES,” “our,” “us” or “we”) is a global business process outsourcing (“BPO”) leader in providing comprehensive inbound customer engagement solutions and services to Global 2000 companies primarily in the communications, financial services, healthcare, technology, transportation, retail and other industries. Our differentiated end-to-end solutions and service platform effectively engages consumers at every touch point in their customer lifecycle, starting from digital marketing and acquisition to customer support, technical support, up-sell/cross-sell and retention. We serve our clients through two geographic operating regions: the Americas (United States, Canada, Latin America, Australia and the Asia Pacific Rim) and EMEA (Europe, the Middle East and Africa). Our Americas and EMEA regions primarily provide customer engagement services (with an emphasis on inbound technical support, digital marketing and demand generation, and customer service), which includes customer assistance, healthcare and roadside assistance, technical support, and product and service sales to our clients’ customers. These services are delivered through multiple communication channels including phone, e-mail, social media, text messaging, chat and digital self-service. We also provide various enterprise support services in the United States that include services for our clients’ internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, we also provide fulfillment services, which includes order processing, payment processing, inventory control, product delivery and product returns handling. (See Note 25, Segments and Geographic Information, of the accompanying “Notes to Consolidated Financial Statements” for further information on our segments.) Our complete service offering helps our clients acquire, retain and increase the lifetime value of their customer relationships. We have developed an extensive global reach with customer engagement centers across six continents, including North America, South America, Europe, Asia, Australia and Africa. We deliver cost-effective solutions that enhance the customer service experience, promote stronger brand loyalty, and bring about high levels of performance and profitability.

SYKES was founded in 1977 in North Carolina and we moved our headquarters to Florida in 1993. In March 1996, we changed our state of incorporation from North Carolina to Florida. Our headquarters are located at 400 North Ashley Drive, Suite 2800, Tampa, Florida 33602, and our telephone number is (813) 274-1000.

In April 2016, we completed the acquisition of Clear Link Holdings, LLC (“Clearlink”), pursuant to a definitive Agreement and Plan of Merger, dated March 6, 2016. We have reflected Clearlink’s operating results in the accompanying Consolidated Statement of Operations for the period from April 1, 2016 to December 31, 2016.

In July 2015, we completed the acquisition of Qelp B.V. and its subsidiary (together, known as “Qelp”), pursuant to definitive Share Sale and Purchase Agreement, dated July 2, 2015. We have reflected Qelp’s operating results in the accompanying Consolidated Statements of Operations for the period from July 2, 2015 to December 31, 2015 and the year ended December 31, 2016.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as well as our proxy statements and other materials which are filed with, or furnished to, the Securities and Exchange Commission (“SEC”) are made available, free of charge, on or through our Internet website at www.sykes.com (click on “Company” then “Investor Relations” and then “SEC Filings”) as soon as reasonably practicable after they are filed with, or furnished to, the SEC.

Industry Overview

The customer engagement solutions and services industry – which includes services such as digital marketing and demand generation, customer acquisition, customer support and customer retention – is highly fragmented and significant in size. According to Ovum, an industry research firm, the total number of individuals, or agent positions, working in the customer engagement services industry worldwide was estimated at roughly 10.2 million in 2016. With approximately 78% of the customer engagement work done by in-house engagement centers, the number of agent positions working for outsourcers, such as SYKES, was estimated at 2.2 million in 2016. The outsourced and total agent positions are forecasted by Ovum to grow at compound annual growth rate of 4.9% and 2.8%, respectively, from 2016 to 2018. It is estimated that no single outsourcer has more than five percent of the total agent positions worldwide. Measured in dollar terms, the size of the outsourced portion of the customer engagement solutions and services industry worldwide was estimated at approximately $72 billion in 2016, according to

International Data Corporation (“IDC”), an industry research firm. IDC also estimates that the outsourced portion of the customer engagement solutions and services industry is expected to grow to approximately $81 billion by 2018, a compound annual growth rate of 6.1% from 2016 to 2018.

We believe that growth for broader outsourced customer engagement solutions and services will be fueled by the trend of Global 2000 companies and medium-sized businesses utilizing outsourcers. In today’s marketplace, companies increasingly are seeking a comprehensive suite of innovative full lifecycle customer engagement management solutions and services that allow them to acquire customers, enhance the end user’s experience with their products and services, strengthen and enhance their company brands, maximize the lifetime value of their customers through retention and up-sell and cross-sell, efficiently and effectively deliver human interactions when and where customers value it most, and deploy best-in-class customer management strategies, processes and technologies. However, a myriad of factors, among them intense global competition, pricing pressures, softness in the global economy and rapid changes in technology, continue to make it difficult for companies to cost-effectively maintain the in-house personnel necessary to handle all of their customer engagement needs.

To address these needs, we offer comprehensive global customer engagement solutions and services that leverage brick-and-mortar and at-home agent delivery infrastructure as well as digital self-service capabilities. We provide consistent high-value support for our clients’ customers across the globe in a multitude of languages, leveraging our dynamic, secure communications infrastructure and our global footprint that reaches across 20 countries. This global footprint includes established brick-and-mortar operations in both onshore and offshore geographies where companies have access to high-quality customer engagement solutions at lower costs compared to other markets. We further complement our brick-and-mortar global delivery model with a highly differentiated and ready-made best-in-class at-home agent delivery model. In addition, we provide digital self-service customer support that differentiates our go-to-market strategy as it expands options for companies to best service their customers in their channel of choice to deliver an “effortless customer experience.” By working in partnership with outsourcers, companies can ensure that the crucial task of acquiring, growing and retaining their customer base is addressed while creating operating flexibility, enabling focus on their core competencies, ensuring service excellence and execution, achieving cost savings through a variable cost structure, leveraging scale, entering niche markets speedily, and efficiently allocating capital within their organizations.

Business Strategy

Broadly speaking, our value proposition to our clients is that of a trusted partner, which provides a comprehensive suite of full lifecycle customer engagement solutions and services to Global 2000 companies that drive customer acquisition, differentiation, brand loyalty and increased lifetime value of end customer relationships. By outsourcing their customer acquisition and service solutions to us, clients are able to achieve designs of exceptional customer experience and drive tangible business impact with greater operational flexibility, enhanced revenues, lower operating costs and faster speed to market, all of which are at the center of our value proposition. At a tactical level, we deliver on this value proposition through consistent delivery of operational and client excellence. Our business strategy is to leverage this value proposition in order to capitalize on and increase our share of the large and underpenetrated addressable market opportunity for customer engagement solutions and services worldwide. We believe through successful execution of our business strategy, we could generate a healthy level of revenue growth and drive targeted long-term operating margins. To deliver on our long-term growth potential and operating margin objectives, we need to manage the key levers of our business strategy, the principles of which include the following:

Build Long-Term Client Relationships Through Customer Service Excellence. We believe that providing high-value, high-quality service is critical in our clients’ decisions to outsource and in building long-term relationships with our clients. To ensure service excellence and consistency across each of our centers globally, we leverage a portfolio of techniques, including SYKES Science of Service®. This standard is a compilation of more than 30 years of experience and best practices. Every customer engagement center strives to meet or exceed the standard, which addresses leadership, hiring and training, performance management down to the agent level, forecasting and scheduling, and the client relationship including continuous improvement, disaster recovery plans and feedback.

Increasing Share of Seats Within Existing Clients and Winning New Clients. We provide customer engagement solutions and services to Global 2000 companies. With this large target market, we have the opportunity to grow our client base. We strive to achieve this by winning a greater share of our clients’ in-house seats as well as gaining share from our competitors by providing consistently high-quality service as clients continue to consolidate their vendor base. In addition, as we further integrate the recently-acquired digital marketing, demand generation and customer acquisition or sales conversion capabilities of Clearlink and leverage it across our brick-and-mortar and at-home agent delivery platforms both domestically and internationally within our vertical markets mix, we plan to win new clients as a way to broaden our base of growth.

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

Maximizing Capacity Utilization Rates and Strategically Adding Seat Capacity. Revenues and profitability growth are driven by increasing the capacity utilization rate in conjunction with seat capacity additions. We plan to sustain our focus on increasing the capacity utilization rate by further penetrating existing clients, adding new clients and rationalizing underutilized seat capacity as deemed necessary. With greater operating flexibility resulting from our at-home agent delivery model, we can rationalize underutilized capacity more efficiently and drive capacity utilization rates.

Broadening At-Home Agent and Brick-and-Mortar Global Delivery Footprint. Just as increased capacity utilization rates and increased seat capacity are key drivers of our revenues and profitability growth, where we deploy both the seat capacity and the at-home agent delivery platform geographically is also important. By broadening and continuously strengthening our brick-and-mortar global delivery footprint and our at-home agent delivery platform, we are able to meet both our existing and new clients’ customer engagement needs globally as they enter new markets. At the end of 2016, our global delivery brick-and-mortar footprint spanned 20 countries while our at-home agent delivery platform was recently launched in EMEA, building on our existing presence in 40 states and nine provinces within the U.S. and Canada, respectively.

Creating Value-Added Service Enhancements. To improve both revenue and margin expansion, we will continue to introduce new service offerings and add-on enhancements. Digital marketing and demand generation, multilingual customer support, digital self-service support and back office services are examples of horizontal service offerings, while data analytics and process improvement products are examples of add-on enhancements. Additionally, with the rapid emergence of on-line communities, such as Facebook and Twitter, we continue to make on-going investments in our social media service offerings, which can be leveraged across both our brick-and-mortar and at-home agent delivery platforms.

Continuing to Focus on Expanding the Addressable Market Opportunities. As part of our growth strategy, we continually seek to expand the number of markets we serve. The United States, Canada and Germany, for instance, are markets which are served by in-country centers, centers in offshore regions or a combination thereof. We continually seek ways to broaden the addressable market for our customer engagement services. We currently operate in 14 markets.

Continue to Grow Our Business Organically and through Acquisitions. We have grown our customer engagement solutions and services utilizing a strategy of both internal organic growth and external acquisitions. Our organic growth and acquisition strategy is to target markets, clients, verticals, delivery geographies and service mix that will expand our addressable market opportunity, and thus drive our organic growth. Entry into The Philippines, El Salvador, Romania and Colombia are examples of how we leveraged these delivery geographies to further penetrate our base of both existing and new clients, verticals and service mix in order to drive organic growth. While the Alpine Access, Inc. (“Alpine”), Qelp and Clearlink acquisitions are examples of how we used acquisitions to augment our service offerings and differentiate our delivery model, the ICT Group, Inc. (“ICT”) acquisition is an example of how we used an acquisition to gain overall size and critical mass in key verticals, clients and geographies.

Strategic Rationale for the Clearlink Acquisition

We completed the acquisition of Clearlink in April 2016. Clearlink is one of the leading inbound demand generation and sales conversion platforms serving numerous business-to-consumer and business-to-business clients across various industries and subsectors, including telecommunications, satellite television, home security and insurance. Consumers are rapidly adopting and increasing their utilization of digital channels as a preferred method to engage with brands, whether that engagement is before, during, or after purchase. The acquisition of Clearlink positions us to capitalize on the trends around the digital customer experience lifecycle, in particular the convergence of customer care and customer acquisition. Combining Clearlink’s digital marketing, demand generation, and sales conversion model with our post-sales customer care and support capabilities allows us to provide the market with a unique and differentiated global customer interaction management platform that more effectively engages digital consumers at every touch point in the customer lifecycle.

Through the acquisition of Clearlink, we further:

•	extended our competitive advantage, thus enabling us to further capitalize on the trend toward vendor consolidation;

•	expanded our suite of service offerings that can scale across the global markets, verticals and client portfolios;

•	broadened the addressable market opportunity as it enables a greater share of the customer engagement value chain; and

•	created more entry points to capture new clients while extending our executive level reach within existing clients’ organizations.

Services

We specialize in providing comprehensive inbound outsourced customer engagement solutions and services in the BPO arena on a global basis. These services include digital marketing, demand generation, customer acquisition, customer support, technical support, up-sell/cross-sell and retention. Our comprehensive customer engagement solutions and services are provided through two reportable segments — the Americas and EMEA. The Americas region, representing 83.6% of consolidated revenues in 2016, includes the United States, Canada, Latin America, Australia and the Asia Pacific Rim. The sites within Latin America and the Asia Pacific Rim are included in the Americas region as they provide a significant service delivery vehicle for U.S.-based companies that are utilizing our customer engagement solutions and services in these locations to support their customer care needs. In addition, the Americas region also includes revenues from our at-home agent delivery solution, which serves markets in both the U.S. and Canada. The EMEA region, representing 16.4% of consolidated revenues in 2016, includes Europe, the Middle East and Africa. See Note 25, Segments and Geographic Information, of the accompanying “Notes to Consolidated Financial Statements” for further information on our segments. The following is a description of our customer engagement solutions and services:

Outsourced Customer Engagement Solutions and Services. Our outsourced customer engagement solutions and services represented approximately 99.2% of total 2016 consolidated revenues. Each year, we handle over 250 million customer engagements including phone, e-mail, social media, text messaging, chat and digital self-service support throughout the Americas and EMEA regions. We provide these services utilizing our advanced technology infrastructure, human resource management skills and industry experience. These services include:

•

Customer care — Customer care contacts primarily include product information requests, describing product features, activating customer accounts, resolving complaints, cross-selling/up-selling, handling billing inquiries, changing addresses, claims handling, ordering/reservations, prequalification and warranty management, providing health information and roadside assistance;

•

Technical support — Technical support contacts primarily include handling inquiries regarding hardware, software, communications services, communications equipment, Internet access technology and Internet portal usage; and

•

Customer acquisition — Our customer acquisition services are focused around digital marketing, demand generation, and in-bound sales conversion, as well as inbound and some outbound up-selling of our clients’ products and services.

We provide these services, primarily inbound customer calls, in many languages through our extensive global network of customer engagement centers. In addition, we augment those in-bound calls with the option of digital self-service customer support. Our technology infrastructure and managed service solutions allow for effective distribution of calls to one or more centers. These technology offerings provide our clients and us with the leading edge tools needed to maximize quality and customer satisfaction while controlling and minimizing costs.

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

Operations

Customer Engagement Centers. We operate across 20 countries in 74 customer engagement centers, which breakdown as follows: 20 centers across Europe and Egypt, 26 centers in the United States, four centers in Canada, three centers in Australia and 21 centers offshore, including the People’s Republic of China, The Philippines, Costa Rica, El Salvador, India, Mexico, Brazil and Colombia. In addition to our customer engagement centers, we employ approximately 5,200 at-home customer engagement agents across 40 states in the U.S. and across nine provinces in Canada.

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

Our data warehouse captures and downloads customer engagement information for reporting on a daily, real-time and historical basis. This data provides our clients with direct visibility into the services that we are providing for them. The data warehouse supplies information for our performance management systems such as our agent scorecarding application, which provides us with the information required for effective management of our operations.

Our customer engagement centers are protected by a fire extinguishing system, backup generators with significant capacity and 24 hour refueling contracts and short-term battery backups in the event of a power outage, reduced voltage or a power surge. Rerouting of call volumes to other customer engagement centers is also available in the event of a telecommunications failure, natural disaster or other emergency. Security measures are imposed to prevent unauthorized physical access. Software and related data files are backed up daily and stored off site at multiple locations. We carry business interruption insurance covering interruptions that might occur as a result of certain types of damage to our business.

Fulfillment Centers. We currently have one fulfillment center located in Europe. We provide our fulfillment services primarily to certain clients operating in Europe who desire this complementary service in connection with outsourced customer engagement services.

Enterprise Support Services Office. Our enterprise support services office, located in a metropolitan area in the United States, provides recruitment services for high-end knowledge workers, a local presence to service major accounts, and outsourced corporate help desk solutions.

Sales and Marketing

Our sales and marketing objective is to leverage our vertical expertise, global presence, and end-to-end lifecycle of service offerings to develop long-term relationships with existing and future clients. Our customer engagement solutions have been developed to help our clients market, acquire, retain and increase the lifetime value of their customer relationships. Our plans for increasing our visibility and impacting the market include the launch of new service offerings in digital support and digital marketing, participation in market-specific industry associations, trade shows and seminars, digital and content marketing to industry leading corporations, and consultative personal visits and solution designs. We research and publish thought provoking perspectives on key industry issues, and use forums, speaking engagements, articles and white papers, as well as our website and broad global digital and social media presence to establish our leadership position in the market.

Our sales force is composed of business development managers who pursue new business opportunities and strategic account managers who manage and grow relationships with existing accounts. We emphasize account development to strengthen relationships with existing clients. Business development management and strategic account managers are assigned to markets in their area of expertise in order to develop a complete understanding of each client’s particular needs, to form strong client relationships and encourage cross-selling of our other service offerings. We have inside customer sales representatives who receive customer inquiries and who provide pre-sales relationship development for the business development managers. Utilizing best practices from our recent Clearlink acquisition, we are employing modern methods of search and digital marketing to cultivate interest in our brand and services. We use a methodical approach to collecting client feedback through quarterly business reviews, annual strategic reviews, and through our bi-annual Voice of the Client program, which enables us to react to early warning signs, and quickly identify and remedy challenges. It also is used to highlight our most loyal clients, who we then work with to provide references, testimonials and joint speaking engagements at industry conferences.

As part of our marketing efforts, we invite existing and potential clients to experience our customer engagement centers and at-home agent delivery operations, where we can demonstrate the expertise of our skilled staff in partnering to deliver new ways of growing clients’ revenues, customer satisfaction and retention rates, and thus profit, through timely, insightful and proven solutions. This forum allows us to demonstrate our capabilities to design, launch and scale programs. It also allows us to illustrate our best innovations in talent management, analytics, and digital channels, and how they can be best integrated into a program’s design.

Clients

We provide service to clients from our locations in the United States, Canada, Latin America, Australia, the Asia Pacific Rim, Europe and Africa. These clients are Global 2000 corporations, medium-sized businesses and public institutions, which span the communications, financial services, technology/consumer, transportation and leisure, healthcare and other industries. Revenue by industry vertical for 2016, as a percentage of our consolidated revenues, was 37% for communications, 24% for financial services, 18% for technology/consumer, 7% for transportation and leisure, 5% for healthcare, 3% for retail and 6% for all other verticals, including government and utilities. We believe our globally recognized client base presents opportunities for further cross marketing of our services.

Total revenues by segment from AT&T Corporation, a major provider of communication services for which we provide various customer support services, were as follows (in thousands):

	Years Ended December 31,
	2016		2015		2014
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$239,033	19.6%	$217,449	20.8%	$212,607	19.9%
EMEA	—	0.0%	3,003	1.2%	3,519	1.4%

	$239,033	16.4%	$220,452	17.1%	$216,126	16.3%

We have multiple distinct contracts with AT&T spread across multiple lines of businesses, which expire at varying dates between 2017 and 2018. We have historically renewed most of these contracts. However, there is no assurance that these contracts will be renewed, or if renewed, will be on terms as favorable as the existing contracts. Each line of business is governed by separate business terms, conditions and metrics. Each line of business also has a separate decision maker such that a loss of one line of business would not necessarily impact our relationship with the client and decision makers on other lines of business. The loss of (or the failure to retain a significant amount of business with) any of our key clients, including AT&T, could have a material adverse effect on our performance. Many of our contracts contain penalty provisions for failure to meet minimum service levels and are cancelable by the client at any time or on short notice. Also, clients may unilaterally reduce their use of our services under our contracts without penalty.

Total revenues by segment from our next largest client, which was in the financial services vertical in each of the years, were as follows (in thousands):

	Years Ended December 31,
	2016		2015		2014
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$90,508	7.4%	$62,980	6.0%	$70,255	6.6%
EMEA	—	0.0%	—	0.0%	—	0.0%

	$90,508	6.2%	$62,980	4.9%	$70,255	5.3%

Other than AT&T, total revenues by segment of our clients that each individually represent 10% or greater of that segment’s revenues in each of the years were as follows (in thousands):

	Years Ended December 31,
	2016		2015		2014
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$—	0.0%	$—	0.0%	$—	0.0%
EMEA	96,115	40.2%	68,720	28.5%	79,811	31.1%

	$96,115	6.6%	$68,720	5.3%	$79,811	6.0%

Our top ten clients accounted for approximately 49.2%, 48.5% and 46.8% of our consolidated revenues during the years ended December 31, 2016, 2015 and 2014, respectively.

Competition

The industry in which we operate is global and, therefore, highly fragmented and extremely competitive. While many companies provide customer engagement solutions and services, we believe no one company is dominant in the industry.

In most cases, our principal competition stems from our existing and potential clients’ in-house customer engagement operations. When it is not the in-house operations of a client or potential client, our public and private direct competition includes 24/7 Customer, Alorica, Arise, Atento, Concentrix, Convergys, Groupe Acticall/Sitel, iQor, LiveOps, StarTek, Sutherland, Teleperformance, TeleTech, Transcom and Working Solutions, as well as the customer care arm of such companies as Accenture, Conduent, Infosys, Tech Mahindra and Wipro, among others. There are other numerous and varied providers of such services, including firms specializing in various CRM consulting, other customer engagement solutions providers, niche or large market companies, as well as product distribution companies that provide fulfillment services. Some of these companies possess substantially greater resources, greater name recognition and a more established customer base than we do.

We believe that the most significant competitive factors in the sale of outsourced customer engagement services include service quality, tailored value-added service offerings, industry experience, advanced technological capabilities, global coverage, reliability, scalability, security, price and financial strength. As a result of intense competition, outsourced customer engagement solutions and services frequently are subject to pricing pressure. Clients also require outsourcers to be able to provide services in multiple locations. Competition for contracts for many of our services takes the form of competitive bidding in response to requests for proposal.

Intellectual Property

The success of our business depends, in part, on our proprietary technology and intellectual property. We rely on a combination of intellectual property laws and contractual arrangements to protect our intellectual property. We and our subsidiaries have registered various trademarks and service marks in the U.S. and/or other countries, including SYKES®, REAL PEOPLE. REAL SOLUTIONS®, SYKES HOME®, SYKES HOME POWERED BY ALPINE ACCESS®, SCIENCE OF SERVICE®, ALPINE ACCESS®, ALPINE ACCESS UNIVERSITY®, TALENTSPROUT®, SECURE TALK®, CLEARLINK®, BUYCALLS®, A SECURE LIFE®, and LEADAMP®. The duration of trademark and service mark registrations varies from country to country but may generally be renewed indefinitely as long as the marks are in use and their registrations are properly maintained. We have a pending U.S. patent application which relates to a system and method of analysis and recommendation for distributed employee management and digital collaboration. Our subsidiary, Alpine, was issued U.S. Patent No. 8,565,413 in 2013 which relates to a system and method for establishment and management of a remote agent engagement center. Alpine was also issued U.S. Patent No. 9,100,484 in 2015 which relates to a secure call environment. Clearlink’s subsidiary, LeadAmp, has a pending U.S. patent application which relates to lead management software.

Employees

As of January 31, 2017, we had approximately 55,525 employees worldwide, including 44,200 customer engagement agents handling technical and customer support inquiries at our centers, 5,200 at-home customer engagement agents handling technical and customer support inquiries, 6,000 in management, administration, information technology, finance, sales and marketing roles, 25 in enterprise support services and 100 in fulfillment services. Our employees, with the exception of approximately 500 employees in Brazil and various European countries, are not union members and we have never suffered a material interruption of business as a result of a labor dispute. We consider our relations with our employees worldwide to be satisfactory.

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

Executive Officers

The following table provides the names and ages of our executive officers, and the positions and offices currently held by each of them:

Name	Age	Principal Position
Charles E. Sykes	54	President and Chief Executive Officer and Director
John Chapman	50	Executive Vice President and Chief Financial Officer
Lawrence R. Zingale	60	Executive Vice President and General Manager
Andrew J. Blanchard	59	Executive Vice President and General Manager
James D. Farnsworth	51	Executive Vice President and General Manager
Jenna R. Nelson	53	Executive Vice President, Human Resources
David L. Pearson	58	Executive Vice President and Chief Information Officer
James T. Holder	58	Executive Vice President, General Counsel and Corporate Secretary
William N. Rocktoff	54	Global Vice President and Corporate Controller

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

Lawrence R. Zingale joined SYKES in January 2006 as Senior Vice President, Global Sales and Client Management. In May 2010, he was named Executive Vice President, Global Sales and Client Management and in September 2012, he was named Executive Vice President and General Manager. Prior to joining SYKES, Mr. Zingale served as Executive Vice President and Chief Operating Officer of StarTek, Inc. since 2002. From December 1999 until November 2001, Mr. Zingale served as President of the Americas at Stonehenge Telecom, Inc. From May 1997 until November 1999, Mr. Zingale served as President and Chief Operating Officer of International Community Marketing. From February 1980 until May 1997, Mr. Zingale held various senior level positions at AT&T.

Andrew J. Blanchard joined SYKES in November 2014 as Executive Vice President and General Manager. From 2013 until his joining SYKES, Mr. Blanchard served as Managing Partner at Avasant, a globally ranked third-party advisory and consulting firm. Prior to 2013, Mr. Blanchard had a 30-year career at Accenture, formerly Andersen Consulting, working across the organization in various leadership roles; subsequently being named Managing Director of a new division, which focused on the global customer contact management industry.

James D. Farnsworth joined SYKES in November 2016 as Executive Vice President and General Manager. From 2015 until his joining SYKES, Mr. Farnsworth was President and Chief Executive Officer of Conduit Global, a business process outsourcing company. From 2014 to 2015, Mr. Farnsworth was Executive Vice President and General Manager of consulting and professional services. From 2009 to 2014, Mr. Farnsworth was Co-Founder and Chief Executive Officer of virtualwirks, a professional services firm focused on virtualization of people, performance and business practices. From 2006 to 2009 and from 1998 to 2003, Mr. Farnsworth was at Teletech Holdings, a business process outsourcing firm, where he was Senior Vice President and General Manager of Global Delivery and he was in Operations. From 2004 to 2005, Mr. Farnsworth was at Startek, a business process outsourcing firm, where he was Senior Vice President of Operations and Client Services. And from 2004 to 2005, Mr. Farnsworth was Chief Operating Officer of Alpine Access, an at-home agent business process outsourcer.

Jenna R. Nelson joined SYKES in August 1993 and was named Senior Vice President, Human Resources, in July 2001. In May 2010, she was named Executive Vice President, Human Resources. From January 2001 until July 2001, Ms. Nelson held the position of Vice President, Human Resources. In August 1998, Ms. Nelson was appointed Vice President, Human Resources, and held the position of Director, Human Resources and Administration, from August 1996 to July 1998. From August 1993 until July 1996, Ms. Nelson served in various management positions within SYKES, including Director of Administration.

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

Factors that could cause actual results to differ materially from what is expressed or forecasted in such forward-looking statements include, but are not limited to: the marketplace’s continued receptivity to our terms and elements of services offered under our standardized contract for future bundled service offerings; our ability to continue the growth of our service revenues through additional customer engagement centers; our ability to further penetrate into vertically integrated markets; our ability to expand revenues within the global markets; our ability to continue to establish a competitive advantage through sophisticated technological capabilities, and the following risk factors:

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

We derive a substantial portion of our revenues from a few key clients. Our top ten clients accounted for approximately 49.2% of our consolidated revenues in 2016. The loss of (or the failure to retain a significant amount of business with) any of our key clients could have a material adverse effect on our business, financial condition and results of operations. Many of our contracts contain penalty provisions for failure to meet minimum service levels and are cancelable by the client at any time or on short-term notice. Also, clients may unilaterally reduce their use of our services under these contracts without penalty. Thus, our contracts with our clients do not ensure that we will generate a minimum level of revenues.

Cyber-attacks as well as improper disclosure or control of personal information could result in liability and harm our reputation, which could adversely affect our business and results of operations.

Our business is heavily dependent upon our computer and voice technologies, systems and platforms. Internal or external attacks on any of those could disrupt the normal operations of our engagement centers and impede our ability to provide critical services to our clients, thereby subjecting us to liability under our contracts. Additionally, our business involves the use, storage and transmission of information about our employees, our clients and customers of our clients. While we take measures to protect the security of, and unauthorized access to, our systems, as well as the privacy of personal and proprietary information, it is possible that our security controls over our systems, as well as other security practices we follow, may not prevent the improper access to or disclosure of personally identifiable or proprietary information. Such disclosure could harm our reputation and subject us to liability under our contracts and laws that protect personal data, resulting in increased costs or loss of revenue. Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions and countries in which we provide services. Our failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in legal liability or impairment to our reputation in the marketplace, which could have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to substantial competition.

The markets for many of our services operate on a commoditized basis and are highly competitive and subject to rapid change. While many companies provide outsourced customer engagement services, we believe no one company is dominant in the industry. There are numerous and varied providers of our services, including firms specializing in engagement center operations, temporary staffing and personnel placement, consulting and integration firms, and niche providers of outsourced customer engagement services, many of whom compete in only certain markets. Our competitors include both companies that possess greater resources and name recognition than we do, as well as small niche providers that have few assets and regionalized (local) name recognition instead of global name recognition. In addition to our competitors, many companies who might utilize our services or the services of one of our competitors may utilize in-house personnel to perform such services. Increased competition, our failure to compete successfully, pricing pressures, loss of market share and loss of clients could have a material adverse effect on our business, financial condition and results of operations.

Many of our large clients purchase outsourced customer engagement services from multiple preferred vendors. We have experienced and continue to anticipate significant pricing pressure from these clients in order to remain a preferred vendor. These companies also require vendors to be able to provide services in multiple locations. Although we believe we can effectively meet our clients’ demands, there can be no assurance that we will be able to compete effectively with other outsourced customer engagement services companies on price. We believe that the most significant competitive factors in the sale of our core services include the standard requirements of service quality, tailored value-added service offerings, industry experience, advanced technological capabilities, global coverage, reliability, scalability, security, price and financial strength.

The concentration of customer engagement centers in certain geographies poses risks to our operations which could adversely affect our financial condition.

Although we have engagement centers in many locations throughout the world, we have a concentration of centers in certain geographies outside of the U.S. and Canada, specifically The Philippines and Latin America. Our concentration of operations in those geographies is a result of our ability to access significant numbers of employees with certain language and other skills at costs that are advantageous. However, the concentration of business activities in any geographical area creates risks which could harm operations and our financial condition. Certain risks, such as natural disasters, armed conflict and military or civil unrest, political instability and disease transmission, as well as the risk of interruption to our delivery systems, is magnified when the realization of these, or any other risks, would effect a large portion of our business at once, which may result in a disproportionate increase in operating costs.

Our business is dependent on the trend toward outsourcing.

Our business and growth depend in large part on the industry trend toward outsourced customer engagement services. Outsourcing means that an entity contracts with a third party, such as us, to provide customer engagement services rather than perform such services in-house. There can be no assurance that this trend will continue, as organizations may elect to perform such services themselves. A significant change in this trend could have a material adverse effect on our business, financial condition and results of operations. Additionally, there can be no assurance that our cross-selling efforts will cause clients to purchase additional services from us or adopt a single-source outsourcing approach.

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

Rapid technological advances, frequent new product introductions and enhancements, and changes in client requirements characterize the market for outsourced customer engagement services. Technological advancements in voice recognition software, as well as self-provisioning and self-help software, along with call avoidance technologies, have the potential to adversely impact call volume growth and, therefore, revenues. Our future success will depend in large part on our ability to service new products, platforms and rapidly changing technology. These factors will require us to provide adequately trained personnel to address the increasingly sophisticated, complex and evolving needs of our clients. In addition, our ability to capitalize on our acquisitions will depend on our ability to continually enhance software and services and adapt such software to new hardware and operating system requirements. Any failure by us to anticipate or respond rapidly to technological advances, new products and enhancements, or changes in client requirements could have a material adverse effect on our business, financial condition and results of operations.

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

Emergency interruption of customer engagement center operations could affect our business and results of operations.

Our operations are dependent upon our ability to protect our customer engagement centers and our information databases against damage that may be caused by fire, earthquakes, severe weather and other disasters, power failure, telecommunications failures, unauthorized intrusion, computer viruses and other emergencies. The temporary or permanent loss of such systems could have a material adverse effect on our business, financial condition and results of operations. Notwithstanding precautions taken to protect us and our clients from events that could interrupt delivery of services, there can be no assurance that a fire, natural disaster, human error, equipment malfunction or inadequacy, or other event would not result in a prolonged interruption in our ability to provide services to our clients. Such an event could have a material adverse effect on our business, financial condition and results of operations.

Our operating results will be adversely affected if we are unable to maximize our facility capacity utilization.

Our profitability is significantly influenced by our ability to effectively manage our contact center capacity utilization. The majority of our business involves technical support and customer care services initiated by our clients’ customers and, as a result, our capacity utilization varies and demands on our capacity are, to some degree, beyond our control. In order to create the additional capacity necessary to accommodate new or expanded outsourcing projects, we may need to open new contact centers. The opening or expansion of a contact center may result, at least in the short term, in idle capacity until we fully implement the new or expanded program. Additionally, the occasional need to open customer engagement centers fully, or primarily, dedicated to a single client, instead of spreading the work among existing facilities with idle capacity, negatively affects capacity utilization. We periodically assess the expected long-term capacity utilization of our contact centers. As a result, we may, if deemed necessary, consolidate, close or partially close under-performing contact centers to maintain or improve targeted utilization and margins. There can be no guarantee that we will be able to achieve or maintain optimal utilization of our contact center capacity.

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

Our profitability may be adversely affected if we are unable to maintain and find new locations for customer engagement centers in countries with stable wage rates.

Our business is labor-intensive and therefore wages, employee benefits and employment taxes constitute the largest component of our operating expenses. As a result, expansion of our business is dependent upon our ability to find cost-effective locations in which to operate, both domestically and internationally. Some of our customer engagement centers are located in countries that have experienced inflation and rising standards of living, which requires us to increase employee wages. In addition, collective bargaining is being utilized in an increasing number of countries in which we currently, or may in the future, desire to operate. Collective bargaining may result in material wage and benefit increases. If wage rates and benefits increase significantly in a country where we maintain customer engagement centers, we may not be able to pass those increased labor costs on to our clients, requiring us to search for other cost effective delivery locations. Additionally, some of our customer engagement centers are located in jurisdictions subject to minimum wage regulations, which may result in increased wages in the future. There is no assurance that we will be able to find such cost-effective locations, and even if we do, the costs of closing delivery locations and opening new customer engagement centers can adversely affect our financial results.

The adoption and implementation of new statutory and regulatory requirements for derivative transactions could have an adverse impact on our ability to hedge risks associated with our business.

We enter into forward and option contracts to hedge against the effect of foreign currency exchange rate fluctuations. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) provides for new statutory and regulatory requirements for derivative transactions, including foreign currency and interest rate hedging transactions. The Dodd-Frank Act requires the Commodities Futures and Trading Commission to promulgate rules relating to the Dodd-Frank Act. Until the rules relating to the Dodd-Frank Act are established, we cannot know how these regulations will affect us. The rules adopted by the Commodities Futures and Trading Commission may in the future impact our flexibility to execute strategic hedges to reduce foreign exchange and interest rate uncertainty and thus protect cash flows. In addition, the banks and other derivatives dealers who are our contractual counterparties will be required to comply with the Dodd-Frank Act’s new requirements. It is possible that the costs of such compliance will be passed on to customers such as us.

Risks Related to Our International Operations

Our international operations and expansion involve various risks.

We intend to continue to pursue growth opportunities in markets outside the United States. At December 31, 2016, our international operations were conducted from 34 customer engagement centers located in Sweden, Finland, Germany, Egypt, Scotland, Denmark, Norway, Hungary, Romania, The Philippines, the People’s Republic of China, India and Australia. Revenues from these international operations for the years ended December 31, 2016, 2015, and 2014, were 36.8%, 40.5%, and 39.9% of consolidated revenues, respectively. We also conduct business from 14 customer engagement centers located in Canada, Colombia, Costa Rica, El Salvador, Mexico and Brazil. International operations are subject to certain risks common to international activities, such as changes in foreign governmental regulations, tariffs and taxes, import/export license requirements, the imposition of trade barriers, difficulties in staffing and managing international operations, political uncertainties, longer payment cycles, possible greater difficulties in accounts receivable collection, economic instability as well as political and country-specific risks.

Additionally, we have been granted tax holidays in The Philippines, Colombia, Costa Rica and El Salvador which expire at varying dates from 2019 through 2028. In some cases, the tax holidays expire without possibility of renewal. In other cases, we expect to renew these tax holidays, but there are no assurances from the respective foreign governments that they will renew them. This could potentially result in adverse tax consequences, the impact of which is not practicable to estimate due to the inherent complexity of estimating critical variables such as long-term future profitability, tax regulations and rates in the multi-national tax environment in which we operate. Any one or more of these factors could have an adverse effect on our international operations and, consequently, on our business, financial condition and results of operations. The tax holidays decreased the provision for income taxes by $3.3 million, $4.0 million and $2.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

As of December 31, 2016, we had cash balances of approximately $243.8 million held in international operations, most of which would be subject to additional taxes if repatriated to the United States. Determination of any unrecognized deferred tax liability related to investments in foreign subsidiaries is not practicable due to the inherent complexity of the multi-national tax environment in which we operate.

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

Clients continue to require blended delivery models using a combination of onshore and offshore support. Our offshore delivery locations include The Philippines, the People’s Republic of China, India, Costa Rica, El Salvador, Mexico, Brazil and Colombia, and while we have operated in global delivery markets since 1996, there can be no assurance that we will be able to successfully conduct and expand such operations, and a failure to do so could have a material adverse effect on our business, financial condition, and results of operations. The success of our offshore operations will be subject to numerous factors, some of which are beyond our control, including general and regional economic conditions, prices for our services, competition, changes in regulation and other risks. In addition, as with all of our operations outside of the United States, we are subject to various additional political, economic and market uncertainties (see “Our international operations and expansion involve various risks”). Additionally, a change in the political environment in the United States or the adoption and enforcement of legislation and regulations curbing the use of offshore customer engagement solutions and services could have a material adverse effect on our business, financial condition and results of operations.

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

Our customer engagement centers typically seat hundreds of employees in one location. Accordingly, an outbreak of a contagious infection in one or more of the markets in which we do business may result in significant worker absenteeism, lower asset utilization rates, voluntary or mandatory closure of our offices and delivery centers, travel restrictions on our employees, and other disruptions to our business. Any prolonged or widespread health epidemic could severely disrupt our business operations and have a material adverse effect on our business, financial condition and results of operations.

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

We recorded substantial goodwill and amortizable intangible assets as a result of the ICT, Alpine, Qelp and Clearlink acquisitions. We review our goodwill and amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We assess whether there has been an impairment in the value of goodwill at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include declines in stock price, market capitalization or cash flows and slower growth rates in our industry. We could be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets were determined, negatively impacting our results of operations.

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

The trading price of our common stock has been and may continue to be subject to wide fluctuations over short and long periods of time. We believe that market prices of outsourced customer engagement services stocks in general have experienced volatility, which could affect the market price of our common stock regardless of our financial results or performance. We further believe that various factors such as general economic conditions, changes or volatility in the financial markets, changing market conditions in the outsourced customer engagement services industry, quarterly variations in our financial results, the announcement of acquisitions, strategic partnerships, or new product offerings, and changes in financial estimates and recommendations by securities analysts could cause the market price of our common stock to fluctuate substantially in the future.

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

Item 1B. Unresolved Staff Comments

There are no material unresolved written comments that were received from the SEC staff 180 days or more before the year ended December 31, 2016 relating to our periodic or current reports filed under the Securities Exchange Act of 1934.

Item 2. Properties

Our principal executive offices are located in Tampa, Florida, which consist of approximately 68,000 square feet of leased office space. This facility currently serves as the headquarters for senior management and the financial, information technology and administrative departments. In addition to our headquarters and the customer engagement centers (“centers”) used by our Americas and EMEA segments discussed below, we also have offices in several countries around the world which support our Americas and EMEA segments.

As of December 31, 2016, excluding centers we have exited, we operated one fulfillment location and 74 multi-client centers. Our multi-client centers were located in the following countries:

Multi-Client Centers
Americas
Australia	3
Brazil	2
Canada	4
Colombia	1
Costa Rica	5
El Salvador	1
India	2
Mexico	1
People’s Republic of China	3
The Philippines	6
United States of America	26

Total Americas centers	54

EMEA
Denmark	1
Egypt	1
Finland	1
Germany	5
Hungary	1
Norway	1
Romania	3
Scotland	2
Sweden	5

Total EMEA centers	20

Total centers	74

We believe our existing facilities are suitable and adequate to meet current requirements, and that suitable additional or substitute space will be available as needed to accommodate any physical expansion or any space required due to expiring leases not renewed. We operate from time to time in temporary facilities to accommodate growth before new centers are available. At December 31, 2016, our centers, taken as a whole, were utilized at average capacities of approximately 75% and were capable of supporting a higher level of market demand.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock is quoted on the NASDAQ Global Select Market under the symbol SYKE. The following table sets forth, for the periods indicated, certain information as to the high and low intraday sale prices per share of our common stock as quoted on the NASDAQ Global Select Market.

	High	Low
Year Ended December 31, 2016:
Fourth Quarter	$30.00	$25.77
Third Quarter	31.37	26.00
Second Quarter	30.82	27.22
First Quarter	30.76	27.36

Year Ended December 31, 2015:
Fourth Quarter	$33.00	$24.91
Third Quarter	26.00	22.48
Second Quarter	26.04	23.59
First Quarter	24.91	22.02

Holders of our common stock are entitled to receive dividends out of the funds legally available when and if declared by the Board of Directors. We have not declared or paid any cash dividends on our common stock in the past and do not anticipate paying any cash dividends in the foreseeable future.

As of February 1, 2017, there were approximately 840 holders of record of our common stock and we estimate there were approximately 9,600 beneficial owners.

Below is a summary of stock repurchases for the quarter ended December 31, 2016 (in thousands, except average price per share).

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs
October 1, 2016 - October 31, 2016	—	$—	—	4,998
November 1, 2016 - November 30, 2016	—	$—	—	4,998
December 1, 2016 - December 31, 2016	250	$28.08	250	4,748

Total	250		250	4,748

(1)

All shares purchased as part of the repurchase plan publicly announced on August 18, 2011, as amended on March 16, 2016, which allows for a total repurchase of 10.0 million shares. The 2011 Share Repurchase Plan has no expiration date.

Five-Year Stock Performance Graph

The following graph presents a comparison of the cumulative shareholder return on the common stock with the cumulative total return on the NASDAQ Computer and Data Processing Services Index, the NASDAQ Telecommunications Index, the Russell 2000 Index, the S&P Small Cap 600 and the SYKES Peer Group (as defined below). The SYKES Peer Group is comprised of publicly traded companies that derive a substantial portion of their revenues from engagement centers, customer care businesses, have similar business models to SYKES, and are those most commonly compared to SYKES by industry analysts following SYKES. This graph assumes that $100 was invested on December 31, 2011 in SYKES common stock, the NASDAQ Computer and Data Processing Services Index, the NASDAQ Telecommunications Index, the Russell 2000 Index, the S&P Small Cap 600 and SYKES Peer Group, including reinvestment of dividends.

Comparison of Five-Year Cumulative Total Return (in dollars)

SYKES Peer Group	Exchange & Ticker Symbol
Convergys Corp.	NYSE: CVG
StarTek, Inc.	NYSE: SRT
TeleTech Holdings, Inc. Teleperformance	NASDAQ: TTEC NYSE Euronext: RCF

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

	Years Ended December 31,
(in thousands, except per share data)	2016	2015	2014	2013	2012
Income Statement Data: (1)
Revenues	$1,460,037	$1,286,340	$1,327,523	$1,263,460	$1,127,698
Income from continuing operations (2,3,4,5,6,7,8)	92,248	94,264	79,555	53,527	47,779
Income from continuing operations, net of taxes (2,3,4,5,6,7,8)	62,390	68,597	57,791	37,260	39,950
(Loss) from discontinued operations, net of taxes (8)	—	—	—	—	(820)
(Loss) on sale of discontinued operations, net of taxes (9)	—	—	—	—	(10,707)
Net income	62,390	68,597	57,791	37,260	28,423

Net Income (Loss) Per Common Share: (1)
Basic:
Continuing operations (2,3,4,5,6,7)	$1.49	$1.64	$1.36	$0.87	$0.93
Discontinued operations (8,9)	—	—	—	—	(0.27)

Net income (loss) per common share	$1.49	$1.64	$1.36	$0.87	$0.66

Diluted:
Continuing operations (2,3,4,5,6,7)	$1.48	$1.62	$1.35	$0.87	$0.93
Discontinued operations (8,9)	—	—	—	—	(0.27)

Net income (loss) per common share	$1.48	$1.62	$1.35	$0.87	$0.66

Weighted Average Common Shares: (1)
Basic	41,847	41,899	42,609	42,877	43,105
Diluted	42,239	42,447	42,814	42,925	43,148

Balance Sheet Data: (1,10)
Total assets	$1,236,403	$947,772	$944,500	$950,261	$908,689
Long-term debt	267,000	70,000	75,000	98,000	91,000
Shareholders’ equity	724,522	678,680	658,218	635,704	606,264

(1)

The amounts for 2016 include the Clearlink acquisition completed on April 1, 2016. The amounts for 2016 and 2015 include the Qelp acquisition completed on July 2, 2015. See Note 2, Acquisitions, for further information. The amounts for 2016, 2015, 2014, 2013 and 2012 include the Alpine acquisition completed on August 20, 2012.

(2)

The amounts for 2016 include $4.6 million in Clearlink acquisition-related costs, a $2.3 million net gain on contingent consideration, $0.8 million in interest accretion on contingent consideration and a $0.3 million net loss on disposal of property and equipment.

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

(5)	The amounts for 2013 include $2.1 million in Alpine acquisition-related costs and a $0.2 million net loss on disposal of property and equipment.
(6)

The amounts for 2012 include $4.8 million in Alpine acquisition-related costs, a $0.4 million net loss on the disposal of property and equipment, a $0.1 million net gain on insurance settlement and a $0.4 million impairment of long-lived assets.

(7)

The amounts for 2014, 2013 and 2012 include $(0.3) million, $0.3 million and $1.8 million, respectively, related to the Exit Plans. See Note 3, Costs Associated with Exit or Disposal Activities, for further information.

(8)	The amount includes the operations in Spain which were sold in 2012.
(9)	The amount includes the gain (loss) on sale of the operations in Spain in 2012.
(10)	The Company has not declared cash dividends per common share for any of the five years presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the accompanying Consolidated Financial Statements and the notes thereto that appear elsewhere in this Annual Report on Form 10-K. The following discussion and analysis compares the year ended December 31, 2016 (“2016”) to the year ended December 31, 2015 (“2015”), and 2015 to the year ended December 31, 2014 (“2014”).

The following discussion and analysis and other sections of this document contain forward-looking statements that involve risks and uncertainties. Words such as “may,” “expects,” “projects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe our future plans, objectives, or goals also are forward-looking statements. Future events and actual results could differ materially from the results reflected in these forward-looking statements, as a result of certain of the factors set forth below and elsewhere in this analysis and in this Annual Report on Form 10-K for the year ended December 31, 2016 in Item 1.A., “Risk Factors.”

Executive Summary

We provide comprehensive inbound customer engagement solutions and services to Global 2000 companies primarily in the communications, financial services, technology/consumer, transportation and leisure, healthcare, retail and other industries. We serve our clients through two geographic operating regions: the Americas (United States, Canada, Latin America, Australia and the Asia Pacific Rim) and EMEA (Europe, the Middle East and Africa). Our Americas and EMEA groups primarily provide customer engagement services (with an emphasis on inbound technical support, digital marketing and demand generation, and customer service), which include customer assistance, healthcare and roadside assistance, technical support, and product and service sales to our clients’ customers. These services, which represented 99.2% of consolidated revenues in 2016, are delivered through multiple communication channels encompassing phone, e-mail, social media, text messaging, chat and digital self-service. We also provide various enterprise support services in the United States (“U.S.”) that include services for our clients’ internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, we also provide fulfillment services, which includes order processing, payment processing, inventory control, product delivery, and product returns handling. Our complete service offering helps our clients acquire, retain and increase the lifetime value of their customer relationships. We have developed an extensive global reach with customer engagement centers throughout the United States, Canada, Europe, Latin America, Australia, the Asia Pacific Rim and Africa.

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

The results of operations of Clearlink have been reflected in the accompanying Consolidated Statement of Operations since April 1, 2016.

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

The results of operations of Qelp have been reflected in the accompanying Consolidated Statements of Operations since July 2, 2015.

Results of Operations

The following table sets forth, for the years indicated, the amounts reflected in the accompanying Consolidated Statements of Operations as well as the changes between the respective years:

	Years Ended December 31,
(in thousands)	2016	2015	2016 $ Change	2014	2015 $ Change
Revenues	$1,460,037	$1,286,340	$173,697	$1,327,523	$(41,183)

Operating expenses:
Direct salaries and related costs	947,677	836,516	111,161	892,110	(55,594)
General and administrative	351,408	297,257	54,151	298,129	(872)
Depreciation, net	49,013	43,752	5,261	45,363	(1,611)
Amortization of intangibles	19,377	14,170	5,207	14,396	(226)
Net (gain) loss on disposal of property and equipment	314	381	(67)	(2,030)	2,411

Total operating expenses	1,367,789	1,192,076	175,713	1,247,968	(55,892)

Income from operations	92,248	94,264	(2,016)	79,555	14,709

Other income (expense):
Interest income	607	668	(61)	958	(290)
Interest (expense)	(5,570)	(2,465)	(3,105)	(2,011)	(454)
Other (expense)	1,599	(2,484)	4,083	(1,343)	(1,141)

Total other income (expense)	(3,364)	(4,281)	917	(2,396)	(1,885)

Income before income taxes	88,884	89,983	(1,099)	77,159	12,824
Income taxes	26,494	21,386	5,108	19,368	2,018

Net income	$62,390	$68,597	$(6,207)	$57,791	$10,806

The following table sets forth, for the years indicated, the amounts presented in the accompanying Consolidated Statements of Operations as a percentage of revenues:

	Years Ended December 31,
	2016	2015	2014
Percentage of Revenue:
Revenues	100.0%	100.0%	100.0%
Direct salaries and related costs	64.9	65.0	67.2
General and administrative	24.1	23.1	22.5
Depreciation, net	3.4	3.4	3.4
Amortization of intangibles	1.3	1.1	1.1
Net (gain) loss on disposal of property and equipment	0.0	0.0	(0.2)

Income from operations	6.3	7.4	6.0
Interest income	0.0	0.0	0.1
Interest (expense)	(0.4)	(0.2)	(0.2)
Other income (expense)	0.2	(0.2)	(0.1)

Income before income taxes	6.1	7.0	5.8
Income taxes	1.8	1.7	1.5

Net income	4.3%	5.3%	4.3%

2016 Compared to 2015

Revenues

	Years Ended December 31,
	2016		2015
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change
Americas	$1,220,818	83.6%	$1,045,415	81.3%	$175,403
EMEA	239,089	16.4%	240,826	18.7%	(1,737)
Other	130	0.0%	99	0.0%	31

Consolidated	$1,460,037	100.0%	$1,286,340	100.0%	$173,697

Consolidated revenues increased $173.7 million, or 13.5%, in 2016 from 2015.

The increase in Americas’ revenues was primarily due to Clearlink acquisition revenues of $123.3 million, higher volumes from existing clients of $92.9 million and new client sales of $8.5 million, partially offset by end-of-life client programs of $36.6 million and the negative foreign currency impact of $12.7 million. Revenues from our offshore operations represented 41.2% of Americas’ revenues, compared to 44.5% in 2015.

The decrease in EMEA’s revenues was primarily due to end-of-life client programs of $8.2 million and the negative foreign currency impact of $8.1 million, partially offset by higher volumes from existing clients of $11.0 million and new client sales of $3.6 million.

On a consolidated basis, we had 47,700 brick-and-mortar seats as of December 31, 2016, an increase of 6,600 seats from 2015. Included in this seat count are 1,300 seats associated with Clearlink. This increase in seats, net of Clearlink additions, was primarily due to seat additions to support higher projected demand. The capacity utilization rate on a combined basis was 75% in 2016, compared to 79% in 2015. This decrease was due to a significant increase in the seat count related to projected client demand.

On a geographic segment basis, 41,200 seats were located in the Americas, an increase of 6,100 seats from 2015, and 6,500 seats were located in EMEA, an increase of 500 seats from 2015. The capacity utilization rate for the Americas in 2016 was 74%, compared to 79% in 2015, down primarily due to seat additions for higher projected demand. The capacity utilization rate for EMEA in 2016 was 80%, compared to 85% in 2015, down primarily due to lower demand in certain existing clients, certain end-of-life client programs and the rationalization of seats in a highly utilized center due to a planned program expiration. We strive to attain a capacity utilization of 85% at each of our locations.

Excluding Clearlink, we added 7,000 seats on a gross basis in 2016, with total seat count on a net basis for the full year increasing by 5,300 in 2016 versus 2015.

Direct Salaries and Related Costs

	Years Ended December 31,
	2016		2015
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$779,183	63.8%	$664,976	63.6%	$114,207	0.2%
EMEA	168,494	70.5%	171,540	71.2%	(3,046)	-0.7%

Consolidated	$947,677	64.9%	$836,516	65.0%	$111,161	-0.1%

The increase of $111.2 million in direct salaries and related costs included a positive foreign currency impact of $13.2 million in the Americas and a positive foreign currency impact of $5.2 million in EMEA.

The increase in Americas’ direct salaries and related costs, as a percentage of revenues, was primarily attributable to higher customer-acquisition advertising costs of 2.3% in connection with Clearlink’s operations and higher recruiting costs of 0.2%, partially offset by lower compensation costs of 1.3% driven by Clearlink’s operations which has lower direct labor costs relative to our mix of business in the prior period, lower communication costs of 0.4%, lower auto tow claim costs of 0.3% and lower other costs of 0.3%.

The decrease in EMEA’s direct salaries and related costs, as a percentage of revenues, was primarily attributable to lower fulfillment materials costs of 2.2% driven by lower demand in an existing client program and lower postage costs of 0.6%, partially offset by higher compensation costs of 2.0% driven by a decrease in agent productivity principally within the technology vertical in the current period and higher other costs of 0.1%.

General and Administrative

	Years Ended December 31,
	2016		2015
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$240,517	19.7%	$192,933	18.5%	$47,584	1.2%
EMEA	46,639	19.5%	49,025	20.4%	(2,386)	-0.9%
Other	64,252	—	55,299	—	8,953	—

Consolidated	$351,408	24.1%	$297,257	23.1%	$54,151	1.0%

The increase of $54.2 million in general and administrative expenses included a positive foreign currency impact of $3.7 million in the Americas and a positive foreign currency impact of $2.0 million in EMEA.

The increase in Americas’ general and administrative expenses, as a percentage of revenues, was primarily attributable to higher compensation costs of 0.9% and higher other costs of 0.5%, partially offset by a reduction in technology costs of 0.2% allocated from corporate.

The decrease in EMEA’s general and administrative expenses, as a percentage of revenues, was primarily attributable to a gain on settlement of Qelp’s contingent consideration of 1.1%, lower facility-related costs of 0.6% and lower other costs of 0.2%, partially offset by higher compensation costs of 0.6%, higher consulting costs of 0.2% and higher recruiting costs of 0.2%.

The increase of $9.0 million in Other general and administrative expenses, which includes corporate and other costs, was primarily attributable to higher merger and integration costs of $4.0 million, higher compensation costs of $2.6 million, a reduction in technology costs of $1.9 million allocated to the Americas, higher software maintenance costs of $0.5 million and higher consulting costs of $0.3 million, partially offset by lower other costs of $0.3 million.

Depreciation, Amortization and Net (Gain) Loss on Disposal of Property and Equipment

	Years Ended December 31,
	2016		2015
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Depreciation, net:
Americas	$42,436	3.5%	$37,842	3.6%	$4,594	-0.1%
EMEA	4,532	1.9%	4,559	1.9%	(27)	0.0%
Other	2,045	—	1,351	—	694	—

Consolidated	$49,013	3.4%	$43,752	3.4%	$5,261	0.0%

Amortization of intangibles:
Americas	$18,329	1.5%	$13,648	1.3%	$4,681	0.2%
EMEA	1,048	0.4%	522	0.2%	526	0.2%
Other	—	—	—	—	—	—

Consolidated	$19,377	1.3%	$14,170	1.1%	$5,207	0.2%

Net (gain) loss on disposal of property and equipment:
Americas	$222	0.0%	$573	0.1%	$(351)	-0.1%
EMEA	(4)	0.0%	(156)	-0.1%	152	0.1%
Other	96	—	(36)	—	132	—

Consolidated	$314	0.0%	$381	0.0%	$(67)	0.0%

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

Other Income (Expense)

	Years Ended December 31,
(in thousands)	2016	2015	$ Change
Interest income	$607	$668	$(61)

Interest (expense)	$(5,570)	$(2,465)	$(3,105)

Other income (expense):
Foreign currency transaction gains (losses)	$3,348	$(2,924)	$6,272
Gains (losses) on foreign currency derivative instruments not designated as hedges	(2,270)	1,374	(3,644)
Gains (losses) on liquidation of foreign subsidiaries	—	(647)	647
Other miscellaneous income (expense)	521	(287)	808

Total other income (expense)	$1,599	$(2,484)	$4,083

Interest income remained consistent with the prior year.

The increase in interest (expense) was primarily due to $216.0 million in borrowings used to acquire Clearlink in April 2016.

The (loss) on liquidation of foreign subsidiaries in 2015 was due to the substantial liquidation of operations in a foreign entity. The increase in other miscellaneous income (expense) was primarily due to the net investment income (losses) related to the investments held in rabbi trust. See Note 11, Investments Held in Rabbi Trust, of “Notes to Consolidated Financial Statements” for further information.

Income Taxes

	Years Ended December 31,
(in thousands)	2016	2015	$ Change
Income before income taxes	$88,884	$89,983	$(1,099)
Income taxes	$26,494	$21,386	$5,108

			% Change
Effective tax rate	29.8%	23.8%	6.0%

The increase in the effective tax rate in 2016 compared to 2015 is primarily due to the recognition in the prior period of a $2.2 million previously unrecognized tax benefit, inclusive of penalties and interest, arising from statute of limitations expirations and a $1.3 million reversal of a valuation allowance on deferred tax assets where it is more likely than not the assets will be realized due to the current financial position and results of operations for the current and preceding years. The increase in the effective tax rate was also affected by several additional factors, including increases in state taxation along with shifts in earnings among the various jurisdictions in which we operate, none of which are individually material.

2015 Compared to 2014

Revenues

	Years Ended December 31,
	2015		2014
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change
Americas	$1,045,415	81.3%	$1,070,824	80.7%	$(25,409)
EMEA	240,826	18.7%	256,699	19.3%	(15,873)
Other	99	0.0%	—	0.0%	99

Consolidated	$1,286,340	100.0%	$1,327,523	100.0%	$(41,183)

Consolidated revenues decreased $41.2 million, or 3.1%, in 2015 from 2014.

The decrease in Americas’ revenues was primarily due to end-of-life client programs of $82.1 million and the negative foreign currency impact of $23.6 million, partially offset by higher volumes from existing clients of $67.3 million and new client sales of $13.0 million. Revenues from our offshore operations represented 44.5% of Americas’ revenues, compared to 38.9% in 2014.

The decrease in EMEA’s revenues was primarily due to the negative foreign currency impact of $43.4 million and end-of-life client programs of $4.5 million, partially offset by higher volumes from existing clients of $26.6 million and new client sales of $5.4 million.

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

Direct Salaries and Related Costs

	Years Ended December 31,
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

The net (gain) on disposal of property and equipment in 2014 primarily related to the sale of land, a building and fixed assets located in Bismarck, North Dakota. See Note 12, Property and Equipment, of “Notes to Consolidated Financial Statements” for further information.

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

The (loss) on liquidation of foreign subsidiaries in 2015 was due to the substantial liquidation of operations in a foreign entity. The decrease in other miscellaneous income (expense) was primarily due to the net investment income (losses) related to the investments held in rabbi trust. See Note 11, Investments Held in Rabbi Trust, of “Notes to Consolidated Financial Statements” for further information.

Income Taxes

	Years Ended December 31,
(in thousands)	2015	2014	$ Change
Income before income taxes	$89,983	$77,159	$12,824
Income taxes	$21,386	$19,368	$2,018

			% Change
Effective tax rate	23.8%	25.1%	-1.3%

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

Quarterly Results

The following information presents our unaudited quarterly operating results for 2016 and 2015. The data has been prepared on a basis consistent with the accompanying Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, and includes all adjustments, consisting of normal recurring accruals, that we consider necessary for a fair presentation thereof.

(in thousands, except per share data)	12/31/2016	9/30/2016	6/30/2016	3/31/2016	12/31/2015	9/30/2015	6/30/2015	3/31/2015
Revenues	$389,146	$385,743	$364,402	$320,746	$337,278	$317,924	$307,453	$323,685

Operating expenses:
Direct salaries and related costs	252,821	249,859	239,442	205,555	214,307	206,139	202,143	213,927
General and administrative (1,2,3)	88,770	87,863	94,285	80,490	79,337	72,647	72,566	72,707
Depreciation, net	13,265	13,004	11,960	10,784	10,748	10,938	11,007	11,059
Amortization of intangibles	5,233	5,254	5,263	3,627	3,666	3,638	3,435	3,431
Net (gain) loss on disposal of property and equipment (4)	152	92	50	20	221	55	85	20

Total operating expenses	360,241	356,072	351,000	300,476	308,279	293,417	289,236	301,144

Income from operations	28,905	29,671	13,402	20,270	28,999	24,507	18,217	22,541

Other income (expense):
Interest income	178	135	141	153	189	162	151	166
Interest (expense) (5)	(1,603)	(1,578)	(1,581)	(808)	(938)	(478)	(610)	(439)
Other income (expense) (6)	(1,002)	981	1,067	553	(617)	(871)	(167)	(829)

Total other income (expense)	(2,427)	(462)	(373)	(102)	(1,366)	(1,187)	(626)	(1,102)

Income before income taxes	26,478	29,209	13,029	20,168	27,633	23,320	17,591	21,439
Income taxes	8,450	7,939	3,891	6,214	7,597	3,310	4,679	5,800

Net income	$18,028	$21,270	$9,138	$13,954	$20,036	$20,010	$12,912	$15,639

Net income per common share (7) :
Basic	$0.43	$0.51	$0.22	$0.33	$0.48	$0.48	$0.31	$0.37
Diluted	$0.43	$0.50	$0.22	$0.33	$0.48	$0.48	$0.31	$0.37

Weighted average shares:
Basic	41,768	41,938	41,970	41,704	41,630	41,783	42,008	42,181
Diluted	42,114	42,224	42,101	42,023	42,117	42,084	42,216	42,440

(1)

The quarters ended December 31, 2016, September 30, 2016, June 30, 2016 and March 31, 2016 include less than $0.1 million, $0.2 million, $3.0 million and $1.4 million in Clearlink acquisition-related costs, respectively. The quarter ended September 30, 2015 includes $0.5 million in Qelp acquisition-related costs. See Note 2, Acquisitions, for further information.

(2)

The quarter ended December 31, 2016 includes a $0.5 million loss on contingent consideration. The quarter ended September 30, 2016 includes a $2.8 million (gain) on contingent consideration. See Note 4, Fair Value, for further information.

(3)	The quarter ended September 30, 2015 includes a $0.9 million net (gain) on insurance settlement. See Note 12, Property and Equipment, for further information.
(4)

The quarter ended December 31, 2016 includes a $0.2 million (gain) on the sale of fixed assets, land and building located in Morganfield, Kentucky. See Note 12, Property and Equipment, for further information.

(5)

The quarters ended December 31, 2016, September 30, 2016, June 30, 2016, March 31, 2016 and December 31, 2015 include less than $(0.1) million, $(0.2) million, $(0.3) million, $(0.2) million and $(0.4) million of interest accretion on contingent consideration, respectively. See Note 4, Fair Value, for further information.

(6)	The quarter ended December 31, 2015 includes a $(0.6) million loss on liquidation of a foreign subsidiary. See Note 26, Other Income (Expense), for further information.
(7)	Net income per basic and diluted common share is computed independently for each of the quarters presented and, therefore, may not sum to the total for the year.

Business Outlook

For the three months ended March 31, 2017, we anticipate the following financial results:

•	Revenues in the range of $380.0 million to $385.0 million;

•	Effective tax rate of approximately 31%;

•	Fully diluted share count of approximately 42.0 million;

•	Diluted earnings per share in the range of $0.28 to $0.32; and

•	Capital expenditures in the range of $13.0 million to $18.0 million

For the twelve months ended December 31, 2017, we anticipate the following financial results:

•	Revenues in the range of $1,580.0 million to $1,600.0 million;

•	Effective tax rate of approximately 30%;

•	Fully diluted share count of approximately 42.3 million;

•	Diluted earnings per share in the range of $1.59 to $1.71; and

•	Capital expenditures in the range of $55.0 million to $65.0 million

In 2017, we expect a continuation of the favorable underlying demand trends experienced in 2016. This underlying demand is being driven by growth with both existing and new clients across the Americas and EMEA. Specifically, the main drivers of growth remain the financial services, communications and technology verticals. Revenues in 2017 reflect an unfavorable impact of approximately $25 million from foreign exchange rates relative to 2016. Given the broader macro-economic environment and the sustained demand growth, we have seen some imbalances in labor and wage dynamics, which we should be able to either mitigate or completely offset through a combination of actions, including some wage increases offset by lower attrition, wage pass-throughs, shifts in delivery strategies and productivity. As a result, our implicit operating margin and explicit diluted earnings per share assumptions reflect manageable macro-economic backdrop and operational progress related to staffing inefficiencies from significant capacity additions and sizeable program ramps in 2016.

Our revenues and earnings per share assumptions for the first quarter and full-year 2017 are based on foreign exchange rates as of February 2017. Therefore, the continued volatility in foreign exchange rates between the U.S. Dollar and the functional currencies of the markets we serve could have a further impact, positive or negative, on revenues and earnings per share relative to the business outlook for the first quarter and full-year, as discussed above.

We anticipate total other interest income (expense), net of approximately $(1.5) million for the first quarter and $(6.0) million for the full year 2017. These amounts include the interest accretion on the contingent consideration, which is expected to be less than $(0.1) million in the first quarter of 2017 and approximately $(0.1) million for the year. The amounts, however, exclude the potential impact of any future foreign exchange gains or losses in other income (expense).

Not included in this guidance is the impact of any future acquisitions, share repurchase activities or a potential sale of previously exited customer engagement centers.

Liquidity and Capital Resources

Our primary sources of liquidity are generally cash flows generated by operating activities and from available borrowings under our revolving credit facility. We utilize these capital resources to make capital expenditures associated primarily with our customer engagement services, invest in technology applications and tools to further develop our service offerings and for working capital and other general corporate purposes, including repurchase of our common stock in the open market and to fund acquisitions. In future periods, we intend similar uses of these funds.

On August 18, 2011, the Board authorized us to purchase up to 5.0 million shares of our outstanding common stock (the “2011 Share Repurchase Program”). On March 16, 2016, the Board authorized an increase of 5.0 million shares to the 2011 Share Repurchase Program, for a total of 10.0 million. A total of 5.3 million shares have been repurchased under the 2011 Share Repurchase Program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price, management discretion and general market conditions. The 2011 Share Repurchase Program has no expiration date.

During 2016, cash increased $130.7 million from operating activities, $216.0 from proceeds from the issuance of long-term debt, $10.3 million from the settlement of the net investment hedge, $2.1 million from excess tax benefits from stock-based compensation, $0.6 million from proceeds from the sale of property and equipment, $0.3 million release of restricted cash and $0.2 million from proceeds from grants. The increase in cash was offset by $205.3 million paid for the Clearlink acquisition (net of cash acquired), $78.3 million used for capital expenditures, $19.0 million to repay long-term debt, $11.1 million to repurchase common stock, $4.9 million to repurchase common stock for minimum tax withholding on equity awards, $1.4 million payment of contingent consideration related to acquisitions and a $0.5 million investment in restricted cash, resulting in a $31.3 million increase in available cash (including the unfavorable effects of foreign currency exchange rates on cash and cash equivalents of $8.4 million).

Net cash flows provided by operating activities for 2016 were $130.7 million, compared to $120.5 million in 2015. The $10.2 million increase in net cash flows from operating activities was due to a net increase of $10.2 million in cash flows from assets and liabilities and a $6.2 million increase in non-cash reconciling items such as depreciation and amortization, net (gain) loss on disposal of property and equipment, impairment losses and unrealized foreign currency transaction (gains) losses, net, partially offset by a $6.2 million decrease in net income. The $10.2 million increase in cash flows from assets and liabilities was principally a result of a $26.3 million increase in other liabilities, a $10.7 million increase in taxes payable and a $8.9 million increase in deferred revenue, partially offset by a $35.4 million increase in accounts receivable and a $0.3 million increase in other assets. The $26.3 million increase in the change in other liabilities is primarily due to $17.2 million related to the timing of accrued employee compensation and benefits, and $6.7 million related to other accrued expenses and current liabilities principally due to an increase of $4.5 million related to site expansions in 2016 over 2015. The $35.4 million increase in the change in accounts receivable is primarily due to the timing of billings and collections in 2016 over 2015.

Capital expenditures, which are generally funded by cash generated from operating activities, available cash balances and borrowings available under our credit facilities, were $78.3 million for 2016, compared to $49.7 million for 2015, an increase of $28.6 million. In 2017, we anticipate capital expenditures in the range of $55.0 million to $65.0 million, primarily for new seat additions, Enterprise Resource Planning upgrades, facility upgrades, maintenance and systems infrastructure.

On May 12, 2015, we entered into a $440 million revolving credit facility (the “2015 Credit Agreement”) with a group of lenders and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent, Swing Line Lender and Issuing Lender (“KeyBank”). The 2015 Credit Agreement is subject to certain borrowing limitations and includes certain customary financial and restrictive covenants. At December 31, 2016, we were in compliance with all loan requirements of the 2015 Credit Agreement and had $267.0 million of outstanding borrowings under this facility. On April 1, 2016, we borrowed $216.0 million under our 2015 Credit Agreement in connection with the acquisition of Clearlink. See Note 2, Acquisitions, of “Notes to Consolidated Financial Statements” for further information.

Our credit agreements had an average daily utilization of $222.6 million, $70.0 million and $85.9 million during the years ended December 31, 2016, 2015 and 2014, respectively. During the years ended December 31, 2016, 2015, and 2014, the related interest expense, including the commitment fee and excluding the amortization of deferred loan fees, was $4.0 million, $1.3 million and $1.4 million, respectively, which represented weighted average interest rates of 1.8%, 1.9% and 1.7%, respectively.

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

Borrowings under the 2015 Credit Agreement bear interest at the rates set forth in the 2015 Credit Agreement. In addition, we are required to pay certain customary fees, including a commitment fee determined quarterly based on our leverage ratio and due quarterly in arrears and calculated on the average unused amount of the 2015 Credit Agreement.

The 2015 Credit Agreement is guaranteed by all of our existing and future direct and indirect material U.S. subsidiaries and secured by a pledge of 100% of the non-voting and 65% of the voting capital stock of all of our direct foreign subsidiaries and those of the guarantors.

We are currently under audit in several tax jurisdictions. We received assessments for the Canadian 2003-2009 audit. Requests for Competent Authority Assistance were filed with both the Canadian Revenue Agency and the U.S. Internal Revenue Service and we paid mandatory security deposits to Canada as part of this process. The total amount of deposits, net of the effects of foreign exchange rate adjustments, were $13.8 million and $13.4 million as of December 31, 2016 and 2015, respectively, and are included in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheets. Although the outcome of examinations by taxing authorities is always uncertain, we believe we are adequately reserved for these audits and that resolution is not expected to have a material impact on our financial condition and results of operations.

As part of the April 2016 Clearlink acquisition, we assumed contingent consideration liabilities related to four separate acquisitions made by Clearlink in 2015 and 2016, prior to the Clearlink acquisition. The fair value of the contingent consideration related to these previous acquisitions was $2.8 million as of April 1, 2016 and was based on achieving targets primarily tied to revenues for varying periods of time during 2016 and 2017. As of December 31, 2016, the fair value of the contingent consideration was $1.9 million. The estimated future value of the contingent consideration is $2.0 million and is expected to be paid on varying dates through July 2017.

In July 2015, we completed the acquisition of Qelp B.V. and its subsidiary (together, known as “Qelp”) pursuant to the definitive Share Sale and Purchase Agreement, dated July 2, 2015. The purchase price of $15.8 million was funded through cash on hand of $9.8 million and contingent consideration of $6.0 million. On September 26, 2016, we entered into an addendum to the Qelp Purchase Agreement with the Sellers to settle the outstanding contingent consideration for EUR 4.0 million ($4.2 million as of December 31, 2016) to be paid on June 30, 2017.

As of December 31, 2016, we had $266.7 million in cash and cash equivalents, of which approximately 91.4%, or $243.8 million, was held in international operations and is deemed to be indefinitely reinvested offshore. These funds may be subject to additional taxes if repatriated to the United States, including withholding tax applied by the country of origin and an incremental U.S. income tax, net of allowable foreign tax credits. There are circumstances where we may be unable to repatriate some of the cash and cash equivalents held by our international operations due to country restrictions. We do not intend nor currently foresee a need to repatriate these funds. We expect our current domestic cash levels and cash flows from operations to be adequate to meet our domestic anticipated working capital needs, including investment activities such as capital expenditures and debt repayment for the next twelve months and the foreseeable future. However, from time to time, we may borrow funds under our 2015 Credit Agreement as a result of the timing of our working capital needs, including capital expenditures. Additionally, we expect our current foreign cash levels and cash flows from foreign operations to be adequate to meet our foreign anticipated working capital needs, including investment activities such as capital expenditures for the next twelve months and the foreseeable future.

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

Off-Balance Sheet Arrangements and Other

At December 31, 2016, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Contractual Obligations

The following table summarizes our contractual cash obligations at December 31, 2016, and the effect these obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years	Other
Operating leases (1)	$218,652	$46,712	$73,440	$49,692	$48,808	$—
Purchase obligations (2)	53,773	40,667	11,450	1,322	334	—
Accounts payable (3)	29,163	29,163	—	—	—	—
Accrued employee compensation and benefits (3)	92,541	92,541	—	—	—	—
Income taxes payable (4)	4,487	4,487	—	—	—	—
Other accrued expenses and current liabilities (5)	37,758	37,758	—	—	—	—
Long-term debt (6)	267,000	—	—	267,000	—	—
Long-term tax liabilities (7)	5,516	—	—	—	—	5,516
Other long-term liabilities (8)	4,598	101	1,327	278	2,892	—

	$713,488	$251,429	$86,217	$318,292	$52,034	$5,516

(1)	Amounts represent the expected cash payments under our operating leases.
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

(3)	Accounts payable and accrued employee compensation and benefits, which represent amounts due to vendors and employees payable within one year.
(4)	Income taxes payable, which represents amounts due taxing authorities payable within one year.
(5)

Other accrued expenses and current liabilties, which exclude deferred grants, include amounts primarily related to restructuring costs, legal and professional fees, telephone charges, rent, derivative contracts and other accruals.

(6)	Amount represents total outstanding borrowings. See Note 18, Borrowings, to the accompanying Consolidated Financial Statements.
(7)

Long-term tax liabilities include uncertain tax positions and related penalties and interest as discussed in Note 20, Income Taxes, to the accompanying Consolidated Financial Statements, included in “Long-term income tax liabilities” in the accompanying Consolidated Balance Sheet. The amount in the table has been reduced by Canadian mandatory security deposits of $13.8 million, which are included in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheet. We cannot make reasonably reliable estimates of the cash settlement of $5.5 million of the long-term liabilities with the taxing authority; therefore, amounts have been excluded from payments due by period.

(8)

Other long-term liabilities, which exclude deferred rent, deferred income taxes and other non-cash long-term liabilities, represent the expected cash payments for contingent consideration related to the Clearlink and Qelp acquisitions, cash payments due under restructuring accruals for lease obligations and pension obligations. See Note 2, Acquisitions, Note 3, Costs Associated with Exit or Disposal Activities, and Note 23, Defined Benefit Pension Plan and Postretirement Benefits, to the accompanying Consolidated Financial Statements.

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

Revenues from fulfillment services account for 0.7%, 1.6% and 1.4% of total consolidated revenues for the years ended December 31, 2016, 2015 and 2014, respectively, some of which contain multiple-deliverables. The service offerings for these fulfillment service contracts typically include pick-pack-and-ship, warehousing, process management, finished goods assembly and pass-through costs. In accordance with ASC 605-25 “Revenue Recognition — Multiple-Element Arrangements” (“ASC 605-25”) (as amended by Accounting Standards Update (“ASU”) 2009-13 “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force”) (“ASU 2009-13”), we determine if the services provided under these contracts with multiple-deliverables represent separate units of accounting.    A deliverable constitutes a separate unit of accounting when it has standalone value, and where return rights exist, delivery or performance of the undelivered items is considered probable and substantially within our control. If those deliverables are determined to be separate units of accounting, revenues from these services are recognized as the services are performed under a fully executed contractual agreement. If those deliverables are not determined to be separate units of accounting, revenue for the delivered services are bundled into a single unit of accounting and recognized on the proportional performance method using the straight-line basis over the contract period, or the actual number of operational seats used to serve the client, as appropriate.

We allocate revenue to each of the deliverables based on a selling price hierarchy of vendor specific objective evidence (“VSOE”), third-party evidence, and then estimated selling price. VSOE is based on the price charged when the deliverable is sold separately. Third-party evidence is based on largely interchangeable competitor services in standalone sales to similarly situated customers. Estimated selling price is based on our best estimate of what the selling prices of deliverables would be if they were sold regularly on a standalone basis. Estimated selling price is established considering multiple factors including, but not limited to, pricing practices in different geographies, service offerings, and customer classifications. Once we allocate revenue to each deliverable, we recognize revenue when all revenue recognition criteria are met. As of December 31, 2016, our fulfillment contracts with multiple-deliverables met the separation criteria as outlined in ASC 605-25 and the revenue was accounted for accordingly. Other than these fulfillment contracts, we have no other contracts that contain multiple-deliverables as of December 31, 2016.

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts, $2.9 million as of December 31, 2016, or 0.9% of trade account receivables, for estimated losses arising from the inability of our customers to make required payments. Our estimate is based on qualitative and quantitative analyses, including credit risk measurement tools and methodologies using the publicly available credit and capital market information, a review of the current status of our trade accounts receivable and historical collection experience of our clients. It is reasonably possible that our estimate of the allowance for doubtful accounts will change if the financial condition of our customers were to deteriorate, resulting in a reduced ability to make payments.

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

As of December 31, 2016, we determined that a total valuation allowance of $30.2 million was necessary to reduce U.S. deferred tax assets by $0.6 million and foreign deferred tax assets by $29.6 million, where it was more likely than not that some portion or all of such deferred tax assets will not be realized. The recoverability of the remaining net deferred tax asset of $8.9 million as of December 31, 2016 is dependent upon future profitability within each tax jurisdiction. As of December 31, 2016, based on our estimates of future taxable income and any applicable tax-planning strategies within various tax jurisdictions, we believe that it is more likely than not that the remaining net deferred tax assets will be realized.

A provision for income taxes has not been made for the undistributed earnings of foreign subsidiaries of approximately $418.6 million as of December 31, 2016, as the earnings are indefinitely reinvested in foreign business operations. If these earnings are repatriated or otherwise become taxable in the U.S, we would be subject to an incremental U.S. tax expense net of any allowable foreign tax credits, in addition to any applicable foreign withholding tax expense. Determination of any unrecognized deferred tax liability related to investments in foreign subsidiaries is not practicable due to the inherent complexity of the multi-national tax environment in which we operate.

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

As of December 31, 2016, we had $8.5 million of unrecognized tax benefits, a net increase of $0.4 million from $8.1 million as of December 31, 2015. Had we recognized these tax benefits, approximately $8.5 million and $8.1 million and the related interest and penalties would favorably impact the effective tax rate in 2016 and 2015, respectively. We anticipate that approximately $0.5 million of the unrecognized tax benefits will be recognized in the next twelve months due to a lapse in the applicable statute of limitations.

Our provision for income taxes is subject to volatility and is impacted by the distribution of earnings in the various domestic and international jurisdictions in which we operate. Our effective tax rate could be impacted by earnings being either proportionally lower or higher in foreign countries where we have tax rates lower than the U.S. tax rates. In addition, we have been granted tax holidays in several foreign tax jurisdictions, which have various expiration dates ranging from 2019 through 2028. If we are unable to renew a tax holiday in any of these jurisdictions, our effective tax rate could be adversely impacted. In some cases, the tax holidays expire without possibility of renewal. In other cases, we expect to renew these tax holidays, but there are no assurances from the respective foreign governments that they will permit a renewal. The tax holidays decreased the provision for income taxes by $3.3 million, $4.0 million and $2.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. Our effective tax rate could also be affected by several additional factors, including changes in the valuation of our deferred tax assets or liabilities, changing legislation, regulations, and court interpretations that impact tax law in multiple tax jurisdictions in which we operate, as well as new requirements, pronouncements and rulings of certain tax, regulatory and accounting organizations.

Impairment of Long-Lived Assets

We evaluate the carrying value of property and equipment and definite-lived intangible assets, which had a carrying value of $309.3 million as of December 31, 2016, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An asset is considered to be impaired when the forecasted undiscounted cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment and, therefore, might require an impairment charge in the future.

Impairment of Goodwill

We evaluate goodwill, which had a carrying value of $265.4 million as of December 31, 2016, for impairment at least annually, during the third quarter of each year, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. To assess the realizability of goodwill, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We may elect to forgo this option and proceed to the annual two-step goodwill impairment test.

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

We serve a number of U.S.-based clients using customer engagement center capacity in The Philippines and Costa Rica, which are within our Americas segment. Although the contracts with these clients are priced in USDs, a substantial portion of the costs incurred to render services under these contracts are denominated in Philippine Pesos (“PHP”) and Costa Rican Colones (“CRC”), which represent FX exposures. Additionally, our EMEA segment services clients in Hungary and Romania where the contracts are priced in Euros (“EUR”), with a substantial portion of the costs incurred to render services under these contracts denominated in Hungarian Forints (“HUF”) and Romanian Leis (“RON”).

In order to hedge a portion of our anticipated cash flow requirements denominated in PHP and CRC, we had outstanding forward contracts and options as of December 31, 2016 with counterparties through December 2017 with notional amounts totaling $96.5 million. As of December 31, 2016, we had net total derivative liabilities associated with these contracts with a fair value of $1.8 million, which will settle within the next 12 months. If the USD was to weaken against the PHP and CRC by 10% from current period-end levels, we would incur a loss of approximately $8.2 million on the underlying exposures of the derivative instruments. However, this loss would be mitigated by corresponding gains on the underlying exposures.

We had forward exchange contracts with notional amounts totaling $76.9 million to hedge net investments in our foreign operations. The purpose of these derivative instruments is to protect against the risk that the net assets of certain foreign subsidiaries will be adversely affected by changes in exchange rates and economic exposures related to our foreign currency-based investments in these subsidiaries. As of December 31, 2016, the fair value of these derivatives was a net asset of $3.2 million. The potential loss in fair value at December 31, 2016, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $7.3 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.

We had forward exchange contracts with notional amounts totaling $55.6 million that are not designated as hedges. The purpose of these derivative instruments is to protect against FX volatility pertaining to intercompany receivables and payables, and other assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies. As of December 31, 2016, the fair value of these derivatives was a net asset of $0.6 million. The potential loss in fair value at December 31, 2016, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $1.9 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.

We had embedded derivative contracts with notional amounts totaling $13.2 million that are not designated as hedges. As of December 31, 2016, the fair value of these derivatives was a net liability of $0.6 million. The potential loss in fair value at December 31, 2016, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $2.1 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.

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

Interest Rate Risk

Our exposure to interest rate risk results from variable debt outstanding under our revolving credit facility. We pay interest on outstanding borrowings at interest rates that fluctuate based upon changes in various base rates. As of December 31, 2016, we had $267.0 million in borrowings outstanding under the revolving credit facility. Based on our level of variable rate debt outstanding during the year ended December 31, 2016, a one-point increase in the weighted average interest rate, which generally equals the LIBOR rate plus an applicable margin, would have had a $2.2 million impact on our results of operations.

We have not historically used derivative instruments to manage exposure to changes in interest rates.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are located beginning on page 52 and page 33 of this report, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management believes that, as of December 31, 2016, our internal control over financial reporting was effective.

On April 1, 2016, we acquired 100% of the outstanding membership units of Clear Link Holdings, LLC (“Clearlink”). See Note 2, Acquisitions, of “Notes to Consolidated Financial Statements” for additional information. As permitted by the Securities and Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition and management elected to exclude Clearlink from its assessment of internal controls over financial reporting as of December 31, 2016. The Clearlink financial statements constitute 18.9% of total assets and 8.4% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2016.

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except for the change discussed under “Changes to Internal Control Over Financial Reporting” below.

Attestation Report of Independent Registered Public Accounting Firm

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on page 44.

Changes to Internal Control Over Financial Reporting

On April 1, 2016, we acquired Clearlink. We have excluded Clearlink from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2016. We have completed certain integration activities and Clearlink has designed internal controls over financial reporting. Management will continue to assess the control environment.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sykes Enterprises, Incorporated

Tampa, Florida

We have audited the internal control over financial reporting of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Clear Link Holdings, LLC (“Clearlink”), which was acquired on April 1, 2016 and whose financial statements constitute 18.9% of total assets and 8.4% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2016. Accordingly, our audit did not include the internal control over financial reporting at Clearlink. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2016 of the Company and our report dated March 1, 2017 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Certified Public Accountants

Tampa, Florida

March 1, 2017

Item 9B. Other Information

None.

PART III

Items 10. through 14.

All information required by Items 10 through 14, with the exception of information on Executive Officers which appears in this report in Item 1 under the caption “Executive Officers”, is incorporated by reference to SYKES’ Proxy Statement for the 2017 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

Consolidated Financial Statements

The Index to Consolidated Financial Statements is set forth on page 52 of this report.

Financial Statements Schedule

Schedule II — Valuation and Qualifying Accounts is set forth on page 109 of this report.

Other schedules have been omitted because they are not required or applicable or the information is included in the Consolidated Financial Statements or notes thereto.

Exhibits:

Exhibit Number	Exhibit Description

2.1	Articles of Merger between Sykes Enterprises, Incorporated, a North Carolina Corporation, and Sykes Enterprises, Incorporated, a Florida Corporation, dated March 1, 1996. (1)

2.2	Agreement and Plan of Merger, dated as of October 5, 2009, among ICT Group, Inc., Sykes Enterprises, Incorporated, SH Merger Subsidiary I, Inc., and SH Merger Subsidiary II, LLC (15)

2.3	Agreement and Plan of Merger, dated as of July 27, 2012, by and among Sykes Enterprises, Incorporated, Sykes Acquisition Subsidiary II, Inc., Alpine Access, Inc., and Shareholder Representative Services LLC. (20)

2.4	Agreement and Plan of Merger, dated as of March 6, 2016, by and among Sykes Enterprises, Incorporated, Sykes Acquisition Corporation II, Inc., Clear Link Holdings, LLC, and Pamlico Capital Management, L.P. (28)

3.1	Articles of Incorporation of Sykes Enterprises, Incorporated, as amended. (2)

3.2	Articles of Amendment to Articles of Incorporation of Sykes Enterprises, Incorporated, as amended. (3)

3.3	Bylaws of Sykes Enterprises, Incorporated, as amended. (7)

3.4	Amendment to Bylaws of Sykes Enterprises, Incorporated. (22)

4.1	Specimen certificate for the Common Stock of Sykes Enterprises, Incorporated. (1)

10.1	2004 Non-Employee Directors’ Fee Plan. (5)*

10.2	First Amended and Restated 2004 Non-Employee Director’s Fee Plan. (12)*

10.3	Second Amended and Restated 2004 Non-Employee Director’s Fee Plan. (14)*

10.4	Third Amended and Restated 2004 Non-Employee Director’s Fee Plan. (16)*

10.5	Fourth Amended and Restated 2004 Non-Employee Director Fee Plan. (18)*

10.6	Fifth Amended and Restated 2004 Non-Employee Director Fee Plan. (24)*

10.7	Form of Split Dollar Plan Documents. (1)*

Exhibit Number	Exhibit Description

10.8	Form of Split Dollar Agreement. (1)*

10.9	Form of Indemnity Agreement between Sykes Enterprises, Incorporated and directors & executive officers. (1)

10.10	2001 Equity Incentive Plan. (4)*

10.11	Form of Restricted Share And Stock Appreciation Right Award Agreement dated as of March 29, 2006. (8)*

10.12	Form of Restricted Share And Bonus Award Agreement dated as of March 29, 2006. (8)*

10.13	Form of Restricted Share Award Agreement dated as of May 24, 2006. (9)*

10.14	Form of Restricted Share And Stock Appreciation Right Award Agreement dated as of January 2, 2007. (10)*

10.15	Form of Restricted Share Award Agreement dated as of January 2, 2007. (10)*

10.16	Form of Restricted Share and Stock Appreciation Right Award Agreement dated as of January 2, 2008. (11)*

10.17	2011 Equity Incentive Plan. (27)*

10.18	Founder’s Retirement and Consulting Agreement dated December 10, 2004 between Sykes Enterprises, Incorporated and John H. Sykes. (6)*

10.19	Amended and Restated Employment Agreement dated as of December 30, 2008 between Sykes Enterprises, Incorporated and Charles E. Sykes. (17)*

10.20	Amended and Restated Employment Agreement dated as of December 30, 2008 between Sykes Enterprises, Incorporated and W. Michael Kipphut. (17)*

10.21	Amended and Restated Employment Agreement dated as of December 29, 2008 between Sykes Enterprises, Incorporated and Jenna R. Nelson. (17)*

10.22	Amended and Restated Employment Agreement dated as of December 29, 2008 between Sykes Enterprises, Incorporated and James T. Holder. (17)*

10.23	Amended and Restated Employment Agreement dated as of December 29, 2008 between Sykes Enterprises, Incorporated and William N. Rocktoff. (17)*

10.24	Amended and Restated Employment Agreement dated as of December 29, 2008 between Sykes Enterprises, Incorporated and James Hobby, Jr. (17)*

10.25	Amended and Restated Employment Agreement dated as of December 29, 2008 between Sykes Enterprises, Incorporated and Daniel L. Hernandez. (17)*

10.26	Amended and Restated Employment Agreement dated as of December 29, 2008 between Sykes Enterprises, Incorporated and David L. Pearson. (17)*

10.27	Lease Agreement, dated January 25, 2008, Lease Amendment Number One and Lease Amendment Number Two dated February 12, 2008 and May 28, 2008 respectively, between Sykes Enterprises, Incorporated and Kingstree Office One, LLC. (13)

10.28	Credit Agreement, dated May 12, 2015, between Sykes Enterprises, Incorporated, the lenders party thereto and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent. (19)

Exhibit Number	Exhibit Description

10.29	Business Sale and Purchase Agreement, dated as of March 29, 2012, between Sykes Enterprises, Incorporated and Iberphone, S.A.U. (20)

10.30	Stock Purchase Agreement, dated as of March 30, 2012, by and among Sykes Enterprises, Incorporated (not as a Seller), SEI International Services S.a.r.l. (as Seller) and Eugenio Arceu Garcia as Buyer. (20)

10.31	Employment Agreement, dated as of September 13, 2012, between Sykes Enterprises, Incorporated and Lawrence R. Zingale. (21)*

10.32	Employment Agreement, dated as of September 13, 2012, between Sykes Enterprises, Incorporated and Christopher Carrington. (21)*

10.33	Sykes Enterprises, Incorporated Deferred Compensation Plan Amended and Restated as of January 1, 2014.(26)*

10.34	Employment Agreement, dated as of April 15, 2014, between Sykes Enterprises, Incorporated and John Chapman. (23)*

10.35	Employment Agreement, dated as of October 29, 2014, between Sykes Enterprises, Incorporated and Andrew Blanchard.(26)*

10.36	Employment Agreement, dated as of October 29, 2016, between Sykes Enterprises, Incorporated and James D. Farnsworth.*

10.37	Amended and Restated Sykes Enterprises, Incorporated Deferred Compensation Plan, effective as of January 1, 2016.*

10.38	First Amendment to the Amended and Restated Sykes Enterprises, Incorporated Deferred Compensation Plan, effective as of June 30, 2016.*

10.39	Second Amendment to the Amended and Restated Sykes Enterprises, Incorporated Deferred Compensation Plan, effective as of January 1, 2017.*

14.1	Code of Ethics. (25)

21.1	List of subsidiaries of Sykes Enterprises, Incorporated.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney relating to subsequent amendments (included on the signature page of this report).

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer, pursuant to Section 1350.

32.2	Certification of Chief Financial Officer, pursuant to Section 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
(1)	Filed as an Exhibit to the Registrant’s Registration Statement on Form S-1 (Registration No. 333-2324) and incorporated herein by reference.
(2)	Filed as Exhibit 3.1 to the Registrant’s Registration Statement on Form S-3 filed with the Commission on October 23, 1997, and incorporated herein by reference.
(3)	Filed as Exhibit 3.2 to the Registrant’s Form 10-K filed with the Commission on March 29, 1999, and incorporated herein by reference.
(4)	Filed as Exhibit 10.32 to Registrant’s Form 10-Q filed with the Commission on May 7, 2001, and incorporated herein by reference.
(5)	Filed as an Exhibit to Registrant’s Form 10-Q filed with the Commission on August 9, 2004, and incorporated herein by reference.
(6)	Filed as an Exhibit to Registrant’s Current Report on Form 8-K filed with the Commission on December 16, 2004, and incorporated herein by reference.
(7)	Filed as an Exhibit to Registrant’s Form 10-K filed with the Commission on March 22, 2005, and incorporated herein by reference.
(8)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on April 4, 2006, and incorporated herein by reference.
(9)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on May 31, 2006, and incorporated herein by reference.
(10)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on December 28, 2006, and incorporated herein by reference.
(11)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on January 8, 2008, and incorporated herein by reference.
(12)	Filed as an Exhibit to the Registrant’s Form 10-Q filed with the Commission on May 7, 2008, and incorporated herein by reference.
(13)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on May 29, 2008, and incorporated herein by reference.
(14)	Filed as an Exhibit to the Registrant’s Form 10-Q filed with the Commission on November 5, 2008, and incorporated herein by reference.
(15)	Filed as an Exhibit to the Registrant’s Current Report on Form 8-K filed with the Commission on October 9, 2009, and incorporated herein by reference.
(16)	Filed as an Exhibit to the Registrant’s Proxy Statement for the 2009 annual meeting of shareholders filed with the Commission on April 22, 2009, and incorporated herein by reference.
(17)	Filed as an Exhibit to the Registrant’s Annual Report on Form 10-K filed with the Commission on March 10, 2009, and incorporated herein by reference.
(18)	Filed as an Exhibit to the Registrant’s Quarterly Report on Form 10-Q filed with the Commission on August 9, 2011, and incorporated herein by reference.
(19)	Filed as an Exhibit to the Registrant’s Form 8-K filed with the Commission on May 13, 2015, and incorporated herein by reference.
(20)	Filed as an Exhibit to the Registrant’s Form 8-K filed with the Commission on July 30, 2012, and incorporated herein by reference.
(21)	Filed as an Exhibit to the Registrant’s Form 8-K filed with the Commission on September 19, 2012, and incorporated herein by reference.
(22)	Filed as an Exhibit to the Registrant’s Form 8-K filed with the Commission on March 24, 2014, and incorporated herein by reference.
(23)	Filed as an Exhibit to the Registrant’s Form 8-K filed with the Commission on April 15, 2014, and incorporated herein by reference.
(24)	Filed as an Exhibit to the Registrant’s Proxy Statement for the 2012 annual meeting of shareholders filed with the Commission on April 14, 2012, and incorporated herein by reference.
(25)	Available on the Registrant’s website at www.sykes.com, by clicking on “Company,” then “Investor Relations” and then “Documents and Charters” under the heading “Corporate Governance.”
(26)	Filed as an Exhibit to Registrant’s Form 10-K filed with the Commission on February 19, 2015, and incorporated herein by reference.

(27)	Filed as an Exhibit to Registrant’s Form 10-K filed with the Commission on February 29, 2016, and incorporated herein by reference.
(28)	Filed as an Exhibit to Registrant’s Form 8-K filed with the Commission on March 8, 2016, and incorporated herein by reference.

Item 16. Form 10-K Summary

Not Applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, and State of Florida, on this 1st day of March 2017.

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

Signature	Title	Date

/s/ James S. MacLeod	Chairman of the Board	March 1, 2017
James S. MacLeod

/s/ Charles E. Sykes	President and Chief Executive Officer and	March 1, 2017
Charles E. Sykes	Director (Principal Executive Officer)

/s/ Vanessa C.L. Chang	Director	March 1, 2017
Vanessa C.L. Chang

/s/ Lt. Gen. Michael P. Delong (Ret.)	Director	March 1, 2017
Lt. Gen. Michael P. Delong (Ret.)

/s/ Carlos E. Evans	Director	March 1, 2017
Carlos E. Evans

/s/ Lorraine L. Lutton	Director	March 1, 2017
Lorraine L. Lutton

/s/ William J. Meurer	Director	March 1, 2017
William J. Meurer

/s/ William D. Muir, Jr.	Director	March 1, 2017
William D. Muir, Jr.

/s/ Paul L. Whiting	Director	March 1, 2017
Paul L. Whiting

/s/ John Chapman	Executive Vice President and Chief Financial Officer	March 1, 2017
John Chapman	(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sykes Enterprises, Incorporated

Tampa, Florida

We have audited the accompanying consolidated balance sheets of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Sykes Enterprises, Incorporated and subsidiaries as of December 31, 2016 and 2015 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Certified Public Accountants

Tampa, Florida

March 1, 2017

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share data)	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$266,675	$235,358
Receivables, net	318,558	277,096
Prepaid expenses	21,973	17,321
Other current assets	16,030	33,262

Total current assets	623,236	563,037
Property and equipment, net	156,214	111,962
Goodwill, net	265,404	195,733
Intangibles, net	153,055	50,896
Deferred charges and other assets	38,494	26,144

	$1,236,403	$947,772

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$29,163	$23,255
Accrued employee compensation and benefits	92,552	77,246
Current deferred income tax liabilities	—	1,120
Income taxes payable	4,487	1,959
Deferred revenue	38,736	28,119
Other accrued expenses and current liabilities	37,919	21,476

Total current liabilities	202,857	153,175
Deferred grants	3,761	4,810
Long-term debt	267,000	70,000
Long-term income tax liabilities	19,326	18,512
Other long-term liabilities	18,937	22,595

Total liabilities	511,881	269,092

Commitments and loss contingency (Note 22)

Shareholders’ equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 200,000 shares authorized; 42,895 and 42,785 shares issued, respectively	429	428
Additional paid-in capital	281,357	275,380
Retained earnings	518,611	458,325
Accumulated other comprehensive income (loss)	(67,027)	(53,662)
Treasury stock at cost: 362 and 113 shares, respectively	(8,848)	(1,791)

Total shareholders’ equity	724,522	678,680

	$1,236,403	$947,772

See accompanying Notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended December 31,
(in thousands, except per share data)	2016	2015	2014
Revenues	$1,460,037	$1,286,340	$1,327,523

Operating expenses:
Direct salaries and related costs	947,677	836,516	892,110
General and administrative	351,408	297,257	298,129
Depreciation, net	49,013	43,752	45,363
Amortization of intangibles	19,377	14,170	14,396
Net (gain) loss on disposal of property and equipment	314	381	(2,030)

Total operating expenses	1,367,789	1,192,076	1,247,968

Income from operations	92,248	94,264	79,555

Other income (expense):
Interest income	607	668	958
Interest (expense)	(5,570)	(2,465)	(2,011)
Other income (expense)	1,599	(2,484)	(1,343)

Total other income (expense)	(3,364)	(4,281)	(2,396)

Income before income taxes	88,884	89,983	77,159
Income taxes	26,494	21,386	19,368

Net income	$62,390	$68,597	$57,791

Net income per common share:
Basic	$1.49	$1.64	$1.36

Diluted	$1.48	$1.62	$1.35

Weighted average common shares outstanding:
Basic	41,847	41,899	42,609
Diluted	42,239	42,447	42,814

See accompanying Notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
(in thousands)	2016	2015	2014
Net income	$62,390	$68,597	$57,791

Other comprehensive income (loss), net of taxes:
Foreign currency translation gain (loss), net of taxes	(13,792)	(36,525)	(34,827)
Unrealized gain (loss) on net investment hedges, net of taxes	2,096	3,894	3,959
Unrealized actuarial gain (loss) related to pension liability, net of taxes	96	21	(142)
Unrealized gain (loss) on cash flow hedging instruments, net of taxes	(1,698)	(416)	2,424
Unrealized gain (loss) on postretirement obligation, net of taxes	(67)	(75)	28

Other comprehensive income (loss), net of taxes	(13,365)	(33,101)	(28,558)

Comprehensive income (loss)	$49,025	$35,496	$29,233

See accompanying Notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Additional		Accumulated Other		Total
(in thousands)	Shares Issued	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock
Balance at January 1, 2014	43,997	$440	$279,513	$349,366	$7,997	$(1,612)	$635,704
Stock-based compensation expense	—	—	6,381	—	—	—	6,381
Excess tax benefit (deficiency) from stock-based compensation	—	—	(82)	—	—	—	(82)
Issuance of common stock under equity award plans, net of shares withheld for employee taxes	(76)	(1)	(592)	—	—	156	(437)
Repurchase of common stock	—	—	—	—	—	(12,581)	(12,581)
Retirement of treasury stock	(630)	(6)	(5,932)	(6,643)	—	12,581	—
Comprehensive income (loss)	—	—	—	57,791	(28,558)	—	29,233

Balance at December 31, 2014	43,291	433	279,288	400,514	(20,561)	(1,456)	658,218
Stock-based compensation expense	—	—	8,749	—	—	—	8,749
Excess tax benefit (deficiency) from stock-based compensation	—	—	422	—	—	—	422
Issuance of common stock under equity award plans, net of shares withheld for employee taxes	348	4	(3,159)	—	—	(171)	(3,326)
Repurchase of common stock	—	—	—	—	—	(20,879)	(20,879)
Retirement of treasury stock	(854)	(9)	(9,920)	(10,786)	—	20,715	—
Comprehensive income (loss)	—	—	—	68,597	(33,101)	—	35,496

Balance at December 31, 2015	42,785	428	275,380	458,325	(53,662)	(1,791)	678,680
Stock-based compensation expense	—	—	10,779	—	—	—	10,779
Excess tax benefit (deficiency) from stock-based compensation	—	—	2,098	—	—	—	2,098
Issuance of common stock under equity award plans, net of shares withheld for employee taxes	256	2	(4,724)	—	—	(194)	(4,916)
Repurchase of common stock	—	—	—	—	—	(11,144)	(11,144)
Retirement of treasury stock	(146)	(1)	(2,176)	(2,104)	—	4,281	—
Comprehensive income (loss)	—	—	—	62,390	(13,365)	—	49,025

Balance at December 31, 2016	42,895	$429	$281,357	$518,611	$(67,027)	$(8,848)	$724,522

See accompanying Notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2016	2015	2014
Cash flows from operating activities:
Net income	$62,390	$68,597	$57,791
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	49,600	44,515	46,255
Amortization of intangibles	19,377	14,170	14,396
Amortization of deferred grants	(845)	(973)	(1,348)
Unrealized foreign currency transaction (gains) losses, net	(1,104)	318	119
Stock-based compensation expense	10,779	8,749	6,381
Excess tax (benefit) from stock-based compensation	(2,098)	(422)	—
Deferred income tax provision (benefit)	2,339	2,515	4,865
Net (gain) loss on disposal of property and equipment	314	381	(2,030)
Bad debt expense (reversals)	89	278	(181)
Write-downs (recoveries) of value added tax receivables	(148)	—	(638)
Unrealized (gains) losses on financial instruments, net	521	1,028	2,352
Foreign exchange (gain) loss on liquidation of foreign entities	(25)	720	113
Amortization of deferred loan fees	269	403	259
Net (gain) on insurance settlement	—	(919)	—
Proceeds from business interruption insurance settlement	—	156	—
Imputed interest expense and fair value adjustments to contingent consideration	(1,496)	408	—
Other	(101)	(106)	(10)
Changes in assets and liabilities, net of acquisition:
Receivables	(32,905)	2,499	(40,276)
Prepaid expenses	(3,587)	(3,040)	336
Other current assets	(3,398)	(6,972)	(6,673)
Deferred charges and other assets	(1,286)	1,951	3,545
Accounts payable	(2,938)	(124)	2,029
Income taxes receivable / payable	4,999	(5,666)	2,609
Accrued employee compensation and benefits	15,699	(1,481)	5,179
Other accrued expenses and current liabilities	5,090	(1,564)	(5,026)
Deferred revenue	6,343	(2,559)	2,147
Other long-term liabilities	2,850	(2,398)	2,070

Net cash provided by operating activities	130,728	120,464	94,264

Cash flows from investing activities:
Capital expenditures	(78,342)	(49,662)	(44,683)
Cash paid for business acquisition, net of cash acquired	(205,324)	(9,370)	—
Proceeds from sale of property and equipment	582	616	3,639
Investment in restricted cash	(466)	(45)	(7)
Release of restricted cash	372	13	160
Proceeds from property and equipment insurance settlement	—	1,490	—
Net investment hedge settlement	10,339	—	—
Purchase of intangible assets	(10)	—	—

Net cash (used for) investing activities	(272,849)	(56,958)	(40,891)

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Continued)

	Years Ended December 31,
(in thousands)	2016	2015	2014
Cash flows from financing activities:
Payments of long-term debt	(19,000)	(10,000)	(23,000)
Proceeds from issuance of long-term debt	216,000	5,000	—
Excess tax benefit from stock-based compensation	2,098	422	—
Cash paid for repurchase of common stock	(11,144)	(20,879)	(12,581)
Proceeds from grants	202	670	256
Payments on short-term debt	—	(323)	—
Shares repurchased for minimum tax withholding on equity awards	(4,916)	(3,326)	(437)
Cash paid for loan fees related to long-term debt	—	(962)	—
Payments of contingent consideration related to acquisitions	(1,396)	—	—

Net cash provided by (used for) financing activities	181,844	(29,398)	(35,762)

Effects of exchange rates on cash and cash equivalents	(8,406)	(13,887)	(14,459)

Net increase (decrease) in cash and cash equivalents	31,317	20,221	3,152
Cash and cash equivalents – beginning	235,358	215,137	211,985

Cash and cash equivalents – ending	$266,675	$235,358	$215,137

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$4,003	1,476	1,716
Cash paid during period for income taxes	$18,764	$30,467	$16,560

Non-cash transactions:
Property and equipment additions in accounts payable	$10,692	4,941	5,512
Unrealized gain (loss) on postretirement obligation in accumulated other comprehensive income (loss)	$(67)	$(75)	$28

See accompanying Notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1. Overview and Summary of Significant Accounting Policies

Business — Sykes Enterprises, Incorporated and consolidated subsidiaries (“SYKES” or the “Company”) provides comprehensive outsourced customer engagement solutions and services in the business process outsourcing arena to companies, primarily within the communications, financial services, technology/consumer, transportation and leisure, healthcare and retail industries. SYKES provides flexible, high-quality outsourced customer engagement services (with an emphasis on inbound technical support, digital support and demand generation, and customer service), which includes customer assistance, healthcare and roadside assistance, technical support and product and service sales to its clients’ customers. Utilizing SYKES’ integrated onshore/offshore global delivery model, SYKES provides its services through multiple communication channels encompassing phone, e-mail, social media, text messaging, chat and digital self-service. SYKES complements its outsourced customer engagement services with various enterprise support services in the United States that encompass services for a company’s internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, SYKES also provides fulfillment services, which includes order processing, payment processing, inventory control, product delivery and product returns handling. The Company has operations in two reportable segments entitled (1) the Americas, which includes the United States, Canada, Latin America, Australia and the Asia Pacific Rim, in which the client base is primarily companies in the United States that are using the Company’s services to support their customer management needs; and (2) EMEA, which includes Europe, the Middle East and Africa.

Acquisitions

On April 1, 2016, the Company completed the acquisition of Clear Link Holdings, LLC (“Clearlink”), pursuant to a definitive Agreement and Plan of Merger (the “Merger Agreement”), dated March 6, 2016. The Company has reflected the operating results in the Consolidated Statements of Operations since April 1, 2016. See Note 2, Acquisitions, for additional information on the acquisition.

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

Revenues from fulfillment services account for 0.7%, 1.6% and 1.4% of total consolidated revenues for the years ended December 31, 2016, 2015 and 2014, respectively, some of which contain multiple-deliverables. The service offerings for these fulfillment service contracts typically include pick-pack-and-ship, warehousing, process management, finished goods assembly and pass-through costs. In accordance with ASC 605-25 “Revenue Recognition — Multiple-Element Arrangements” (“ASC 605-25”) [as amended by Accounting Standards Update (“ASU”) 2009-13 “Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements — a consensus of the FASB Emerging Issues Task Force” (“ASU 2009-13”)], the Company determines if the services provided under these contracts with multiple-deliverables represent separate units of accounting. A deliverable constitutes a separate unit of accounting when it has standalone value, and where return rights exist, delivery or performance of the undelivered items is considered probable and substantially within our control. If those deliverables are determined to be separate units of accounting, revenues from these services are recognized as the services are performed under a fully executed contractual agreement. If those deliverables are not determined to be separate units of accounting, revenue for the delivered services are bundled into a single unit of accounting and recognized on the proportional performance method using the straight-line basis over the contract period, or the actual number of operational seats used to serve the client, as appropriate.

The Company allocates revenue to each of the deliverables based on a selling price hierarchy of vendor specific objective evidence (“VSOE”), third-party evidence, and then estimated selling price. VSOE is based on the price charged when the deliverable is sold separately. Third-party evidence is based on largely interchangeable competitor services in standalone sales to similarly situated customers. Estimated selling price is based on the Company’s best estimate of what the selling prices of deliverables would be if they were sold regularly on a standalone basis. Estimated selling price is established considering multiple factors including, but not limited to, pricing practices in different geographies, service offerings, and customer classifications. Once the Company allocates revenue to each deliverable, the Company recognizes revenue when all revenue recognition criteria are met. As of December 31, 2016, the Company’s fulfillment contracts with multiple-deliverables met the separation criteria as outlined in ASC 605-25 and the revenue was accounted for accordingly. Other than these fulfillment contracts, the Company had no other contracts that contain multiple-deliverables as of December 31, 2016.

Cash and Cash Equivalents — Cash and cash equivalents consist of cash and highly liquid short-term investments. Cash in the amount of $266.7 million and $235.4 million at December 31, 2016 and 2015, respectively, was primarily held in non-interest bearing investments, which have original maturities of less than 90 days. Cash and cash equivalents of $243.8 million and $221.7 million at December 31, 2016 and 2015, respectively, were held in international operations and may be subject to additional taxes if repatriated to the United States (“U.S.”).

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

The carrying value of property and equipment to be held and used is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360 “Property, Plant and Equipment.” For purposes of recognition and measurement of an impairment loss, assets are grouped at the lowest levels for which there are identifiable cash flows (the “asset group”). An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the amount by which the carrying value of the asset exceeds its estimated fair value, which is generally determined based on appraisals or sales prices of comparable assets or independent third party offers. Occasionally, the Company redeploys property and equipment from under-utilized centers to other locations to improve capacity utilization if it is determined that the related undiscounted future cash flows in the under-utilized centers would not be sufficient to recover the carrying amount of these assets. The Company determined that its property and equipment were not impaired as of December 31, 2016 and 2015.

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

The Company receives government lease grants as an incentive for leasing space at specific locations or locating engagement centers in a government’s jurisdiction. These grants are repayable, under certain terms and conditions, as set forth in the grant agreements. Accordingly, grant monies received are deferred and amortized primarily as a reduction to rent expense included in “General and administrative” over the required lease period.

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

Customer-Acquisition Advertising Costs — The Company utilizes direct-response advertising the primary purpose of which is to elicit purchases from its clients’ customers. These costs are capitalized when they are expected to result in probable future benefits and are amortized over the period during which future benefits are expected to be received, which is generally less than one month. All other advertising costs are expensed as incurred. As of December 31, 2016, the Company had less than $0.1 million of capitalized direct-response advertising costs included in “Prepaid expenses” in the accompanying Consolidated Balance Sheet (none in 2015 or 2014). Total advertising costs included in “Direct salaries and related costs” in the accompanying Consolidated Income Statement for the year ended December 31, 2016 was $28.1 million (none in 2015 or 2014).

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

Embedded Derivatives — The Company uses significant unobservable inputs to determine the fair value of embedded derivatives, which are classified in Level 3 of the fair value hierarchy. These unobservable inputs include expected cash flows associated with the lease, currency exchange rates on the day of commencement, as well as forward currency exchange rates; results of which are adjusted for credit risk. These items are classified in Level 3 of the fair value hierarchy. See Note 10, Financial Derivatives, for further information.

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedging activities. This process includes linking all derivatives that are designated as cash flow hedges to forecasted transactions. Hedges of a net investment in a foreign operation are linked to the specific foreign operation. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective on a prospective and retrospective basis. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge or if a forecasted hedge is no longer probable of occurring, or if the Company de-designates a derivative as a hedge, the Company discontinues hedge accounting prospectively. At December 31, 2016 and 2015, all hedges were determined to be highly effective.

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

New Accounting Standards Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The amendments in ASU 2014-09 outline a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and indicate that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this, an entity should identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date” (“ASU 2015-14”). The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that period. An entity should apply the amendments using either the full retrospective approach or retrospectively with a cumulative effect of initially applying the amendments recognized at the date of initial application. In 2016, the FASB issued additional ASUs that are part of the overall new revenue guidance including: ASU 2016-08, “Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”, ASU 2016-10, “Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing”, ASU 2016-11, “Revenue Recognition and Derivatives and Hedging: Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 Emerging Issues Task Force Meeting (“EITF”)” and ASU 2016-12, “Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients”.

The Company is evaluating the impact of ASU 2014-09 and the related ASUs. Based on the preliminary results of its evaluation, the Company does not expect the adoption of these ASUs on January 1, 2018 to have a material impact on the recognition of revenue. The Company expects to complete its assessment by the end of the third quarter of 2017, including selecting a transition method.

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

In March 2016, the FASB issued ASU 2016-05, “Derivatives and Hedging (Topic 815) – Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships” (“ASU 2016-05”). These amendments clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. These amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company does not expect the prospective adoption of ASU 2016-05 to have a material impact on its financial condition, results of operations and cash flows.

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

In October 2016, the FASB issued ASU 2016-16, “Income Taxes (Topic 740) – Intra-Entity Transfers of Assets Other than Inventory” (“ASU 2016-16”). These amendments require recognition of the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. These amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. These amendments will be applied using a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued. The Company does not expect the adoption of ASU 2016-16 to materially impact its financial condition, results of operations and cash flows.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230) – Restricted Cash (A Consensus of the FASB Emerging Issues Task Force” (“ASU 2016-18”). These amendments clarify how entities should present restricted cash and restricted cash equivalents in the statement of cash flows, requiring entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. These amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. These amendments will be applied using a retrospective transition method to each period presented. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016-18 to materially impact its financial condition, results of operations and cash flows.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805) – Clarifying the Definition of a Business” (“ASU 2017-01”). These amendments clarify the definition of a business to help companies evaluate whether transactions should be accounted for as acquisitions or disposals of assets or businesses. These amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. These amendments will be applied prospectively. Early adoption is permitted in certain circumstances. The Company does not expect the adoption of ASU 2017-01 to materially impact its financial condition, results of operations and cash flows.

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”). These amendments simplify the test for goodwill impairment by eliminating Step 2 from the impairment test, which required the entity to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining fair value of assets acquired and liabilities assumed in a business combination. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. These amendments are effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. These amendments will be applied on a prospective basis, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of ASU 2017-04 to materially impact its financial condition, results of operations and cash flows.

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

Note 2. Acquisitions

Clearlink

On April 1, 2016, the Company acquired 100% of the outstanding membership units of Clearlink through a merger of Clearlink with and into a subsidiary of the Company (the “Merger”). Clearlink, with its operations located in the United States, is an inbound demand generation and sales conversion platform serving numerous Fortune 500 business-to-consumer and business-to-business clients across various industries and subsectors, including telecommunications, satellite television, home security and insurance. The results of Clearlink’s operations have been included in the Company’s consolidated financial statements since April 1, 2016 (the “Clearlink acquisition date”). The strategic acquisition of Clearlink expands the Company’s suite of service offerings while creating differentiation in the marketplace, broadening its addressable market opportunity and extending executive level reach within the Company’s existing clients’ organizations. This resulted in the Company paying a substantial premium for Clearlink resulting in the recognition of goodwill. Pursuant to Federal income tax laws, intangible assets and goodwill from the Clearlink acquisition are deductible over a 15-year amortization period.

The Clearlink purchase price totaled $207.9 million, consisting of the following:

Total
Cash (1)	$209,186
Working capital adjustment	(1,278)

$207,908

(1)	Funded through borrowings under the Company’s credit agreement. See Note 18, Borrowings, for more information.

Approximately $2.6 million of the purchase price was placed in an escrow account as security for the indemnification obligations of Clearlink’s members under the merger agreement.

The following table summarizes the estimated Clearlink acquisition date fair values of the assets acquired and liabilities assumed (all included in the Americas segment), the measurement period adjustments and the final purchase price allocation (in thousands):

	Initial Purchase Price Allocation	Measurement Period Adjustments	Final Purchase Price Allocation
Cash and cash equivalents	$2,584	$—	$2,584
Receivables (1)	16,801	—	16,801
Prepaid expenses	1,553	—	1,553

Total current assets	20,938	—	20,938
Property and equipment	12,869	—	12,869
Goodwill	70,223	340	70,563
Intangibles	121,400	—	121,400
Deferred charges and other assets	229	—	229

Accounts payable	(3,564)	—	(3,564)
Accrued employee compensation and benefits	(1,610)	—	(1,610)
Income taxes payable	—	(340)	(340)
Deferred revenue	(4,620)	—	(4,620)
Other accrued expenses and current liabilities	(6,324)	—	(6,324)

Total current liabilities	(16,118)	(340)	(16,458)
Other long-term liabilities	(1,633)	—	(1,633)

	$207,908	$—	$207,908

(1)	The fair value equals the gross contractual value of the receivables.

The Company accounted for the Clearlink acquisition in accordance with ASC 805, “Business Combinations” (“ASC 805”), whereby the purchase price paid was allocated to the tangible and identifiable intangibles acquired and liabilities assumed from Clearlink based on their estimated fair values as of the closing date. The Company completed its analysis of the purchase price allocation during the fourth quarter of 2016 and the resulting adjustments of $0.3 million to income taxes payable and goodwill were recorded in accordance with ASU 2015-16, “Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments.”

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

The amount of Clearlink’s revenues and net income since the April 1, 2016 acquisition date, included in the Company’s Consolidated Statements of Operations for the period indicated below, was as follows (in thousands):

From April 1, 2016 Through December 31, 2016
Revenues	$123,289
Net income	$1,563

The following table presents the unaudited pro forma combined revenues and net earnings as if Clearlink had been included in the consolidated results of the Company for the entire years ended December 31, 2016 and 2015. The pro forma financial information is not indicative of the results of operations that would have been achieved if the acquisition and related borrowings had taken place on January 1, 2016 and 2015 (in thousands):

	Years Ended December 31,
	2016	2015
Revenues	$1,493,866	$1,407,850
Net income	$65,662	$69,801
Net income per common share:
Basic	$1.57	$1.67
Diluted	$1.55	$1.64

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

Merger and integration costs associated with Clearlink included in “General and administrative” costs in the accompanying Consolidated Statement of Operations for the year ended December 31, 2016 were as follows (none in 2015 or 2014) (in thousands):

Year Ended December 31, 2016
Severance costs:
Americas	$135

Transaction and integration costs:
Americas	29
Other	4,470

4,499

Total merger and integration costs	$4,634

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

The fair value of the contingent consideration was estimated using the discounted cash flow method, and was included in “Other long-term liabilities” in the accompanying Consolidated Balance Sheet (see Note 4, Fair Value, for further information). As part of the discounted cash flow method, the Company calculated an adjusted weighted average cost of capital (“WACC”) specifically attributable to the future payments of the contingent consideration. Based on the forecasted revenue and profitability scenarios and their respective probabilities of occurrence, the Company estimated the present value of the probability-adjusted future payments utilizing an adjusted WACC for the potential future payments. The Company believes that its estimates and assumptions are reasonable, but there is significant judgment involved. Changes in the fair value of the contingent consideration liabilities subsequent to the acquisition were recorded in the Company’s Consolidated Statements of Operations.

On September 26, 2016, the Company entered into an addendum to the Qelp Purchase Agreement with the Sellers to settle the outstanding contingent consideration for EUR 4.0 million ($4.2 million as of December 31, 2016) to be paid on June 30, 2017.

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

Merger and integration costs associated with Qelp included in “General and administrative” costs in the accompanying Consolidated Statement of Operations in the Other segment for the year ended December 31, 2015 were as follows (none in 2016 and 2014) (in thousands):

Year Ended December 31, 2015
Transaction costs	$455

Note 3. Costs Associated with Exit or Disposal Activities

During 2011 and 2010, the Company announced several initiatives to streamline excess capacity through targeted seat reductions (the “Exit Plans”) in an on-going effort to manage and optimize capacity utilization. These Exit Plans included, but were not limited to, closing customer engagement centers in The Philippines, the United Kingdom, Ireland and South Africa and consolidating leased space in various locations in the U.S. and the Netherlands. These Exit Plans impacted approximately 800 employees. The Company has paid $16.2 million in cash through December 31, 2016 under these Exit Plans.

The cumulative costs expected and incurred as a result of the Exit Plans were as follows as of December 31, 2016 (in thousands):

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

The following table summarizes the accrued liability associated with the Exit Plans’ exit or disposal activities and related charges (reversals) for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Lease Obligation and Facility Exit Costs	Severance and Related Costs	Total
Balance at January 1, 2014	$2,843	$131	$2,974
Charges (reversals) (1)	(185)	(129)	(314)
Cash payments	(1,095)	—	(1,095)
Other non-cash changes (2)	(5)	(2)	(7)

Balance at December 31, 2014	1,558	—	1,558
Charges (reversals)	—	—	—
Cash payments	(825)	—	(825)
Other non-cash changes (2)	—	—	—

Balance at December 31, 2015	733	—	733
Charges (reversals)	—	—	—
Cash payments	(733)	—	(733)
Other non-cash changes (2)	—	—	—

Balance at December 31, 2016	$—	$—	$—

(1)

During 2014, the Company reversed accruals related to the final settlement of lease obligations and facility exit costs as well as severance and related costs in EMEA for the Ireland sites, which reduced “General and administrative” costs in the accompanying Consolidated Statement of Operations.

(2)	Effect of foreign currency translation.

Restructuring Liability Classification

The following table summarizes the Company’s short-term and long-term accrued liabilities associated with its exit and disposal activities, by plan, as of December 31, 2016 and 2015 (in thousands):

	Americas Fourth Quarter 2011 Exit Plan	Americas Third Quarter 2010 Exit Plan	Total
December 31, 2016
Short-term accrued restructuring liability (1)	$—	$—	$—
Long-term accrued restructuring liability (2)	—	—	—

Ending accrual at December 31, 2016	$—	$—	$—

December 31, 2015
Short-term accrued restructuring liability (1)	$144	$487	$631
Long-term accrued restructuring liability (2)	22	80	102

Ending accrual at December 31, 2015	$166	$567	$733

(1)	Included in “Other accrued expenses and current liabilities” in the accompanying Consolidated Balance Sheets.
(2)	Included in “Other long-term liabilities” in the accompanying Consolidated Balance Sheets.

As of December 31, 2016, there is no future restructuring liability outstanding for the remainder of the lease terms, the last of which ends in February 2017, for the Americas Fourth Quarter 2011 and Americas Third Quarter 2010 Exit Plans. The EMEA Fourth Quarter 2011 and EMEA Fourth Quarter 2010 Exit Plans were settled during 2014.

Note 4. Fair Value

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the requirements of ASC 820 consist of the following (in thousands):

		Fair Value Measurements at December 31, 2016 Using:
	Balance at	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2016	Level (1)	Level (2)	Level (3)
Assets:
Foreign currency forward and option contracts (1)	$3,921	$—	$3,921	$—
Embedded derivatives (1)	12	—	—	12
Equity investments held in rabbi trust for the Deferred Compensation Plan (2)	7,470	7,470	—	—
Debt investments held in rabbi trust for the Deferred Compensation Plan (2)	1,944	1,944	—	—

	$13,347	$9,414	$3,921	$12

Liabilities:
Long-term debt (3)	$267,000	$—	$267,000	$—
Foreign currency forward and option contracts (1)	1,912	—	1,912	—
Embedded derivatives (1)	567	—	—	567
Contingent consideration included in “Other accrued expenses and current liabilities” (4)	6,100	—	—	6,100

	$275,579	$—	$268,912	$6,667

		Fair Value Measurements at December 31, 2015 Using:
	Balance at	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2015	Level (1)	Level (2)	Level (3)
Assets:
Foreign currency forward and option contracts (1)	$10,962	$—	$10,962	$—
Equity investments held in rabbi trust for the Deferred Compensation Plan (2)	6,229	6,229	—	—
Debt investments held in rabbi trust for the Deferred Compensation Plan (2)	1,622	1,622	—	—
Guaranteed investment certificates (5)	86	—	86	—

	$18,899	$7,851	$11,048	$—

Liabilities:
Long-term debt (3)	$70,000	$—	$70,000	$—
Foreign currency forward and option contracts (1)	835	—	835	—
Contingent consideration included in “Other long-term liabilities” (4)	6,280	—	—	6,280

	$77,115	$—	$70,835	$6,280

(1)	See Note 10, Financial Derivatives, for the classification in the accompanying Consolidated Balance Sheets.
(2)	Included in “Other current assets” in the accompanying Consolidated Balance Sheets. See Note 11, Investments Held in Rabbi Trust.
(3)	The carrying value of long-term debt approximates its estimated fair value as it re-prices at varying interest rates. See Note 18, Borrowings.
(4)	In the accompanying Consolidated Balance Sheets.
(5)	Included in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheets.

Reconciliations of Fair Value Measurements Categorized within Level 3 of the Fair Value Hierarchy

Embedded Derivatives in Lease Agreements

A rollforward of the net asset (liability) activity in the Company’s fair value of the embedded derivatives is as follows (in thousands) (none in 2015 or 2014):

Fair Value
Balance at January 1, 2016	$—
Gain (loss) recognized in “Other income (expense)” (1)	(714)
Effect of foreign currency	159

Balance at December 31, 2016	$(555)

Unrealized gain (loss) for the year ended December 31, 2016	$(721)

(1)	Includes realized and unrealized gain (loss).

Contingent Consideration

A rollforward of the activity in the Company’s fair value of the contingent consideration is as follows (in thousands) (none in 2014):

Fair Value
Balance at January 1, 2015	$—
Acquisition (1)	6,000
Payments	—
Imputed interest	408
Fair value adjustments	—
Effect of foreign currency	(128)

Balance at December 31, 2015	6,280
Acquisition (2)	2,779
Payments	(1,396)
Imputed interest	754
Fair value adjustments	(2,250)
Effect of foreign currency	(67)

Balance at December 31, 2016	$6,100

(1)	Related to the Qelp acquisition on July 2, 2015. See Note 2, Acquisitions.
(2)	Liability acquired as part of the Clearlink acquisition on April 1, 2016. See Note 2, Acquisitions.

The Company recorded a fair value adjustment of $2.6 million to the Qelp contingent consideration in “General and administrative” in the accompanying Consolidated Statements of Operations for the year ended December 31, 2016 due to the execution of an addendum to the Qelp Purchase Agreement with the Sellers dated September 26, 2016, subject to which the Company will pay the Sellers EUR 4.0 million on June 30, 2017 ($4.2 million as of December 31, 2016).

The Company recorded a fair value adjustment of $(0.3) million to the Clearlink contingent consideration in “General and administrative” in the accompanying Consolidated Statements of Operations in the year ended December 31, 2016 due to changes in the probability of achievement of certain revenue targets.

The Company accretes interest expense each period using the effective interest method until the contingent consideration reaches its estimated future value. Interest expense related to the contingent consideration is included in “Interest (expense)” in the accompanying Consolidated Statements of Operations.

Non-Recurring Fair Value

Certain assets, under certain conditions, are measured at fair value on a nonrecurring basis utilizing Level 3 inputs, as described in Note 1, Overview and Summary of Significant Accounting Policies, like those associated with acquired businesses, including goodwill, other intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if these assets were determined to be impaired. The adjusted carrying values for assets measured at fair value on a nonrecurring basis (no liabilities) subject to the requirements of ASC 820 were not material at December 31, 2016 and 2015.

Note 5. Goodwill and Intangible Assets

Intangible Assets

The following table presents the Company’s purchased intangible assets as of December 31, 2016 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Intangible assets subject to amortization:
Customer relationships	$166,634	$(75,364)	$91,270	10
Trade names and trademarks	14,095	(7,083)	7,012	7
Non-compete agreements	2,993	(1,643)	1,350	2
Content library	475	(357)	118	2
Proprietary software	1,550	(955)	595	3
Favorable lease agreement	449	(449)	—	2
Intangible assets not subject to amortization:
Domain names	52,710	—	52,710	N/A

	$238,906	$(85,851)	$153,055	6

The following table presents the Company’s purchased intangible assets as of December 31, 2015 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Intangible assets subject to amortization:
Customer relationships	$102,594	$(58,294)	$44,300	8
Trade names and trademarks	11,698	(5,470)	6,228	8
Content library	491	(123)	368	2
Non-compete agreements	1,190	(1,190)	—	2
Proprietary software	850	(850)	—	2
Favorable lease agreement	449	(449)	—	2

	$117,272	$(66,376)	$50,896	8

The Company’s estimated future amortization expense for the succeeding years relating to the purchased intangible assets resulting from acquisitions completed prior to December 31, 2016, is as follows (in thousands):

Years Ending December 31,	Amount
2017	$20,759
2018	14,571
2019	13,526
2020	10,871
2021	6,396
2022 and thereafter	34,222

Goodwill

Changes in goodwill for the year ended December 31, 2016 consist of the following (in thousands):

	January 1, 2016	Acquisition (1)	Effect of Foreign Currency	December 31, 2016
Americas	$186,049	$70,563	$(770)	$255,842
EMEA	9,684	—	(122)	9,562

	$195,733	$70,563	$(892)	$265,404

(1)	See Note 2, Acquisitions, for further information.

Changes in goodwill for the year ended December 31, 2015 consist of the following (in thousands):

	January 1, 2015	Acquisition (1)	Effect of Foreign Currency	December 31, 2015
Americas	$193,831	$—	$(7,782)	$186,049
EMEA	—	10,054	(370)	9,684

	$193,831	$10,054	$(8,152)	$195,733

(1)	See Note 2, Acquisitions, for further information.

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

As of July 31, 2016, the Company concluded that goodwill was not impaired for all six of its reporting units with goodwill, based on generally accepted valuation techniques and the significant assumptions outlined above. While the fair values of four of the six reporting units were substantially in excess of their carrying value, the Qelp reporting unit’s fair value exceeded its carrying value (although not substantially) and the newly acquired Clearlink reporting unit’s fair value approximated its carrying value due to the proximity to the acquisition date of April 1, 2016. The Clearlink reporting unit’s fair value of $207.9 million includes $70.6 million of goodwill.

The Qelp and Clearlink reporting units are at risk of future impairment if projected operating results are not met or other inputs into the fair value measurement change. However, as of December 31, 2016, there were no indicators of impairment for either reporting unit.

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

Note 7. Receivables, Net

Receivables, net consist of the following (in thousands):

	December 31,
	2016	2015
Trade accounts receivable	$316,311	$271,729
Income taxes receivable	1,309	4,976
Other	3,863	3,965

	321,483	280,670
Less: Allowance for doubtful accounts	2,925	3,574

	$318,558	$277,096

Allowance for doubtful accounts as a percent of trade receivables	0.9%	1.3%

Note 8. Prepaid Expenses

Prepaid expenses consist of the following (in thousands):

	December 31,
	2016	2015
Prepaid maintenance	$8,279	$7,509
Prepaid insurance	4,161	4,207
Prepaid rent	2,920	1,919
Prepaid other	6,613	3,686

	$21,973	$17,321

Note 9. Other Current Assets

Other current assets consist of the following (in thousands):

	December 31,
	2016	2015
Deferred tax assets (Note 20)	$—	$12,009
Investments held in rabbi trust (Note 11)	9,414	7,851
Financial derivatives (Note 10)	3,929	10,962
Other current assets	2,687	2,440

	$16,030	$33,262

Note 10. Financial Derivatives

Cash Flow Hedges – The Company has derivative assets and liabilities relating to outstanding forward contracts and options, designated as cash flow hedges, as defined under ASC 815 “Derivatives and Hedging” (“ASC 815”), consisting of Philippine Peso and Costa Rican Colon contracts. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates.

The deferred gains (losses) and related taxes on the Company’s cash flow hedges recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) in the accompanying Consolidated Balance Sheets are as follows (in thousands):

	December 31,
	2016	2015
Deferred gains (losses) in AOCI	$(2,295)	$(558)
Tax on deferred gains (losses) in AOCI	69	31

Deferred gains (losses) in AOCI, net of taxes	$(2,226)	$(527)

Deferred gains (losses) expected to be reclassified to “Revenues” from AOCI during the next twelve months	$(2,295)

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

The Company had the following outstanding foreign currency forward contracts and options (in thousands):

	As of December 31, 2016		As of December 31, 2015
Contract Type	Notional Amount in USD	Settle Through Date	Notional Amount in USD	Settle Through Date
Cash flow hedges:
Options:
Philippine Pesos	$51,000	December 2017	$71,750	December 2016

Forwards:
Costa Rican Colones	45,500	December 2017	34,500	November 2016

Net investment hedges:
Forwards:
Euros	76,933	September 2017	63,470	March 2016

Non-designated hedges:
Forwards	55,614	March 2017	50,603	March 2016
Embedded derivatives	13,234	April 2030	—	—

Master netting agreements exist with each respective counterparty to reduce credit risk by permitting net settlement of derivative positions. In the event of default by the Company or one of its counterparties, these agreements include a set-off clause that provides the non-defaulting party the right to net settle all derivative transactions, regardless of the currency and settlement date. The maximum amount of loss due to credit risk that, based on gross fair value, the Company would incur if parties to the derivative transactions that make up the concentration failed to perform according to the terms of the contracts was $3.9 million and $11.0 million as of December 31, 2016 and 2015, respectively. After consideration of these netting arrangements and offsetting positions by counterparty, the total net settlement amount as it relates to these positions are asset positions of $3.6 million and $10.2 million, and liability positions of $1.6 million and $0.1 million as of December 31, 2016 and 2015, respectively.

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

The following tables present the fair value of the Company’s derivative instruments included in the accompanying Consolidated Balance Sheets (in thousands):

	Derivative Assets
	December 31, 2016	December 31, 2015
	Fair Value	Fair Value
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts (1)	$—	$544

Derivatives designated as net investment hedging instruments under ASC 815:
Foreign currency forward contracts (1)	3,230	10,161

	3,230	10,705

Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts (1)	691	257
Embedded derivatives (1)	8	—
Embedded derivatives (2)	4	—

Total derivative assets	$3,933	$10,962

	Derivative Liabilities
	December 31, 2016	December 31, 2015
	Fair Value	Fair Value
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts (3)	$1,806	$396

Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts (3)	106	439
Embedded derivatives (3)	174	—
Embedded derivatives (4)	393	—

Total derivative liabilities	$2,479	$835

(1)	Included in “Other current assets” in the accompanying Consolidated Balance Sheets.
(2)	Included in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheets.
(3)	Included in “Other accrued expenses and current liabilities” in the accompanying Consolidated Balance Sheets.
(4)	Included in “Other long-term liabilities” in the accompanying Consolidated Balance Sheets.

The following tables present the effect of the Company’s derivative instruments included in the accompanying Consolidated Financial Statements for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)			Gain (Loss) Reclassified From Accumulated AOCI Into “Revenues” (Effective Portion)			Gain (Loss) Recognized in “Revenues” on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	December 31,			December 31,			December 31,
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts	$(2,308)	$1,696	$(2,787)	$(553)	$2,138	$(5,339)	$(5)	$12	$(3)

Derivatives designated as net investment hedging instruments under ASC 815:
Foreign currency forward contracts	3,409	6,101	6,344	—	—	—	—	—	—

	$1,101	$7,797	$3,557	$(553)	$2,138	$(5,339)	$(5)	$12	$(3)

	Gain (Loss) Recognized in “Other income (expense)” on Derivatives
	December 31,
	2016	2015	2014
Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts	$(1,556)	$1,374	$(44)
Embedded derivatives	(714)	—	—

	$(2,270)	$1,374	$(44)

Note 11. Investments Held in Rabbi Trust

The Company’s investments held in rabbi trust, classified as trading securities and included in “Other current assets” in the accompanying Consolidated Balance Sheets, at fair value, consist of the following (in thousands):

	December 31, 2016		December 31, 2015
	Cost	Fair Value	Cost	Fair Value
Mutual funds	$7,257	$9,414	$6,217	$7,851

The mutual funds held in the rabbi trust were 79% equity-based and 21% debt-based as of December 31, 2016. Net investment income (losses), included in “Other income (expense)” in the accompanying Consolidated Statements of Operations consists of the following (in thousands):

	Years Ended December 31,
	2016	2015	2014
Gross realized gains from sale of trading securities	$245	$356	$586
Gross realized (losses) from sale of trading securities	(4)	(1)	—
Dividend and interest income	92	79	58
Net unrealized holding gains (losses)	249	(597)	(276)

Net investment income (losses)	$582	$(163)	$368

Note 12. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2016	2015
Land	$3,360	$3,447
Buildings and leasehold improvements	126,323	96,926
Equipment, furniture and fixtures	306,443	291,993
Capitalized internally developed software costs	29,176	17,299
Transportation equipment	531	546
Construction in progress	10,693	8,703

	476,526	418,914
Less: Accumulated depreciation	320,312	306,952

	$156,214	$111,962

Capitalized internally developed software, net of depreciation, included in “Property and equipment, net” in the accompanying Consolidated Balance Sheets was as follows (in thousands):

	December 31,
	2016	2015
Capitalized internally developed software costs, net	$15,156	$8,135

Sale of Fixed Assets, Land and Building Located in Morganfield, Kentucky

In December 2016, the Company sold the fixed assets, land and building located in Morganfield, Kentucky, with a net carrying value of $0.3 million, for cash of $0.5 million (net of selling costs of less than $0.1 million). This resulted in a net gain on disposal of property and equipment of $0.2 million, which is included in “Net gain (loss) on disposal of property and equipment” in the accompanying Consolidated Statement of Operations for the year ended December 31, 2016.

Winter Storm Damage

In February 2015, customer engagement centers (the “facilities”) located in Perry County, Kentucky, Buchanan County, Virginia, and Wise, Virginia experienced damage to the buildings and contents as a result of winter storms. The Company filed an insurance claim with its property insurance company to recover losses of $1.6 million. The Company received $0.5 million and $1.1 million in April 2015 and July 2015, respectively, for costs to clean up and repair the facilities and business interruption. The Company completed the necessary clean up and repairs. The claim was finalized during the third quarter of 2015, resulting in a $0.9 million net gain on insurance settlement included in “General and administrative” in the accompanying Consolidated Statement of Operations for the year ended December 31, 2015.

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

Note 13. Deferred Charges and Other Assets

Deferred charges and other assets consist of the following (in thousands):

	December 31,
	2016	2015
Non-current mandatory tax security deposits (Note 20)	$13,810	$13,418
Non-current deferred tax assets (Note 20)	12,983	1,899
Rent and other deposits	4,816	3,803
Non-current value added tax receivables	581	673
Other	6,304	6,351

	$38,494	$26,144

Note 14. Accrued Employee Compensation and Benefits

Accrued employee compensation and benefits consist of the following (in thousands):

	December 31,
	2016	2015
Accrued compensation	$38,774	$28,215
Accrued vacation	17,607	16,439
Accrued bonus and commissions	17,540	17,754
Accrued employment taxes	12,134	8,465
Other	6,497	6,373

	$92,552	$77,246

Note 15. Deferred Revenue

Deferred revenue consists of the following (in thousands):

	December 31,
	2016	2015
Future service	$27,116	$22,112
Estimated potential penalties and holdbacks	6,593	6,007
Estimated chargebacks	5,027	—

	$38,736	$28,119

Note 16. Other Accrued Expenses and Current Liabilities

Other accrued expenses and current liabilities consist of the following (in thousands):

	December 31,
	2016	2015
Contingent consideration (Note 4)	$6,100	$—
Accrued legal and professional fees	2,956	3,079
Accrued rent	2,911	1,812
Customer deposits	2,291	714
Financial derivatives (Note 10)	2,086	835
Accrued roadside assistance claim costs	1,997	1,405
Accrued utilities	1,704	1,097
Accrued telephone charges	1,444	1,381
Accrued equipment and software	745	935
Accrued restructuring (Note 3)	—	631
Other	15,685	9,587

	$37,919	$21,476

Note 17. Deferred Grants

Deferred grants consist of the following (in thousands):

	December 31,
	2016	2015
Property grants	$3,353	$4,377
Lease grants	502	513
Employment grants	67	149

Total deferred grants	3,922	5,039
Less: Property grants - short-term (1)	—	—
Less: Lease grants - short-term (1)	(94)	(80)
Less: Employment grants - short-term (1)	(67)	(149)

Total long-term deferred grants	$3,761	$4,810

(1)	Included in “Other accrued expenses and current liabilities” in the accompanying Consolidated Balance Sheets.

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

Borrowings consist of the following (in thousands):

	December 31,
	2016	2015
Revolving credit facility	$267,000	$70,000
Less: Current portion	—	—

Total long-term debt	$267,000	$70,000

On April 1, 2016, the Company borrowed $216.0 million under its 2015 Credit Agreement in connection with the acquisition of Clearlink, of which $4.0 million represented a short-term loan to Clearlink for working capital purposes.

The 2015 Credit Agreement matures on May 12, 2020 and has no varying installments due.

Borrowings under the 2015 Credit Agreement will bear interest at the rates set forth in the 2015 Credit Agreement. In addition, the Company is required to pay certain customary fees, including a commitment fee determined quarterly based on the Company’s leverage ratio and due quarterly in arrears and calculated on the average unused amount of the 2015 Credit Agreement.

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

The following table presents information related to our credit agreements (dollars in thousands):

	Years Ended December 31,
	2016	2015	2014
Average daily utilization	$222,612	$69,964	$85,874
Interest expense, including commitment fee (1)	$3,952	$1,307	$1,425
Weighted average interest rate (2)	1.8%	1.9%	1.7%

(1)	Excludes the amortization of deferred loan fees.
(2)	Includes the commitment fee.

Note 19. Accumulated Other Comprehensive Income (Loss)

The Company presents data in the Consolidated Statements of Changes in Shareholders’ Equity in accordance with ASC 220 “Comprehensive Income” (“ASC 220”). ASC 220 establishes rules for the reporting of comprehensive income (loss) and its components. The components of accumulated other comprehensive income (loss) consist of the following (in thousands):

	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedges	Unrealized Actuarial Gain (Loss) Related to Pension Liability	Unrealized Gain (Loss) on Cash Flow Hedging Instruments	Unrealized Gain (Loss) on Post Retirement Obligation	Total
Balance at January 1, 2014	$12,751	$(3,683)	$1,150	$(2,535)	$314	$7,997
Pre-tax amount	(34,947)	6,344	(50)	(2,790)	77	(31,366)
Tax (provision) benefit	—	(2,385)	57	(17)	—	(2,345)
Reclassification of (gain) loss to net income	—	—	(35)	5,237	(49)	5,153
Foreign currency translation	120	—	(114)	(6)	—	—

Balance at December 31, 2014	(22,076)	276	1,008	(111)	342	(20,561)
Pre-tax amount	(37,178)	6,101	121	1,708	(12)	(29,260)
Tax (provision) benefit	—	(2,207)	(2)	32	—	(2,177)
Reclassification of (gain) loss to net income	647	—	(53)	(2,195)	(63)	(1,664)
Foreign currency translation	6	—	(45)	39	—	—

Balance at December 31, 2015	(58,601)	4,170	1,029	(527)	267	(53,662)
Pre-tax amount	(13,832)	3,409	212	(2,313)	(9)	(12,533)
Tax (provision) benefit	—	(1,313)	(8)	72	—	(1,249)
Reclassification of (gain) loss to net income	—	—	(52)	527	(58)	417
Foreign currency translation	40	—	(56)	16	—	—

Balance at December 31, 2016	$(72,393)	$6,266	$1,125	$(2,225)	$200	$(67,027)

The following table summarizes the amounts reclassified to net income from accumulated other comprehensive income (loss) and the associated line item in the accompanying Consolidated Statements of Operations (in thousands):

				Statements of Operations Location
	Years Ended December 31,
	2016	2015	2014
Foreign Currency Translation Gain (Loss): (1)
Pre-tax amount	$—	$(647)	$—	Other income (expense)
Tax (provision) benefit	—	—	—	Income taxes

Reclassification to net income	—	(647)	—
Actuarial Gain (Loss) Related to Pension Liability: (2)
Pre-tax amount	40	41	50	Direct salaries and related costs
Tax (provision) benefit	12	12	(15)	Income taxes

Reclassification to net income	52	53	35
Gain (Loss) on Cash Flow Hedging Instruments: (3)
Pre-tax amount	(558)	2,150	(5,342)	Revenues
Tax (provision) benefit	31	45	105	Income taxes

Reclassification to net income	(527)	2,195	(5,237)
Gain (Loss) on Post Retirement Obligation: (2)
Pre-tax amount	58	63	49	General and administrative
Tax (provision) benefit	—	—	—	Income taxes

Reclassification to net income	58	63	49

Total reclassification of gain (loss) to net income	$(417)	$1,664	$(5,153)

(1)	See Note 26, Other Income (Expense), for further information.
(2)	See Note 23, Defined Benefit Pension Plan and Postretirement Benefits, for further information.
(3)	See Note 10, Financial Derivatives, for further information.

Except as discussed in Note 20, Income Taxes, earnings associated with the Company’s investments in its foreign subsidiaries are considered to be indefinitely reinvested and no provision for income taxes on those earnings or translation adjustments have been provided.

Note 20. Income Taxes

The income before income taxes includes the following components (in thousands):

	Years Ended December 31,
	2016	2015	2014
Domestic (U.S., state and local)	$34,761	$41,178	$28,563
Foreign	54,123	48,805	48,596

Total income before income taxes	$88,884	$89,983	$77,159

Significant components of the income tax provision are as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Current:
U.S. federal	$9,514	$7,374	$2,579
State and local	1,958	1,051	542
Foreign	12,683	10,446	11,382

Total current provision for income taxes	24,155	18,871	14,503

Deferred:
U.S. federal	2,007	3,873	5,437
State and local	(526)	(1,227)	(446)
Foreign	858	(131)	(126)

Total deferred provision (benefit) for income taxes	2,339	2,515	4,865

Total provision for income taxes	$26,494	$21,386	$19,368

The temporary differences that give rise to significant portions of the deferred income tax provision (benefit) are as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Net operating loss and tax credit carryforwards	$285	$3,564	$19,335
Accrued expenses/liabilities	1,173	2,856	(4,505)
Depreciation and amortization	1,286	(2,231)	(6,220)
Valuation allowance	901	(1,958)	(3,706)
Deferred statutory income	(1,394)	266	(29)
Other	88	18	(10)

Total deferred provision (benefit) for income taxes	$2,339	$2,515	$4,865

The reconciliation of the income tax provision computed at the U.S. federal statutory tax rate to the Company’s effective income tax provision is as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Tax at U.S. federal statutory tax rate	$31,109	$31,494	$27,005
State income taxes, net of federal tax benefit	1,432	(177)	934
Foreign rate differential	(15,837)	(14,030)	(13,164)
Tax holidays	(3,314)	(4,031)	(2,749)
Permanent differences	12,768	11,737	10,170
Tax credits	(4,396)	(4,102)	(4,894)
Foreign withholding and other taxes	2,667	2,321	2,541
Change in valuation allowance, net of related adjustments	994	(631)	(7)
Changes in uncertain tax positions	398	(1,858)	(468)
Other	673	663	—

Total provision for income taxes	$26,494	$21,386	$19,368

Withholding taxes on offshore cash movements assessed by certain foreign governments of $2.0 million, $1.7 million and $1.8 million were included in the provision for income taxes in the accompanying Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014, respectively.

Earnings associated with the investments in the Company’s foreign subsidiaries of $418.6 million at December 31, 2016 are considered to be indefinitely reinvested outside of the U.S. Therefore, a U.S. provision for income taxes on those earnings or translation adjustments has not been recorded, as permitted by criterion outlined in ASC 740 “Income Taxes.” Determination of any unrecognized deferred tax liability related to these investments in foreign subsidiaries is not practicable due to the inherent complexity of the multi-national tax environment in which the Company operates.

The Company has been granted tax holidays in The Philippines, Colombia, Costa Rica and El Salvador. The tax holidays have various expiration dates ranging from 2019 through 2028. In some cases, the tax holidays expire without possibility of renewal. In other cases, the Company expects to renew these tax holidays, but there are no assurances from the respective foreign governments that they will renew them. This could potentially result in future adverse tax consequences in the local jurisdiction, the impact of which is not practicable to estimate due to the inherent complexity of estimating critical variables such as long-term future profitability, tax regulations and rates in the multi-national tax environment in which the Company operates. The Company’s tax holidays decreased the provision for income taxes by $3.3 million ($0.08 per diluted share), $4.0 million ($0.09 per diluted share) and $2.7 million ($0.06 per diluted share) for the years ended December 31, 2016, 2015 and 2014, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income taxes. The temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss and tax credit carryforwards	$31,297	$32,328
Valuation allowance	(30,221)	(30,065)
Accrued expenses	25,593	24,276
Deferred revenue	7,031	3,193
Depreciation and amortization	1,062	953
Other	15	54

	34,777	30,739

Deferred tax liabilities:
Depreciation and amortization	(23,177)	(19,826)
Deferred statutory income	(986)	(579)
Accrued liabilities	(1,604)	(1,104)
Other	(104)	(119)

	(25,871)	(21,628)

Net deferred tax assets	$8,906	$9,111

	December 31,
	2016	2015
Classified as follows:
Other current assets (Note 9)	$—	$12,009
Deferred charges and other assets (Note 13)	12,983	1,899
Current deferred income tax liabilities	—	(1,120)
Other long-term liabilities	(4,077)	(3,677)

Net deferred tax assets	$8,906	$9,111

There are approximately $145.4 million of income tax loss carryforwards as of December 31, 2016, with varying expiration dates, approximately $109.5 million relating to foreign operations and $35.9 million relating to U.S. state operations. With respect to foreign operations, $88.9 million of the net operating loss carryforwards have an indefinite expiration date and the remaining $20.6 million net operating loss carryforwards have varying expiration dates through December 2037. Regarding the U.S. state and foreign aforementioned tax loss carryforwards, no benefit has been recognized for $20.0 million and $106.0 million, respectively, as the Company does not anticipate that the losses will more likely than not be fully utilized.

The Company has accrued $8.5 million and $8.1 million as of December 31, 2016 and 2015, respectively, excluding penalties and interest, for the liability for unrecognized tax benefits. The increase is primarily due to the effects of foreign exchange rate adjustments. The $8.5 million and $8.1 million of the unrecognized tax benefits at December 31, 2016 and 2015, respectively, were recorded in “Long-term income tax liabilities” in the accompanying Consolidated Balance Sheets. Had the Company recognized these tax benefits, approximately $8.5 million and $8.1 million, and the related interest and penalties, would have favorably impacted the effective tax rate in 2016 and 2015, respectively. The Company anticipates that approximately $0.5 million of the unrecognized tax benefits will be recognized in the next twelve months due to a lapse in the applicable statute of limitations.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company had $10.8 million and $10.4 million accrued for interest and penalties as of December 31, 2016 and 2015, respectively. Of the accrued interest and penalties at December 31, 2016 and 2015, $3.5 million and $3.4 million, respectively, relate to statutory penalties. The amount of interest and penalties, net, included in the provision for income taxes in the accompanying Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014 was $0.4 million, $0.3 million and $(0.5) million, respectively.

The tabular reconciliation of the amounts of unrecognized net tax benefits is presented below (in thousands):

	Years Ended December 31,
	2016	2015	2014
Gross unrecognized tax benefits as of January 1,	$8,116	$13,285	$14,991
Decreases due to lapse in applicable statute of limitations	—	(2,206)	—
Foreign currency translation increases (decreases)	415	(2,963)	(1,706)

Gross unrecognized tax benefits as of December 31,	$8,531	$8,116	$13,285

The Company is currently under audit in several tax jurisdictions. The Company received assessments for the Canadian 2003-2009 audit. Requests for Competent Authority Assistance were filed with both the Canadian Revenue Agency and the U.S. Internal Revenue Service and the Company paid mandatory security deposits to Canada as part of this process. The total amount of deposits, net of the effects of foreign exchange rate adjustments, were $13.8 million and $13.4 million as of December 31, 2016 and 2015, respectively, and are included in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheets. Although the outcome of examinations by taxing authorities is always uncertain, the Company believes it is adequately reserved for these audits and that resolution is not expected to have a material impact on its financial condition and results of operations.

The significant tax jurisdictions currently under audit are as follows:

Tax Jurisdiction	Tax Year Ended
Canada	2003 to 2009

The Company and its subsidiaries file federal, state and local income tax returns as required in the U.S. and in various foreign tax jurisdictions. The following table presents the major tax jurisdictions and tax years that are open and subject to examination by the respective tax authorities as of December 31, 2016:

Tax Jurisdiction	Tax Year Ended
Canada	2003 to present
United States(1)	2013 to present

(1)	The 2002 to 2012 tax years are open to the extent of the tax credit carryforward amounts.

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

The numbers of shares used in the earnings per share computation are as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Basic:
Weighted average common shares outstanding	41,847	41,899	42,609
Diluted:
Dilutive effect of stock appreciation rights, restricted stock, restricted stock units and shares held in rabbi trust	392	548	205

Total weighted average diluted shares outstanding	42,239	42,447	42,814

Anti-dilutive shares excluded from the diluted earnings per share calculation	20	20	37

On August 18, 2011, the Company’s Board of Directors (the “Board”) authorized the Company to purchase up to 5.0 million shares of its outstanding common stock (the “2011 Share Repurchase Program”). On March 16, 2016, the Board authorized an increase of 5.0 million shares to the 2011 Share Repurchase Program for a total of 10.0 million shares. A total of 5.3 million shares have been repurchased under the 2011 Share Repurchase Program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price, management discretion and general market conditions. The 2011 Share Repurchase Program has no expiration date.

The shares repurchased under the Company’s share repurchase programs were as follows (in thousands, except per share amounts):

For the Years Ended	Total Number of Shares Repurchased	Range of Prices Paid Per Share		Total Cost of Shares Repurchased
		Low	High
December 31, 2016	390	$27.81	$30.00	$11,144
December 31, 2015	860	$22.81	$25.00	$20,879
December 31, 2014	630	$19.80	$20.00	$12,581

Note 22. Commitments and Loss Contingency

Lease and Purchase Commitments

The Company leases certain equipment and buildings under operating leases, which expire at various dates through 2035, many with options to cancel at varying points during the lease. Fair value renewal and escalation clauses exist for many of the operating leases. Rental expense under operating leases was as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Rental expense	$55,584	$47,208	$44,916

The following is a schedule of future minimum rental payments required under operating leases that have noncancelable lease terms as of December 31, 2016 (in thousands):

Amount
2017	$46,712
2018	39,774
2019	33,666
2020	27,680
2021	22,012
2022 and thereafter	48,808

Total minimum payments required	$218,652

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

The following is a schedule of future minimum purchases remaining under the agreements as of December 31, 2016 (in thousands):

Amount
2017	$40,667
2018	7,359
2019	4,091
2020	1,083
2021	239
2022 and thereafter	334

Total minimum payments required	$53,773

On July 2, 2015, the Company completed the Qelp acquisition, which included contingent consideration based on achieving targets tied to revenues and EBITDA for the years ended December 31, 2016, 2017 and 2018. On September 26, 2016, the Company entered into an addendum to the Qelp Purchase Agreement with the Sellers to settle the outstanding contingent consideration for EUR 4.0 million ($4.2 million as of December 31, 2016) to be paid on June 30, 2017.

As part of the April 2016 Clearlink acquisition, the Company assumed contingent consideration liabilities related to four separate acquisitions made by Clearlink in 2015 and 2016, prior to the Clearlink acquisition. The fair value of the contingent consideration related to these previous acquisitions was $2.8 million as of April 1, 2016 and was based on achieving targets primarily tied to revenues for varying periods of time during 2016 and 2017. As of December 31, 2016, the fair value of the contingent consideration was $1.9 million. The estimated future value of the contingent consideration is $2.0 million and is expected to be paid on varying dates through July 2017.

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

Note 23. Defined Benefit Pension Plan and Postretirement Benefits

Defined Benefit Pension Plans

The Company sponsors non-contributory defined benefit pension plans (the “Pension Plans”) for its covered employees in The Philippines. The Pension Plans provide defined benefits based on years of service and final salary. All permanent employees meeting the minimum service requirement are eligible to participate in the Pension Plans. As of December 31, 2016, the Pension Plans were unfunded. The Company expects to make no cash contributions to its Pension Plans during 2017.

The following table provides a reconciliation of the change in the benefit obligation for the Pension Plans and the net amount recognized, included in “Other long-term liabilities”, in the accompanying Consolidated Balance Sheets (in thousands):

	December 31,
	2016	2015
Beginning benefit obligation	$3,409	$3,100
Service cost	443	433
Interest cost	165	135
Actuarial (gains) losses	(212)	(121)
Benefits paid	(72)	—
Effect of foreign currency translation	(182)	(138)

Ending benefit obligation	$3,551	$3,409

Unfunded status	(3,551)	(3,409)

Net amount recognized	$(3,551)	$(3,409)

The actuarial assumptions used to determine the benefit obligations and net periodic benefit cost for the Pension Plans were as follows:

	Years Ended December 31,
	2016	2015	2014
Discount rate	5.5-5.6%	5.0-5.4%	4.5-4.9%
Rate of compensation increase	2.0%	2.0%	2.0%

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

The following table provides information about the net periodic benefit cost and other accumulated comprehensive income for the Pension Plans (in thousands):

	Years Ended December 31,
	2016	2015	2014
Service cost	$443	$433	$387
Interest cost	165	135	104
Recognized actuarial (gains)	(40)	(41)	(50)

Net periodic benefit cost	568	527	441
Unrealized net actuarial (gains), net of tax	(1,126)	(1,029)	(1,008)

Total amount recognized in net periodic benefit cost and other accumulated comprehensive income (loss)	$(558)	$(502)	$(567)

The estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (in thousands):

Years Ending December 31,	Amount
2017	$101
2018	42
2019	244
2020	133
2021	146
2022 - 2026	1,136

The Company expects to recognize less than $0.1 million of net actuarial gains as a component of net periodic benefit cost in 2017.

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

	Years Ended December 31,
	2016	2015	2014
401(k) plan contributions	$969	$832	$870

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

	December 31,
	2016	2015
Postretirement benefit obligation	$27	$37
Unrealized gains (losses) in AOCI (1)	200	267

(1)	Unrealized gains (losses) are due to changes in discount rates related to the postretirement obligation.

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

Note 24. Stock-Based Compensation

The Company’s stock-based compensation plans include the 2011 Equity Incentive Plan, the Non-Employee Director Fee Plan and the Deferred Compensation Plan. The following table summarizes the stock-based compensation expense (primarily in the Americas), income tax benefits related to the stock-based compensation and excess tax benefits (deficiencies) (in thousands):

	Years Ended December 31,
	2016	2015	2014
Stock-based compensation (expense) (1)	$(10,779)	$(8,749)	$(6,381)
Income tax benefit (2)	4,150	3,281	2,233
Excess tax benefit (deficiency) from stock-based compensation (3)	2,098	422	(82)

(1)	Included in “General and administrative” costs in the accompanying Consolidated Statements of Operations.
(2)	Included in “Income taxes” in the accompanying Consolidated Statements of Operations.
(3)	Included in “Additional paid-in capital” in the accompanying Consolidated Statements of Changes in Shareholders’ Equity .

There were no capitalized stock-based compensation costs at December 31, 2016, 2015 and 2014.

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

The following table summarizes the assumptions used to estimate the fair value of SARs granted:

	Years Ended December 31,
	2016	2015	2014
Expected volatility	25.3%	34.1%	38.9%
Weighted-average volatility	25.3%	34.1%	38.9%
Expected dividend rate	0.0%	0.0%	0.0%
Expected term (in years)	5.0	5.0	5.0
Risk-free rate	1.5%	1.6%	1.7%

The following table summarizes SARs activity as of December 31, 2016 and for the year then ended:

Stock Appreciation Rights	Shares (000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at January 1, 2016	481	$—
Granted	323	$—
Exercised	(151)	$—
Forfeited or expired	(20)	$—

Outstanding at December 31, 2016	633	$—	8.2	$1,941

Vested or expected to vest at December 31, 2016	633	$—	8.2	$1,941

Exercisable at December 31, 2016	118	$—	5.8	$785

The following table summarizes information regarding SARs granted and exercised (in thousands, except per SAR amounts):

	Years Ended December 31,
	2016	2015	2014
Number of SARs granted	323	217	246
Weighted average grant-date fair value per SAR	$7.68	$8.17	$7.20
Intrinsic value of SARs exercised	$1,691	$5,957	$391
Fair value of SARs vested	$1,520	$1,302	$1,553

The following table summarizes nonvested SARs activity as of December 31, 2016 and for the year then ended:

Nonvested Stock Appreciation Rights	Shares (000s)	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2016	424	$7.50
Granted	323	$7.68
Vested	(213)	$7.14
Forfeited or expired	(19)	$7.68

Nonvested at December 31, 2016	515	$7.76

As of December 31, 2016, there was $2.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested SARs granted under the 2011 Plan. This cost is expected to be recognized over a weighted average period of 1.4 years.

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

The following table summarizes nonvested restricted shares/RSUs activity as of December 31, 2016 and for the year then ended:

Nonvested Restricted Shares and RSUs	Shares (000s)	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2016	1,246	$20.03
Granted	451	$30.32
Vested	(421)	$16.10
Forfeited or expired	(140)	$20.87

Nonvested at December 31, 2016	1,136	$25.47

The following table summarizes information regarding restricted shares/RSUs granted and vested (in thousands, except per restricted share/RSU amounts):

	Years Ended December 31,
	2016	2015	2014
Number of restricted shares/RSUs granted	451	441	500
Weighted average grant-date fair value per restricted share/RSU	$30.32	$25.06	$19.77
Fair value of restricted shares/RSUs vested	$6,785	$2,019	$895

As of December 31, 2016, based on the probability of achieving the performance goals, there was $17.5 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted shares/RSUs granted under the 2011 Plan. This cost is expected to be recognized over a weighted average period of 1.7 years.

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

At the Board’s regularly scheduled meeting on December 6, 2016, upon the recommendation of the Compensation Committee, the Board determined that the amount of the cash compensation payable to non-employee directors beginning on the date of the 2017 annual shareholder meeting would be increased by $15,000 per year to a total of $70,000.

The Board may pay additional cash compensation to any non-employee director for services on behalf of the Board over and above those typically expected of directors, including but not limited to service on a special committee of the Board.

The following table summarizes nonvested common stock share award activity as of December 31, 2016 and for the year then ended:

Nonvested Common Stock Share Awards	Shares (000s)	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2016	11	$23.74
Granted	32	$29.04
Vested	(32)	$27.49
Forfeited or expired	(1)	$24.70

Nonvested at December 31, 2016	10	$28.69

The following table summarizes information regarding common stock share awards granted and vested (in thousands, except per share award amounts):

	Years Ended December 31,
	2016	2015	2014
Number of share awards granted	32	32	36
Weighted average grant-date fair value per share award	$29.04	$24.70	$20.15
Fair value of share awards vested	$850	$790	$630

As of December 31, 2016, there was $0.2 million of total unrecognized compensation costs, net of estimated forfeitures, related to nonvested common stock share awards granted under the 2004 Fee Plan. This cost is expected to be recognized over a weighted average period of 0.6 years.

Deferred Compensation Plan — The Company’s non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”), which is not shareholder-approved, was adopted by the Board effective December 17, 1998. It was last amended and restated on December 9, 2015, effective as of January 1, 2016, and was subsequently amended on May 18, 2016, effective as of June 30, 2016, and August 17, 2016, effective as of January 1, 2017. Eligibility is limited to a select group of key management and employees who are expected to receive an annualized base salary (which will not take into account bonuses or commissions) that exceeds the amount taken into account for purposes of determining highly compensated employees under Section 414(q) of the Internal Revenue Code of 1986 based on the current year’s base salary and applicable dollar amounts. The Deferred Compensation Plan provides participants with the ability to defer between 1% and 80% of their compensation (between 1% and 100% prior to June 30, 2016, the effective date of the first amendment) until the participant’s retirement, termination, disability or death, or a change in control of the Company. Using the Company’s common stock, the Company matches 50% of the amounts deferred by participants on a quarterly basis up to a total of $12,000 per year for the president, chief executive officer and executive vice presidents, $7,500 per year for senior vice presidents, global vice presidents and vice presidents, and, effective January 1, 2017, $5,000 per year for all other participants (there was no match for other participants prior to January 1, 2017, the effective date of the second amendment). Matching contributions and the associated earnings vest over a seven-year service period. Vesting will be accelerated in the event of the participant’s death or disability, a change in control or retirement (defined as separate from service after age 65). In the event of a distribution of benefits as a result of a change in control of the Company, the Company will increase the benefit by an amount sufficient to offset the income tax obligations created by the distribution of benefits. Deferred compensation amounts used to pay benefits, which are held in a rabbi trust, include investments in various mutual funds and shares of the Company’s common stock (see Note 11, Investments Held in Rabbi Trust). As of December 31, 2016 and 2015, liabilities of $9.4 million and $7.9 million, respectively, of the Deferred Compensation Plan were recorded in “Accrued employee compensation and benefits” in the accompanying Consolidated Balance Sheets.

Additionally, the Company’s common stock match associated with the Deferred Compensation Plan, with a carrying value of approximately $1.8 million and $1.6 million at December 31, 2016 and 2015, respectively, is included in “Treasury stock” in the accompanying Consolidated Balance Sheets.

The following table summarizes nonvested common stock activity as of December 31, 2016 and for the year then ended:

Nonvested Common Stock	Shares (000s)	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2016	3	$19.53
Granted	8	$29.36
Vested	(9)	$27.91
Forfeited or expired	—	$23.49

Nonvested at December 31, 2016	2	$22.77

The following table summarizes information regarding shares of common stock granted and vested (in thousands, except per common stock amounts):

	Years Ended December 31,
	2016	2015	2014
Number of shares of common stock granted	8	8	10
Weighted average grant-date fair value per common stock	$29.36	$25.06	$20.54
Fair value of common stock vested	$255	$244	$212
Cash used to settle the obligation	$396	$65	$1,493

As of December 31, 2016, there was less than $0.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested common stock granted under the Deferred Compensation Plan. This cost is expected to be recognized over a weighted average period of 2.7 years.

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

The reportable segments consist of (1) the Americas, which includes the United States, Canada, Latin America, Australia and the Asia Pacific Rim, and provides outsourced customer engagement solutions (with an emphasis on inbound technical support, digital marketing and demand generation, and customer service) and technical staffing and (2) EMEA, which includes Europe, the Middle East and Africa, and provides outsourced customer engagement solutions (with an emphasis on technical support and customer service) and fulfillment services. The sites within Latin America, Australia and the Asia Pacific Rim are included in the Americas segment given the nature of the business and client profile, which is primarily made up of U.S.-based companies that are using the Company’s services in these locations to support their customer engagement needs.

Information about the Company’s reportable segments was as follows (in thousands):

	Americas	EMEA	Other (1)	Consolidated
Year Ended December 31, 2016:
Revenues	$1,220,818	$239,089	$130	$1,460,037
Percentage of revenues	83.6%	16.4%	0.0%	100.0%
Depreciation, net	$42,436	$4,532	$2,045	$49,013
Amortization of intangibles	$18,329	$1,048	$—	$19,377
Income (loss) from operations	$140,131	$18,380	$(66,263)	$92,248
Other (expense), net			(3,364)	(3,364)
Income taxes			(26,494)	(26,494)

Net income				$62,390

Total assets as of December 31, 2016	$1,777,546	$1,493,764	$(2,034,907)	$1,236,403

Year Ended December 31, 2015:
Revenues	$1,045,415	$240,826	$99	$1,286,340
Percentage of revenues	81.3%	18.7%	0.0%	100.0%
Depreciation, net	$37,842	$4,559	$1,351	$43,752
Amortization of intangibles	$13,648	$522	$—	$14,170
Income (loss) from operations	$135,443	$15,336	$(56,515)	$94,264
Other (expense), net			(4,281)	(4,281)
Income taxes			(21,386)	(21,386)

Net income				$68,597

Total assets as of December 31, 2015	$1,058,467	$1,419,578	$(1,530,273)	$947,772

Year Ended December 31, 2014:
Revenues	$1,070,824	$256,699	$—	$1,327,523
Percentage of revenues	80.7%	19.3%	0.0%	100.0%
Depreciation, net	$40,557	$4,806	$—	$45,363
Amortization of intangibles	$14,396	$—	$—	$14,396
Income (loss) from operations	$113,549	$16,208	$(50,202)	$79,555
Other (expense), net			(2,396)	(2,396)
Income taxes			(19,368)	(19,368)

Net income				$57,791

Total assets as of December 31, 2014	$1,080,010	$1,373,590	$(1,509,100)	$944,500

(1)

Other items (including corporate and other costs, impairment costs, other income and expense, and income taxes) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the tables above for the years ended December 31, 2016, 2015 and 2014. Inter-segment revenues are not material to the Americas and EMEA segment results. The Company evaluates the performance of its geographic segments based on revenues and income (loss) from operations, and does not include segment assets or other income and expense items for management reporting purposes.

Total revenues by segment from AT&T Corporation (“AT&T”), a major provider of communication services for which the Company provides various customer support services over several distinct lines of AT&T businesses, were as follows (in thousands):

	Years Ended December 31,
	2016		2015		2014
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$239,033	19.6%	$217,449	20.8%	$212,607	19.9%
EMEA	—	0.0%	3,003	1.2%	3,519	1.4%

	$239,033	16.4%	$220,452	17.1%	$216,126	16.3%

The Company has multiple distinct contracts with AT&T spread across multiple lines of businesses, which expire at varying dates between 2017 and 2018. The Company has historically renewed most of these contracts. However, there is no assurance that these contracts will be renewed, or if renewed, will be on terms as favorable as the existing contracts. Each line of business is governed by separate business terms, conditions and metrics. Each line of business also has a separate decision maker such that a loss of one line of business would not necessarily impact the Company’s relationship with the client and decision makers on other lines of business. The loss of (or the failure to retain a significant amount of business with) any of the Company’s key clients, including AT&T, could have a material adverse effect on its performance. Many of the Company’s contracts contain penalty provisions for failure to meet minimum service levels and are cancelable by the client at any time or on short notice. Also, clients may unilaterally reduce their use of the Company’s services under the contracts without penalty.

Total revenues by segment from the Company’s next largest client, which was in the financial services vertical in each of the years, were as follows (in thousands):

	Years Ended December 31,
	2016		2015		2014
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$90,508	7.4%	$62,980	6.0%	$70,255	6.6%
EMEA	—	0.0%	—	0.0%	—	0.0%

	$90,508	6.2%	$62,980	4.9%	$70,255	5.3%

Other than AT&T, total revenues by segment of the Company’s clients that each individually represents 10% or greater of that segment’s revenues in each of the periods were as follows (in thousands):
	Years Ended December 31,
	2016		2015		2014
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$—	0.0%	$—	0.0%	$—	0.0%
EMEA	96,115	40.2%	68,720	28.5%	79,811	31.1%

	$96,115	6.6%	$68,720	5.3%	$79,811	6.0%

The Company’s top ten clients accounted for approximately 49.2%, 48.5% and 46.8% of its consolidated revenues during the years ended December 31, 2016, 2015 and 2014, respectively.

Information about the Company’s revenues by geographic location was as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Revenues: (1)
United States	$578,753	$422,584	$425,746
The Philippines	235,333	216,170	205,332
Costa Rica	124,823	114,483	97,295
Canada	115,226	133,549	195,739
El Salvador	69,937	63,462	52,609
China	34,851	36,270	32,167
Australia	24,267	23,960	33,126
Mexico	18,167	18,338	20,439
Colombia	8,901	7,381	3,073
Brazil	6,474	5,442	3,005
India	4,086	3,776	2,293

Total Americas	1,220,818	1,045,415	1,070,824

Germany	78,982	82,120	88,887
Sweden	59,313	56,600	68,057
United Kingdom	38,167	50,209	42,328
Romania	21,387	15,474	18,288
Hungary	10,762	9,164	8,723
Norway	8,815	8,382	10,265
Finland	6,827	4,643	4,295
Netherlands	6,080	3,783	3,126
Egypt	4,766	3,552	4,633
Denmark	3,990	3,898	4,578
Slovakia	—	3,001	3,519

Total EMEA	239,089	240,826	256,699

Total Other	130	99	—

	$1,460,037	$1,286,340	$1,327,523

(1)

Revenues are attributed to countries based on location of customer, except for revenues for Costa Rica, The Philippines, China and India which are primarily comprised of customers located in the U.S., but serviced by centers in those respective geographic locations.

Information about the Company’s long-lived assets by geographic location was as follows (in thousands):

	December 31,
	2016	2015
Long-Lived Assets: (1)
United States	$230,001	$93,941
The Philippines	14,149	10,844
Costa Rica	10,848	7,382
Canada	7,810	10,278
El Salvador	3,860	3,329
China	2,949	3,523
Australia	1,625	2,396
Mexico	1,114	1,307
Colombia	2,132	1,299
Brazil	1,316	1,047
India	928	301

Total Americas	276,732	135,647

Germany	1,934	1,973
Sweden	1,165	1,681
United Kingdom	2,570	3,652
Romania	2,061	678
Hungary	527	536
Norway	458	278
Finland	481	226
Netherlands	5,746	7,243
Egypt	109	105
Denmark	42	81
Slovakia	—	—

Total EMEA	15,093	16,453

Total Other	17,444	10,758

	$309,269	$162,858

(1)	Long-lived assets include property and equipment, net, and intangibles, net.

Goodwill by segment was as follows (in thousands):

	December 31,
	2016	2015
Americas	$255,842	$186,049
EMEA	9,562	9,684

	$265,404	$195,733

Revenues for the Company’s products and services were as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Customer engagement services	$1,448,621	$1,261,465	$1,303,607
Fulfillment services	10,422	21,434	18,392
Enterprise support services	994	3,441	5,524

	$1,460,037	$1,286,340	$1,327,523

Note 26. Other Income (Expense)

Other income (expense) consists of the following (in thousands):

	Years Ended December 31,
	2016	2015	2014
Foreign currency transaction gains (losses)	$3,348	$(2,924)	$(1,740)
Gains (losses) on foreign currency derivative instruments not designated as hedges	(2,270)	1,374	(44)
Gains (losses) on liquidation of foreign subsidiaries	—	(647)	—
Other miscellaneous income (expense)	521	(287)	441

	$1,599	$(2,484)	$(1,343)

Note 27. Related Party Transactions

In January 2008, the Company entered into a lease for a customer engagement center located in Kingstree, South Carolina. The landlord, Kingstree Office One, LLC, is an entity controlled by John H. Sykes, the founder, former Chairman and Chief Executive Officer of the Company and the father of Charles Sykes, President and Chief Executive Officer of the Company. The lease payments on the 20-year lease were negotiated at or below market rates, and the lease is cancellable at the option of the Company. There are penalties for early cancellation which decrease over time. The Company paid $0.4 million to the landlord during each of the years ended December 31, 2016, 2015 and 2014 under the terms of the lease.

Schedule II — Valuation and Qualifying Accounts

Years ended December 31, 2016, 2015 and 2014:

(in thousands)	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Additions (Deductions) (1)	Balance at End of Period
Allowance for doubtful accounts:

Year ended December 31, 2016	$3,574	89	$(738)	$2,925
Year ended December 31, 2015	4,661	278	(1,365)	3,574
Year ended December 31, 2014	4,987	(181)	(145)	4,661

Valuation allowance for net deferred tax assets:

Year ended December 31, 2016	$30,065	$156	$—	$30,221
Year ended December 31, 2015	34,146	(4,081)	—	30,065
Year ended December 31, 2014	42,664	(8,518)	—	34,146

Reserves for value added tax receivables:

Year ended December 31, 2016	$283	$(148)	$(58)	$77
Year ended December 31, 2015	275	—	8	283
Year ended December 31, 2014	2,530	(638)	(1,617)	275

(1)	Net write-offs and recoveries, including the effect of foreign currency translation.