Form 10-Q
period 2017-03-31
SYKES ENTERPRISES INC
filed 2017-05-10
CIK 1010612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2017

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

Yes  ☒                No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐  (Do not check if a smaller reporting company)

Smaller reporting company  ☐    Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐                No  ☒

As of April 20, 2017, there were 42,524,205 outstanding shares of common stock.

Sykes Enterprises, Incorporated and Subsidiaries

Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	March 31, 2017	December 31, 2016

Assets
Current assets:
Cash and cash equivalents	$286,830	$266,675
Receivables, net	321,871	318,558
Prepaid expenses	37,073	21,973
Other current assets	15,492	16,030

Total current assets	661,266	623,236
Property and equipment, net	154,267	156,214
Goodwill, net	265,871	265,404
Intangibles, net	147,948	153,055
Deferred charges and other assets	25,684	38,494

	$1,255,036	$1,236,403

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$24,409	$29,163
Accrued employee compensation and benefits	89,940	92,552
Income taxes payable	24,403	4,487
Deferred revenue	38,840	38,736
Other accrued expenses and current liabilities	36,159	37,919

Total current liabilities	213,751	202,857
Deferred grants	3,641	3,761
Long-term debt	267,000	267,000
Long-term income tax liabilities	3,348	19,326
Other long-term liabilities	20,772	18,937

Total liabilities	508,512	511,881

Commitments and loss contingency (Note 14)

Shareholders’ equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value per share, 200,000 shares authorized; 42,524 and 42,895 shares issued, respectively	425	429
Additional paid-in capital	277,784	281,357
Retained earnings	533,339	518,611
Accumulated other comprehensive income (loss)	(63,001)	(67,027)
Treasury stock at cost: 119 and 362 shares, respectively	(2,023)	(8,848)

Total shareholders’ equity	746,524	724,522

	$1,255,036	$1,236,403

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2017	2016

Revenues	$384,014	$320,746

Operating expenses:
Direct salaries and related costs	247,165	205,555
General and administrative	92,256	80,510
Depreciation, net	13,348	10,784
Amortization of intangibles	5,231	3,627

Total operating expenses	358,000	300,476

Income from operations	26,014	20,270

Other income (expense):
Interest income	155	153
Interest (expense)	(1,699)	(808)
Other income (expense), net	852	553

Total other income (expense), net	(692)	(102)

Income before income taxes	25,322	20,168
Income taxes	6,610	6,214

Net income	$18,712	$13,954

Net income per common share:
Basic	$0.45	$0.33

Diluted	$0.45	$0.33

Weighted average common shares outstanding:
Basic	41,654	41,704
Diluted	41,905	42,023

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2017	2016
Net income	$18,712	$13,954

Other comprehensive income (loss), net of taxes:
Foreign currency translation gain (loss), net of taxes	3,898	13,899
Unrealized gain (loss) on net investment hedges, net of taxes	(368)	(1,930)
Unrealized actuarial gain (loss) related to pension liability, net of taxes	(23)	9
Unrealized gain (loss) on cash flow hedging instruments, net of taxes	532	2,430
Unrealized gain (loss) on postretirement obligation, net of taxes	(13)	(13)

Other comprehensive income (loss), net of taxes	4,026	14,395

Comprehensive income (loss)	$22,738	$28,349

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statement of Changes in Shareholders’ Equity

Three Months Ended March 31, 2017

(Unaudited)

					Accumulated
	Common Stock				Other
(in thousands)	Shares Issued	Amount	Additional Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Total

Balance at December 31, 2016	42,895	$429	$281,357	$518,611	$(67,027)	$(8,848)	$724,522
Cumulative effect of accounting change	-	-	232	(153)	-	-	79
Stock-based compensation expense	-	-	2,471	-	-	-	2,471
Issuance of common stock under equity award plans, net of shares withheld for employee taxes	(121)	(1)	(3,082)	-	-	(203)	(3,286)
Retirement of treasury stock	(250)	(3)	(3,194)	(3,831)	-	7,028	-
Comprehensive income (loss)	-	-	-	18,712	4,026	-	22,738

Balance at March 31, 2017	42,524	$425	$277,784	$533,339	$(63,001)	$(2,023)	$746,524

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2017	2016
Cash flows from operating activities:
Net income	$18,712	$13,954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,476	10,954
Amortization of intangibles	5,231	3,627
Amortization of deferred grants	(166)	(226)
Impairment losses	202	-
Unrealized foreign currency transaction (gains) losses, net	(1,405)	(947)
Stock-based compensation expense	2,471	2,182
Deferred income tax provision (benefit)	429	(1,562)
Unrealized (gains) losses on financial instruments, net	620	349
Amortization of deferred loan fees	67	67
Imputed interest expense and fair value adjustments to contingent consideration	(399)	213
Other	99	(245)

Changes in assets and liabilities:
Receivables	(506)	(7,458)
Prepaid expenses	(1,026)	(3,601)
Other current assets	107	339
Deferred charges and other assets	(839)	(980)
Accounts payable	679	(2,844)
Income taxes receivable / payable	3,094	2,592
Accrued employee compensation and benefits	(2,962)	1,509
Other accrued expenses and current liabilities	(1,698)	5,206
Deferred revenue	(66)	949
Other long-term liabilities	1,105	3,350

Net cash provided by operating activities	37,225	27,428

Cash flows from investing activities:
Capital expenditures	(17,040)	(16,205)
Proceeds from sale of property and equipment	10	26
Investment in restricted cash	(16)	(225)
Release of restricted cash	6	8
Net investment hedge settlement	-	10,339

Net cash (used for) investing activities	(17,040)	(6,057)

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Continued)

	Three Months Ended March 31,
(in thousands)	2017	2016
Cash flows from financing activities:
Proceeds from grants	55	22
Shares repurchased for tax withholding on equity awards	(3,286)	(4,379)
Payments of contingent consideration related to acquisitions	(126)	-

Net cash (used for) financing activities	(3,357)	(4,357)

Effects of exchange rates on cash and cash equivalents	3,327	7,513

Net increase (decrease) in cash and cash equivalents	20,155	24,527

Cash and cash equivalents – beginning	266,675	235,358

Cash and cash equivalents – ending	$286,830	$259,885

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$1,464	$406
Cash paid during period for income taxes	$2,923	$3,781

Non-cash transactions:
Property and equipment additions in accounts payable	$4,835	$4,831
Unrealized gain (loss) on postretirement obligation in accumulated other comprehensive income (loss)	$(13)	$(13)
Shares repurchased for tax withholding on equity awards included in current liabilities	$352	$487

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2017 and 2016

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

Acquisition

On April 1, 2016, the Company completed the acquisition of Clear Link Holdings, LLC (“Clearlink”), pursuant to a definitive Agreement and Plan of Merger (the “Merger Agreement”), dated March 6, 2016. The Company has reflected Clearlink’s results in the consolidated financial statements since April 1, 2016. See Note 2, Acquisition, for additional information on the acquisition.

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2017. For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission (“SEC”) on March 1, 2017.

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

Subsequent Events — Subsequent events or transactions have been evaluated through the date and time of issuance of the condensed consolidated financial statements. On April 24, 2017, the Company entered into a definitive Asset Purchase Agreement to acquire a Global 2000 telecommunications services provider’s customer engagement assets that service third-party clients. See Note 20, Subsequent Event, for further information. There were no other material subsequent events that required recognition or disclosure in the accompanying condensed consolidated financial statements.

Customer-Acquisition Advertising Costs — The Company utilizes direct-response advertising the primary purpose of which is to elicit purchases from its clients’ customers. These costs are capitalized when they are expected to result in probable future benefits and are amortized over the period during which future benefits are expected to be received, which is generally less than one month. All other advertising costs are expensed as incurred. As of March 31, 2017 and December 31, 2016, the Company had less than $0.1 million of capitalized direct-response advertising costs included in “Prepaid expenses” in the accompanying Condensed Consolidated Balance Sheets. Total advertising costs included in “Direct salaries and related costs” in the accompanying Condensed Consolidated Income Statement for the three months ended March 31, 2017 were $9.8 million (none in 2016).

Reclassifications — Certain balances in the prior period have been reclassified to conform to current period presentation.

New Accounting Standards Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The amendments in ASU 2014-09 outline a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and indicate that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this, an entity should identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date (“ASU 2015-14”). The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that period. An entity should apply the amendments using either the full retrospective approach or retrospectively with a cumulative effect of initially applying the amendments recognized at the date of initial application. In 2016, the FASB issued additional ASUs that are part of the overall new revenue guidance including: ASU 2016-08, Revenue from Contracts with Customers (Topic 606) – Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606) – Identifying Performance Obligations and Licensing, ASU 2016-11, Revenue Recognition and Derivatives and Hedging: Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 Emerging Issues Task Force Meeting (“EITF”) and ASU 2016-12, Revenue from Contracts with Customers (Topic 606) – Narrow-Scope Improvements and Practical Expedients.

The Company is evaluating the impact of ASU 2014-09 and the related ASUs. Based on the preliminary results of its evaluation, the Company does not expect the adoption of these ASUs on January 1, 2018 to have a material impact on the recognition of revenue. However, there will be new required qualitative and quantitative disclosures about the Company’s contracts with its customers. The Company expects to complete its assessment by the end of the third quarter of 2017, including selecting a transition method.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). These amendments modify how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities will have to measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. A practicality exception will apply to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value under Accounting Standards Codification (“ASC”) 820, Fair Value Measurements, and as such, these investments may be measured at cost. These amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company does not expect the adoption of ASU 2016-01 to materially impact its financial condition, results of operations and cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). These amendments require the recognition of lease assets and lease liabilities on the balance sheet by lessees for those leases currently classified as operating leases under ASC 840, Leases. These amendments also require qualitative disclosures along with specific quantitative disclosures. These amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Entities are required to apply the amendments at the beginning of the earliest period presented using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, and there are certain optional practical expedients that an entity may elect to apply. The Company expects the adoption of ASU 2016-02 to result in a material increase in the assets and liabilities on the consolidated balance sheets but will likely have an insignificant impact on our consolidated statements of income. The Company is evaluating the timing of the adoption and the method of adoption, with respect to the optional practical expedients.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). These amendments require measurement and recognition of expected versus incurred credit losses for financial assets held. These amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the guidance will have on its financial condition, results of operations and cash flows.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). These amendments clarify the presentation of cash receipts and payments in eight specific situations. These amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. These amendments will be applied using a retrospective transition method to each period presented. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016-15 to materially impact its financial condition, results of operations and cash flows.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) – Intra-Entity Transfers of Assets Other than Inventory (“ASU 2016-16”). These amendments require recognition of the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. These amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. These amendments will be applied using a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Early adoption is permitted as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued. The Company does not expect the adoption of ASU 2016-16 to materially impact its financial condition, results of operations and cash flows.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) – Restricted Cash (A Consensus of the FASB Emerging Issues Task Force (“ASU 2016-18”). These amendments clarify how entities should present restricted cash and restricted cash equivalents in the statement of cash flows, requiring entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. These amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. These amendments will be applied using a retrospective transition method to each period presented. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016-18 to materially impact its financial condition, results of operations and cash flows.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) – Clarifying the Definition of a Business (“ASU 2017-01”). These amendments clarify the definition of a business to help companies evaluate whether transactions should be accounted for as acquisitions or disposals of assets or businesses. These amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. These amendments will be applied prospectively. Early adoption is permitted in certain circumstances. The Company does not expect the adoption of ASU 2017-01 to materially impact its financial condition, results of operations and cash flows.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). These amendments simplify the test for goodwill impairment by eliminating Step 2 from the impairment test, which required the entity to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining fair value of assets acquired and liabilities assumed in a business combination. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. These amendments are effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. These amendments will be applied on a prospective basis, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect the adoption of ASU 2017-04 to materially impact its financial condition, results of operations and cash flows.

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715) – Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). These amendments require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component outside of a subtotal of income from operations. If a separate line item is not used, the line items used in the income statement to present other components of net benefit cost must be disclosed. These amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. Early adoption is permitted as of the beginning of an annual period for which financial statements, interim or annual, have not been issued or made available for issuance. These amendments will be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. The amendments allow a practical expedient that permits an employer to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements. The Company does not expect the adoption of ASU 2017-07 to materially impact its financial condition, results of operations and cash flows.

New Accounting Standards Recently Adopted

In March 2016, the FASB issued ASU 2016-05, Derivatives and Hedging (Topic 815) – Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships (“ASU 2016-05”). These amendments clarify that a change in the counterparty to a derivative instrument that has been designated as the hedging instrument under Topic 815 does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. These amendments are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The adoption of ASU 2016-05 on January 1, 2017 did not have a material impact on the financial condition, results of operations and cash flows of the Company.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). These amendments are intended to simplify several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. These amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of ASU 2016-09 on January 1, 2017 resulted in stock-based compensation excess tax benefits or deficiencies reflected in the consolidated statements of operations on a prospective basis as a component of the provision for income taxes. Prior to the adoption, these benefits or deficiencies were recognized in equity. Additionally, the Company’s consolidated statements of cash flows now include excess tax benefits as an operating activity, with prior periods adjusted accordingly. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented on the Company’s consolidated cash flows statements since such cash flows have historically been presented as a financing activity. Finally, the Company has elected to account for forfeitures as they occur, rather than estimating expected forfeitures.

As a result of the adoption of ASU 2016-09, the Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2016 was adjusted as follows: a $1.9 million increase to net cash provided by operating activities and a $1.9 million increase to net cash used for financing activities. Additionally, the Condensed Consolidated Statement of Changes in Shareholders’ Equity for the three months ended March 31, 2017 reflects a cumulative effect of accounting change of $0.2 million to “Additional paid-in capital” and $(0.2) million to “Retained earnings” related to the change in accounting for forfeitures.

Note 2. Acquisition

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

The Clearlink purchase price totaled $207.9 million, consisting of the following (in thousands):

Total
Cash (1)	$209,186
Working capital adjustment	(1,278)

$207,908

(1) Funded through borrowings under the Company’s credit agreement. See Note 10, Borrowings, for more information.

Approximately $2.6 million of the purchase price was placed in an escrow account as security for the indemnification obligations of Clearlink’s members under the merger agreement. The escrow was released pursuant to the terms of the escrow agreement, but the Company has asserted a claim of approximately $0.4 million against the Clearlink members, which claim remains under negotiation between the parties.

The following table summarizes the final purchase price allocation of the fair values of the assets acquired and liabilities assumed, all included in the Americas segment (in thousands):

Amount
Cash and cash equivalents	$2,584
Receivables (1)	16,801
Prepaid expenses	1,553

Total current assets	20,938
Property and equipment	12,869
Goodwill	70,563
Intangibles	121,400
Deferred charges and other assets	229

Accounts payable	(3,564)
Accrued employee compensation and benefits	(1,610)
Income taxes payable	(340)
Deferred revenue	(4,620)
Other accrued expenses and current liabilities	(6,324)

Total current liabilities	(16,458)
Other long-term liabilities	(1,633)

$207,908

(1) The fair value equals the gross contractual value of the receivables.

The Company accounted for the Clearlink acquisition in accordance with ASC 805, Business Combinations (“ASC 805”), whereby the purchase price paid was allocated to the tangible and identifiable intangibles acquired and liabilities assumed from Clearlink based on their estimated fair values as of the closing date. The Company completed its analysis of the purchase price allocation during the fourth quarter of 2016 and the resulting adjustments were recorded in accordance with ASU 2015-16, Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments.

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

The following table presents the unaudited pro forma combined revenues and net earnings as if Clearlink had been included in the consolidated results of the Company for the entire three month period ended March 31, 2016. The pro forma financial information is not indicative of the results of operations that would have been achieved if the acquisition and related borrowings had taken place on January 1, 2016 (in thousands):

Three Months Ended March 31, 2016
Revenues	$354,574

Net income	$14,920

Net income per common share:

Basic	$0.36

Diluted	$0.36

These amounts have been calculated to reflect the additional depreciation, amortization, interest expense and rent expense that would have been incurred assuming the fair value adjustments and borrowings occurred on January 1, 2016, together with the consequential tax effects. In addition, these amounts exclude costs incurred which are directly attributable to the acquisition, and which do not have a continuing impact on the combined companies’ operating results. Included in these costs are advisory and legal costs, net of the tax effects.

Merger and integration costs associated with Clearlink included in “General and administrative” costs in the accompanying Condensed Consolidated Statement of Operations in the Other segment were as follows (none in 2017) (in thousands):

Three Months Ended March 31, 2016
Total transaction and integration costs	$1,442

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

The Company paid $16.2 million in cash through December 31, 2016 under these Exit Plans for lease obligations and facility exit costs, severance and related costs and legal-related costs. As of December 31, 2016, there were no remaining outstanding liabilities related to the Exit Plans.

The following table summarizes the accrued liability associated with the Exit Plans’ exit or disposal activities and related charges for the three months ended March 31, 2016 (none in 2017) (in thousands):

Three Months Ended March 31, 2016
Beginning accrual	$733
Cash payments (1)	(206)

Ending accrual	$527

(1) Related to lease obligations and facility exit costs.

Note 4. Fair Value

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. This hierarchy requires the use of observable market data when available. These two types of inputs have created the following fair value hierarchy:

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

•	Long-term debt — The carrying value of long-term debt approximates its estimated fair value as it re-prices at varying interest rates.
•	Contingent consideration — The contingent consideration is recognized at fair value based on the discounted cash flow method.

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

ASC 825, Financial Instruments (“ASC 825”) permits an entity to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. The Company has not elected to use the fair value option permitted under ASC 825 for any of its financial assets and financial liabilities that are not already recorded at fair value.

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

Contingent Consideration — The Company uses significant unobservable inputs to determine the fair value of contingent consideration, which is classified in Level 3 of the fair value hierarchy. The contingent consideration recorded related to the acquisition of Qelp B.V. and its subsidiary (together, known as “Qelp”) on July 2, 2015 and liabilities assumed as part of the Clearlink acquisition was recognized at fair value using a discounted cash flow methodology and a discount rate of approximately 14.0% and 10.0%, respectively. The discount rates vary dependent on the specific risks of each acquisition including the country of operation, the nature of services and complexity of the acquired business, and other similar factors, all of which are significant inputs not observable in the market. Significant increases or decreases in any of the inputs in isolation would result in a significantly higher or lower fair value measurement.

In connection with the addendum to the Qelp purchase agreement with the sellers dated September 26, 2016, the Company agreed to settle the outstanding contingent consideration for EUR 4.0 million ($4.3 million as of March 31, 2017) to be paid by June 30, 2017.

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the requirements of ASC 820 consist of the following as of March 31, 2017 (in thousands):

			Fair Value Measurements at March 31, 2017 Using:
		Balance at	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		March 31, 2017	Level (1)	Level (2)	Level (3)
Assets:
Foreign currency forward and option contracts	(1)	$2,789	$-	$2,789	$-
Embedded derivatives	(1)	25	-	-	25
Equity investments held in rabbi trust for the Deferred Compensation Plan	(2)	8,319	8,319	-	-
Debt investments held in rabbi trust for the Deferred Compensation Plan	(2)	2,126	2,126	-	-

		$13,259	$10,445	$2,789	$25

Liabilities:
Long-term debt	(3)	$267,000	$-	$267,000	$-
Foreign currency forward and option contracts	(1)	1,956	-	1,956	-
Embedded derivatives	(1)	400	-	-	400
Contingent consideration	(4)	5,633	-	-	5,633

		$274,989	$-	$268,956	$6,033

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the requirements of ASC 820 consist of the following as of December 31, 2016 (in thousands):

			Fair Value Measurements at December 31, 2016 Using:
		Balance at	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		December 31, 2016	Level (1)	Level (2)	Level (3)
Assets:
Foreign currency forward and option contracts	(1)	$3,921	$-	$3,921	$-
Embedded derivatives	(1)	12	-	-	12
Equity investments held in rabbi trust for the Deferred Compensation Plan	(2)	7,470	7,470	-	-
Debt investments held in rabbi trust for the Deferred Compensation Plan	(2)	1,944	1,944	-	-

		$13,347	$9,414	$3,921	$12

Liabilities:
Long-term debt	(3)	$267,000	$-	$267,000	$-
Foreign currency forward and option contracts	(1)	1,912	-	1,912	-
Embedded derivatives	(1)	567	-	-	567
Contingent consideration	(4)	6,100	-	-	6,100

		$275,579	$-	$268,912	$6,667

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

(4) Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheets.

Reconciliations of Fair Value Measurements Categorized within Level 3 of the Fair Value Hierarchy

Embedded Derivatives in Lease Agreements

A rollforward of the net asset (liability) activity in the Company’s fair value of the embedded derivatives is as follows (in thousands):

Fair Value
Balance at January 1, 2016	$-
Gain (loss) recognized in “Other income (expense)” (1)	(714)
Effect of foreign currency	159

Balance at December 31, 2016	$(555)
Gain (loss) recognized in “Other income (expense)” (1)	139
Effect of foreign currency	41

Balance at March 31, 2017	$(375)

Unrealized gain (loss) for the three months ended March 31, 2016	$55

Unrealized gain (loss) for the three months ended March 31, 2017	$184

(1) Includes realized and unrealized gain (loss).

Contingent Consideration

A rollforward of the activity in the Company’s fair value of the contingent consideration is as follows (in thousands):

Fair Value
Balance at January 1, 2016	$6,280
Acquisition (1)	2,779
Payments	(1,396)
Imputed interest	754
Fair value (gain) loss adjustments	(2,250)
Effect of foreign currency	(67)

Balance at December 31, 2016	6,100
Payments	(126)
Imputed interest	34
Fair value (gain) loss adjustments	(433)
Effect of foreign currency	58

Balance at March 31, 2017	$5,633

(1) Liability acquired as part of the Clearlink acquisition on April 1, 2016. See Note 2, Acquisitions, for further information.

The Company recorded a fair value gain of $2.6 million to the Qelp contingent consideration in “General and administrative” during the year ended December 31, 2016 due to the execution of an addendum to the Qelp purchase agreement subject to which the Company will pay the sellers EUR 4.0 million ($4.3 million as of March 31, 2017) by June 30, 2017.

The Company recorded a fair value gain of $0.4 million in “General and administrative” during the three months ended March 31, 2017 to the Clearlink contingent consideration upon settlement of one of the contingent consideration liabilities. The Company recorded a fair value loss of $0.3 million in “General and administrative” during the year ended December 31, 2016 to the Clearlink contingent consideration due to changes in the probability of achievement of certain revenue targets.

The Company accretes interest expense each period using the effective interest method until the contingent consideration reaches the estimated remaining future value of $5.7 million. Interest expense related to the contingent consideration is included in “Interest (expense)” in the accompanying Condensed Consolidated Statements of Operations.

Non-Recurring Fair Value

Certain assets, under certain conditions, are measured at fair value on a nonrecurring basis utilizing Level 3 inputs, like those associated with acquired businesses, including goodwill, other intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if these assets were determined to be impaired. The adjusted carrying values for assets measured at fair value on a nonrecurring basis (no liabilities) subject to the requirements of ASC 820 were not material at March 31, 2017 and December 31, 2016.

Note 5.  Goodwill and Intangible Assets

Intangible Assets

The following table presents the Company’s purchased intangible assets as of March 31, 2017 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Intangible assets subject to amortization:
Customer relationships	$167,039	$(80,208)	$86,831	10
Trade names and trademarks	14,096	(7,509)	6,587	7
Non-compete agreements	2,994	(1,794)	1,200	2
Content library	482	(422)	60	2
Proprietary software	1,550	(990)	560	3
Favorable lease agreement	449	(449)	-	2
Intangible assets not subject to amortization:
Domain names	52,710	-	52,710	N/A

	$239,320	$(91,372)	$147,948	6

The following table presents the Company’s purchased intangible assets as of December 31, 2016 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Intangible assets subject to amortization:
Customer relationships	$166,634	$(75,364)	$91,270	10
Trade names and trademarks	14,095	(7,083)	7,012	7
Non-compete agreements	2,993	(1,643)	1,350	2
Content library	475	(357)	118	2
Proprietary software	1,550	(955)	595	3
Favorable lease agreement	449	(449)	-	2
Intangible assets not subject to amortization:
Domain names	52,710	-	52,710	N/A

	$238,906	$(85,851)	$153,055	6

The Company’s estimated future amortization expense for the succeeding years relating to the purchased intangible assets resulting from acquisitions completed prior to March 31, 2017, is as follows (in thousands):

Years Ending December 31,	Amount

2017 (remaining nine months)	$15,582
2018	14,592
2019	13,544
2020	10,887
2021	6,408
2022	5,475
2023 and thereafter	28,750

Goodwill

Changes in goodwill for the three months ended March 31, 2017 consist of the following (in thousands):

	January 1, 2017	Acquisition	Effect of Foreign Currency	March 31, 2017
Americas	$255,842	$-	$314	$256,156
EMEA	9,562	-	153	9,715

	$265,404	$-	$467	$265,871

Changes in goodwill for the year ended December 31, 2016 consist of the following (in thousands):

	January 1, 2016	Acquisition (1)	Effect of Foreign Currency	December 31, 2016
Americas	$186,049	$70,563	$(770)	$255,842
EMEA	9,684	-	(122)	9,562

	$195,733	$70,563	$(892)	$265,404

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

The Qelp and Clearlink reporting units are at risk of future impairment if projected operating results are not met or other inputs into the fair value measurement change. However, as of March 31, 2017, there were no indicators of impairment related to Qelp’s $9.7 million of goodwill or Clearlink’s $70.6 million of goodwill.

Note 6. Financial Derivatives

Cash Flow Hedges – The Company has derivative assets and liabilities relating to outstanding forward contracts and options, designated as cash flow hedges, as defined under ASC 815, Derivatives and Hedging (“ASC 815”), consisting of Philippine Peso, Costa Rican Colon, Hungarian Forint and Romanian Leu contracts. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates.

The deferred gains (losses) and related taxes on the Company’s cash flow hedges recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) in the accompanying Condensed Consolidated Balance Sheets are as follows (in thousands):

	March 31, 2017	December 31, 2016
Deferred gains (losses) in AOCI	$(1,743)	$(2,295)
Tax on deferred gains (losses) in AOCI	50	69

Deferred gains (losses) in AOCI, net of taxes	$(1,693)	$(2,226)

Deferred gains (losses) expected to be reclassified to “Revenues” from AOCI during the next twelve months	$(1,743)

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

The Company had the following outstanding foreign currency forward contracts and options, and embedded derivatives (in thousands):

	As of March 31, 2017		As of December 31, 2016
Contract Type	Notional Amount in USD	Settle Through Date	Notional Amount in USD	Settle Through Date
Cash flow hedges:
Options:
Philippine Pesos	$36,000	December 2017	$51,000	December 2017

Forwards:
Costa Rican Colones	48,000	January 2018	45,500	December 2017
Hungarian Forints	1,922	December 2017	-	-
Romanian Leis	5,393	December 2017	-	-

Net investment hedges:
Forwards:
Euros	76,933	September 2017	76,933	September 2017

Non-designated hedges:
Forwards	56,477	June 2017	55,614	March 2017
Embedded derivatives	13,265	April 2030	13,234	April 2030

Master netting agreements exist with each respective counterparty to reduce credit risk by permitting net settlement of derivative positions. In the event of default by the Company or one of its counterparties, these agreements include a set-off clause that provides the non-defaulting party the right to net settle all derivative transactions, regardless of the currency and settlement date. The maximum amount of loss due to credit risk that, based on gross fair value, the Company would incur if parties to the derivative transactions that make up the concentration failed to perform according to the terms of the contracts was $2.8 million and $3.9 million as of March 31, 2017 and December 31, 2016, respectively. After consideration of these netting arrangements and offsetting positions by counterparty, the total net settlement amount as it relates to these positions are asset positions of $2.5 million and $3.6 million as of March 31, 2017 and December 31, 2016, respectively, and liability positions of $1.6 million and $1.6 million as of March 31, 2017 and December 31, 2016, respectively.

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

The following tables present the fair value of the Company’s derivative instruments included in the accompanying Condensed Consolidated Balance Sheets (in thousands):

	Derivative Assets
	March 31, 2017	December 31, 2016
	Fair Value	Fair Value
Derivatives designated as cash flow hedging instruments under ASC 815:

Foreign currency forward and option contracts (1)	$55	$-

Derivatives designated as net investment hedging instruments under ASC 815:
Foreign currency forward contracts (1)	2,631	3,230

	2,686	3,230

Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts (1)	103	691
Embedded derivatives (1)	11	8
Embedded derivatives (2)	14	4

Total derivative assets	$2,814	$3,933

	Derivative Liabilities
	March 31, 2017	December 31, 2016
	Fair Value	Fair Value
Derivatives designated as cash flow hedging instruments under ASC 815:

Foreign currency forward and option contracts (3)	$1,451	$1,806

Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts (3)	505	106
Embedded derivatives (3)	168	174
Embedded derivatives (4)	232	393

Total derivative liabilities	$2,356	$2,479

(1)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheets.
(2)	Included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets.
(3)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheets.
(4)	Included in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets.

The following tables present the effect of the Company’s derivative instruments included in the accompanying Condensed Consolidated Financial Statements for the three months ended March 31, 2017 and 2016 (in thousands):

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Gain (Loss) Reclassified From Accumulated AOCI Into “Revenues” (Effective Portion)		Gain (Loss) Recognized in “Revenues” on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	March 31,		March 31,		March 31,
	2017	2016	2017	2016	2017	2016
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts	$(234)	$2,503	$(760)	$(54)	$-	$-

Derivatives designated as net investment hedging instruments under ASC 815:
Foreign currency forward contracts	(599)	(3,112)	-	-	-	-

	$(833)	$(609)	$(760)	$(54)	$-	$-

	Gain (Loss) Recognized in “Other income (expense)” on Derivatives
	March 31,
	2017	2016
Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts	$(839)	$795
Embedded derivatives	139	(56)

	$(700)	$739

Note 7.   Investments Held in Rabbi Trust

The Company’s investments held in rabbi trust, classified as trading securities and included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheets, at fair value, consist of the following (in thousands):

	March 31, 2017		December 31, 2016
	Cost	Fair Value	Cost	Fair Value
Mutual funds	$7,455	$10,445	$7,257	$9,414

The mutual funds held in rabbi trust were 80% equity-based and 20% debt-based as of March 31, 2017. Net investment income (losses), included in “Other income (expense), net” in the accompanying Condensed Consolidated Statements of Operations consists of the following (in thousands):

	Three Months Ended March 31,
	2017	2016
Dividend and interest income	$14	$9
Net unrealized holding gains (losses)	393	20

Net investment income (losses)	$407	$29

Note 8. Deferred Revenue

Deferred revenue consists of the following (in thousands):

	March 31, 2017	December 31, 2016
Future service	$27,042	$27,116
Estimated potential penalties and holdbacks	6,199	6,593
Estimated chargebacks	5,599	5,027

	$38,840	$38,736

Note 9. Deferred Grants

Deferred grants, net of accumulated amortization, consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Property grants	$3,226	$3,353
Lease grants	516	502
Employment grants	75	67

Total deferred grants	3,817	3,922
Less: Lease grants - short-term (1)	(101)	(94)
Less: Employment grants - short-term (1)	(75)	(67)

Total long-term deferred grants	$3,641	$3,761

(1)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheets.

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

Borrowings consist of the following (in thousands):

	March 31, 2017	December 31, 2016
Revolving credit facility	$267,000	$267,000
Less: Current portion	-	-

Total long-term debt	$267,000	$267,000

On April 1, 2016, the Company borrowed $216.0 million under its 2015 Credit Agreement in connection with the acquisition of Clearlink.

The 2015 Credit Agreement matures on May 12, 2020, and has no varying installments due.

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

The following table presents information related to our credit agreements (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Average daily utilization	$267,000	$70,000

Interest expense, including commitment fee (1)	$1,443	$375

Weighted average interest rate (2)	2.2%	2.1%

(1) Excludes the amortization of deferred loan fees.

(2) Includes the commitment fee.

Note 11. Accumulated Other Comprehensive Income (Loss)

The Company presents data in the Condensed Consolidated Statements of Changes in Shareholders’ Equity in accordance with ASC 220, Comprehensive Income (“ASC 220”). ASC 220 establishes rules for the reporting of comprehensive income (loss) and its components. The components of accumulated other comprehensive income (loss) consist of the following (in thousands):

	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedge	Unrealized Actuarial Gain (Loss) Related to Pension Liability	Unrealized Gain (Loss) on Cash Flow Hedging Instruments	Unrealized Gain (Loss) on Post Retirement Obligation	Total
Balance at January 1, 2016	$(58,601)	$4,170	$1,029	$(527)	$267	$(53,662)
Pre-tax amount	(13,832)	3,409	212	(2,313)	(9)	(12,533)
Tax (provision) benefit	-	(1,313)	(8)	72	-	(1,249)
Reclassification of (gain) loss to net income	-	-	(52)	527	(58)	417
Foreign currency translation	40	-	(56)	16	-	-

Balance at December 31, 2016	(72,393)	6,266	1,125	(2,225)	200	(67,027)
Pre-tax amount	3,911	(599)	-	(234)	(1)	3,077
Tax (provision) benefit	-	231	-	21	-	252
Reclassification of (gain) loss to net income	-	-	(10)	719	(12)	697
Foreign currency translation	(13)	-	(13)	26	-	-

Balance at March 31, 2017	$(68,495)	$5,898	$1,102	$(1,693)	$187	$(63,001)

The following table summarizes the amounts reclassified to net income from accumulated other comprehensive income (loss) and the associated line item in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,		Statements of Operations
	2017	2016	Location
Actuarial Gain (Loss) Related to Pension Liability: (1)
Pre-tax amount	$10	$12	Direct salaries and related costs
Tax (provision) benefit	-	-	Income taxes

Reclassification to net income	10	12

Gain (Loss) on Cash Flow Hedging Instruments: (2)
Pre-tax amount	(760)	(54)	Revenues
Tax (provision) benefit	41	19	Income taxes

Reclassification to net income	(719)	(35)

Gain (Loss) on Post Retirement Obligation: (1)
Pre-tax amount	12	13	General and administrative
Tax (provision) benefit	-	-	Income taxes

Reclassification to net income	12	13

Total reclassification of gain (loss) to net income	$(697)	$(10)

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

Note 12. Income Taxes

The Company’s effective tax rate was 26.1% and 30.8% for the three months ended March 31, 2017 and 2016, respectively. The decrease in the effective tax rates is primarily due to the recognition of a $0.9 million tax benefit resulting from the adoption of ASU 2016-09 on January 1, 2017. The decrease in the effective tax rate was also affected by several additional factors, including shifts in earnings among the various jurisdictions in which the Company operates, none of which are individually material. The difference between the Company’s effective tax rate for the three months ended March 31, 2017 as compared to the U.S. statutory federal income tax rate of 35.0% was primarily due to the adoption of ASU 2016-09, the recognition of tax benefits resulting from foreign tax rate differentials, income earned in certain tax holiday jurisdictions, changes in unrecognized tax benefits, adjustments of valuation allowances and tax credits, partially offset by the tax impact of permanent differences and foreign withholding taxes.

Earnings associated with the investments in the Company’s foreign subsidiaries are considered to be indefinitely reinvested outside of the U.S. Therefore, a U.S. provision for income taxes on those earnings or translation adjustments has not been recorded, as permitted by criterion outlined in ASC 740, Income Taxes. Determination of any unrecognized deferred tax liability related to investments in foreign subsidiaries is not practicable due to the inherent complexity of the multi-national tax environment in which the Company operates.

The Company is currently under audit in several tax jurisdictions. The Company received assessments for the Canadian 2003-2009 audit. Requests for Competent Authority Assistance were filed with both the Canadian Revenue Agency and the U.S. Internal Revenue Service and the Company paid mandatory security deposits to Canada as part of this process. The total amount of deposits, net of the effects of foreign exchange rate adjustments, are $14.0 million and $13.8 million as of March 31, 2017 and December 31, 2016, respectively, and are included in “Prepaid expenses” and “Deferred charges and other assets”, respectively, in the accompanying Condensed Consolidated Balance Sheets. A final resolution of the Competent Authority proceedings is expected in the next twelve months. As a result, the associated unrecognized tax benefit was reclassified from “Long-term income tax liabilities” to “Income taxes payable” in the accompanying Condensed Consolidated Balance Sheet as of March 31,

2017. The outcome of examinations by taxing authorities is always uncertain and an estimate of the final determination cannot be made at this time. The Company believes it is adequately reserved for these audits and resolution is not expected to have a material impact on its financial condition and results of operations.

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

The numbers of shares used in the earnings per share computation are as follows (in thousands):

	Three Months Ended March 31,
	2017	2016

Basic:
Weighted average common shares outstanding	41,654	41,704
Diluted:
Dilutive effect of stock appreciation rights, restricted stock, restricted stock units and shares held in rabbi trust	251	319

Total weighted average diluted shares outstanding	41,905	42,023

Anti-dilutive shares excluded from the diluted earnings per share calculation	9	20

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

There were no shares repurchased under the Company’s share repurchase programs during the three months ended March 31, 2017 and 2016.

Note 14. Commitments and Loss Contingency

Commitments

During the three months ended March 31, 2017, the Company entered into several leases in the ordinary course of business. The following is a schedule of future minimum rental payments required under operating leases that have noncancelable lease terms as of March 31, 2017 (in thousands):

Amount

2017 (remaining nine months)	$1,256
2018	3,387
2019	2,839
2020	3,353
2021	3,384
2022	2,537
2023 and thereafter	8,631

Total minimum payments required	$25,387

During the three months ended March 31, 2017, the Company entered into agreements with third-party vendors in the ordinary course of business whereby the Company committed to purchase goods and services used in its normal operations. These agreements generally are not cancelable, range from one to five year periods and may contain fixed or minimum annual commitments. Certain of these agreements allow for renegotiation of the minimum annual commitments. The following is a schedule of the future minimum purchases remaining under the agreements as of March 31, 2017 (in thousands):

Amount

2017 (remaining nine months)	$6,908
2018	525
2019	291
2020	-
2021	-
2022	-
2023 and thereafter	-

Total minimum payments required	$7,724

The July 2015 Qelp acquisition included contingent consideration of $6.0 million, based on achieving targets tied to revenues and EBITDA for the years ended December 31, 2016, 2017 and 2018. On September 26, 2016, the Company entered into an addendum to the Qelp purchase agreement with the sellers to settle the outstanding contingent consideration for EUR 4.0 million ($4.3 million as of March 31, 2017) to be paid by June 30, 2017.

As part of the April 2016 Clearlink acquisition, the Company assumed contingent consideration liabilities related to four separate acquisitions made by Clearlink in 2015 and 2016, prior to the Merger. The fair value of the contingent consideration related to these previous acquisitions was $2.8 million as of April 1, 2016 and was based on achieving targets primarily tied to revenues for varying periods of time during 2016 and 2017. As of March 31, 2017, the fair value of the remaining contingent consideration was $1.3 million. The estimated future value of the contingent consideration is $1.4 million and is expected to be paid on varying dates through July 2017.

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

Note 15. Defined Benefit Pension Plan and Postretirement Benefits

Defined Benefit Pension Plans

The following table provides information about the net periodic benefit cost for the Company’s pension plans (in thousands):

	Three Months Ended March 31,
	2017	2016
Service cost	$125	$118
Interest cost	49	44
Recognized actuarial (gains)	(10)	(12)

Net periodic benefit cost	$164	$150

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

	Three Months Ended March 31,
	2017	2016
401(k) plan contributions	$311	$285

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

	March 31, 2017	December 31, 2016
Postretirement benefit obligation	$24	$27
Unrealized gains (losses) in AOCI (1)	$187	$200

(1)	Unrealized gains (losses) are impacted by changes in discount rates related to the postretirement obligation.

Note 16. Stock-Based Compensation

The Company’s stock-based compensation plans include the 2011 Equity Incentive Plan, the Non-Employee Director Fee Plan and the Deferred Compensation Plan. The following table summarizes the stock-based compensation expense (primarily in the Americas), income tax benefits related to the stock-based compensation and excess tax benefits (deficiencies) (in thousands):

	Three Months Ended March 31,
	2017	2016
Stock-based compensation (expense) (1)	$(2,471)	$(2,182)
Income tax benefit (2)	951	829
Excess tax benefit (deficiency) from stock-based compensation (3)	-	1,911

(1)	Included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations.
(2)	Included in “Income taxes” in the accompanying Condensed Consolidated Statements of Operations.
(3)	Included in “Additional paid-in capital” in the accompanying Condensed Consolidated Statement of Changes in Shareholders’ Equity.

There were no capitalized stock-based compensation costs as of March 31, 2017 and December 31, 2016. Beginning January 1, 2017, as a result of the adoption of ASU 2016-09, the Company began accounting for forfeitures as they occur, rather than estimating expected forfeitures. The net cumulative effect of this change was recognized as a $0.2 million reduction to retained earnings as of January 1, 2017.

2011 Equity Incentive Plan — The Company’s Board of Directors (the “Board”) adopted the Sykes Enterprises, Incorporated 2011 Equity Incentive Plan (the “2011 Plan”) on March 23, 2011, as amended on May 11, 2011 to reduce the number of shares of common stock available to 4.0 million shares. The 2011 Plan was approved by the shareholders at the May 2011 Annual Shareholders’ Meeting. The 2011 Plan replaced and superseded the Company’s 2001 Equity Incentive Plan (the “2001 Plan”), which expired on March 14, 2011. The outstanding awards granted under the 2001 Plan will remain in effect until their exercise, expiration or termination. The 2011 Plan permits the grant of restricted stock, stock appreciation rights, stock options and other stock-based awards to certain employees of the Company, members of the Company’s Board and certain non-employees who provide services to the Company in order to encourage them to remain in the employment of, or to faithfully provide services to, the Company and to increase their interest in the Company’s success.

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

The following table summarizes SARs activity as of March 31, 2017 and for the three months then ended:

Stock Appreciation Rights	Shares (000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)

Outstanding at January 1, 2017	633	$-
Granted	-	$-
Exercised	(38)	$-
Forfeited or expired	-	$-

Outstanding at March 31, 2017	595	$-	8.0	$1,804

Vested or expected to vest at March 31, 2017	595	$-	8.0	$1,804

Exercisable at March 31, 2017	321	$-	7.3	$1,490

The following table summarizes information regarding SARs granted and exercised (in thousands, except per SAR amounts):

	Three Months Ended March 31,
	2017	2016
Number of SARs granted	-	-
Weighted average grant-date fair value per SAR	$-	$-
Intrinsic value of SARs exercised	$306	$413
Fair value of SARs vested	$1,846	$1,520

The following table summarizes nonvested SARs activity as of March 31, 2017 and for the three months then ended:

		Weighted
		Average Grant-
Nonvested Stock Appreciation Rights	Shares (000s)	Date Fair Value

Nonvested at January 1, 2017	515	$7.76
Granted	-	$-
Vested	(241)	$7.69
Forfeited or expired	-	$-

Nonvested at March 31, 2017	274	$7.81

As of March 31, 2017, there was $2.1 million of total unrecognized compensation cost, net of actual forfeitures, related to nonvested SARs granted under the 2011 Plan. This cost is expected to be recognized over a weighted average period of 1.3 years.

Restricted Shares – The Board, at the recommendation of the Compensation Committee, has approved in the past, and may approve in the future, awards of performance and employment-based restricted shares (“restricted shares”) for eligible participants. In some instances, where the issuance of restricted shares has adverse tax consequences to the recipient, the Board may instead issue restricted stock units (“RSUs”). The restricted shares are shares of the Company’s common stock (or in the case of RSUs, represent an equivalent number of shares of the Company’s common stock) which are issued to the participant subject to (a) restrictions on transfer for a period of time and (b) forfeiture under certain conditions. The performance goals, including revenue growth and income from operations targets, provide a range of vesting possibilities from 0% to 100% and will be measured at the end of the performance period. If the performance conditions are met for the performance period, the shares will vest and all restrictions on the transfer of the restricted shares will lapse (or in the case of RSUs, an equivalent number of shares of the Company’s common stock will be issued to the recipient). The Company recognizes compensation cost, net of actual forfeitures, based on the fair value (which approximates the current market price) of the restricted shares (and RSUs) on the date of grant ratably over the requisite service period based on the probability of achieving the performance goals.

Changes in the probability of achieving the performance goals from period to period will result in corresponding changes in compensation expense. The employment-based restricted shares currently outstanding vest one-third on each of the first three anniversaries of the date of grant, provided the participant is employed by the Company on such date.

The following table summarizes nonvested restricted shares/RSUs activity as of March 31, 2017 and for the three months then ended:

Nonvested Restricted Shares and RSUs	Shares (000s)	Weighted Average Grant- Date Fair Value

Nonvested at January 1, 2017	1,136	$25.47
Granted	-	$-
Vested	(328)	$20.95
Forfeited or expired	(63)	$20.71

Nonvested at March 31, 2017	745	$27.87

The following table summarizes information regarding restricted shares/RSUs granted and vested (in thousands, except per restricted share/RSU amounts):

	Three Months Ended March 31,
	2017	2016
Number of restricted shares/RSUs granted	-	-
Weighted average grant-date fair value per restricted share/RSU	$-	$-
Fair value of restricted shares/RSUs vested	$6,868	$6,785

As of March 31, 2017, there was $14.2 million of total unrecognized compensation cost, net of actual forfeitures, related to nonvested restricted shares/RSUs granted under the 2011 Plan. This cost is expected to be recognized over a weighted average period of 1.7 years.

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

The 2004 Fee Plan also provided that each non-employee director would receive, on the day after the annual shareholders’ meeting, an annual retainer for service as a non-employee director (the “Annual Retainer”). Prior to May 17, 2012, the Annual Retainer was $95,000, of which $50,000 was payable in cash, and the remainder was paid in stock. The annual grant of cash vested in four equal quarterly installments, one-fourth on the day following the annual meeting of shareholders, and an additional one-fourth on each successive third monthly anniversary of the date of grant. The annual grant of shares paid to non-employee directors prior to May 17, 2012 vests in eight equal quarterly installments, one-eighth on the day following the annual meeting of shareholders, and an additional one-eighth on each successive third monthly anniversary of the date of grant. On May 17, 2012, upon the recommendation of the Compensation Committee, the Board adopted the Fifth Amended and Restated Non-Employee Director Fee Plan (the “Amendment”), which increased the common stock component of the Annual Retainer by $30,000, resulting in a total Annual Retainer of $125,000, of which $50,000 was payable in cash and the remainder paid in stock. In addition, the Amendment also changed the vesting period for the annual equity award, from a two-year vesting period, to a one-year vesting period (consisting of four equal quarterly installments, one-fourth on the date of grant and an additional one-fourth on each successive third monthly anniversary of the date of grant). The award lapses with respect to all unpaid cash and unvested shares in the event the non-employee director ceases to be a director of the Company, and any unvested shares and unpaid cash are forfeited.

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

The 2004 Fee Plan expired in May 2014, prior to the 2014 Annual Shareholders’ Meeting. In March 2014, upon the recommendation of the Compensation Committee, the Board determined that, following the expiration of the 2004 Fee Plan, the compensation of non-employee Directors should continue on the same terms as provided in the Fifth Amended and Restated Non-Employee Director Fee Plan, except the amounts of cash and equity grants shall be determined annually by the Board, and that the stock portion of such compensation would be issued under the 2011 Plan.

At the Board’s regularly scheduled meeting on December 10, 2014, upon the recommendation of the Compensation Committee, the Board determined that the amount of the cash and equity compensation payable to non-employee directors beginning on the date of the 2015 Annual Shareholders’ Meeting would be increased as follows: cash compensation would be increased by $5,000 per year to a total of $55,000 and equity compensation would be increased by $25,000 per year to a total of $100,000. No change would be made in the additional amounts payable to the Chairman of the Board or the Chairs or members of the various Board committees for their service on such committees, and no changes would be made in the payment terms described above for such cash and equity compensation.

At the Board’s regularly scheduled meeting on December 9, 2015, upon the recommendation of the Compensation Committee, the Board determined that the amount of the cash and equity compensation payable to non-employee directors beginning on the date of the 2016 Annual Shareholders’ Meeting would remain unchanged.

At the Board’s regularly scheduled meeting on December 6, 2016, upon the recommendation of the Compensation Committee, the Board determined that the amount of the cash compensation payable to non-employee directors beginning on the date of the 2017 Annual Shareholders’ Meeting would be increased by $15,000 per year to a total of $70,000.

The Board may pay additional cash compensation to any non-employee director for services on behalf of the Board over and above those typically expected of directors, including but not limited to service on a special committee of the Board.

The following table summarizes nonvested common stock share award activity as of March 31, 2017 and for the three months then ended:

Nonvested Common Stock Share Awards	Shares (000s)	Weighted Average Grant- Date Fair Value

Nonvested at January 1, 2017	10	$28.69
Granted	-	$-
Vested	(7)	$28.48
Forfeited or expired	-	$-

Nonvested at March 31, 2017	3	$29.33

The following table summarizes information regarding common stock share awards granted and vested (in thousands, except per share award amounts):

	Three Months Ended March 31,
	2017	2016
Number of share awards granted	-	2
Weighted average grant-date fair value per share award	$-	$28.97
Fair value of share awards vested	$220	$190

As of March 31, 2017, there was $0.1 million of total unrecognized compensation cost, net of actual forfeitures, related to nonvested common stock share awards granted under the Fee Plan. This cost is expected to be recognized over a weighted average period of 1.0 years.

Deferred Compensation Plan — The Company’s non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”), which is not shareholder-approved, was adopted by the Board effective December 17, 1998. It was last amended and restated on December 9, 2015, effective as of January 1, 2016, and was subsequently amended on May 18, 2016, effective as of June 30, 2016, and August 17, 2016, effective as of January 1, 2017. Eligibility is limited to a select group of key management and employees who are expected to receive an annualized base salary (which will not take into account bonuses or commissions) that exceeds the amount taken into account for purposes of determining highly compensated employees under Section 414(q) of the Internal Revenue Code of 1986 based on the current year’s base salary and applicable dollar amounts. The Deferred Compensation Plan provides participants with the ability to defer between 1% and 80% of their compensation (between 1% and 100% prior to June 30, 2016, the effective date of the first amendment) until the participant’s retirement, termination, disability or death, or a change in control of the Company. Using the Company’s common stock, the Company matches 50% of the amounts deferred by participants on a quarterly basis up to a total of $12,000 per year for the president, chief executive officer and executive vice presidents, $7,500 per year for senior vice presidents, global vice presidents and vice presidents, and, effective January 1, 2017, $5,000 per year for all other participants (there was no match for other participants prior to January 1, 2017, the effective date of the second amendment). Matching contributions and the associated earnings vest over a seven-year service period. Vesting will be accelerated in the event of the participant’s death or disability, a change in control or retirement (defined as separate from service after age 65). In the event of a distribution of benefits as a result of a change in control of the Company, the Company will increase the benefit by an amount sufficient to offset the income tax obligations created by the distribution of benefits. Deferred compensation amounts used to pay benefits, which are held in a rabbi trust, include investments in various mutual funds and shares of the Company’s common stock (see Note 7, Investments Held in Rabbi Trust). As of March 31, 2017 and December 31, 2016, liabilities of $10.5 million and $9.4 million, respectively, of the Deferred Compensation Plan were recorded in “Accrued employee compensation and benefits” in the accompanying Condensed Consolidated Balance Sheets.

Additionally, the Company’s common stock match associated with the Deferred Compensation Plan, with a carrying value of approximately $2.0 million and $1.8 million at March 31, 2017 and December 31, 2016, respectively, is included in “Treasury stock” in the accompanying Condensed Consolidated Balance Sheets.

The following table summarizes nonvested common stock activity as of March 31, 2017 and for the three months then ended:

Nonvested Common Stock	Shares (000s)	Weighted Average Grant- Date Fair Value

Nonvested at January 1, 2017	2	$22.77
Granted	7	$29.40
Vested	(6)	$29.40
Forfeited or expired	-	$-

Nonvested at March 31, 2017	3	$25.64

The following table summarizes information regarding shares of common stock granted and vested (in thousands, except per common stock amounts):

	Three Months Ended March 31,
	2017	2016
Number of shares of common stock granted	7	4
Weighted average grant-date fair value per common stock	$29.40	$30.18
Fair value of common stock vested	$162	$122
Cash used to settle the obligation	$9	$359

As of March 31, 2017, there was less than $0.1 million of total unrecognized compensation cost, net of actual forfeitures, related to nonvested common stock granted under the Deferred Compensation Plan. This cost is expected to be recognized over a weighted average period of 3.5 years.

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

The reportable segments consist of (1) the Americas, which includes the United States, Canada, Latin America, Australia and the Asia Pacific Rim, and provides outsourced customer engagement solutions (with an emphasis on inbound technical support, digital support and demand generation, and customer service) and technical staffing and (2) EMEA, which includes Europe, the Middle East and Africa, and provides outsourced customer engagement solutions (with an emphasis on technical support and customer service) and fulfillment services. The sites within Latin America, Australia and the Asia Pacific Rim are included in the Americas segment given the nature of the business and client profile, which is primarily made up of U.S.-based companies that are using the Company’s services in these locations to support their customer engagement needs.

Information about the Company’s reportable segments is as follows (in thousands):

	Americas	EMEA	Other (1)	Consolidated

Three Months Ended March 31, 2017:
Revenues	$320,931	$63,067	$16	$384,014
Percentage of revenues	83.6%	16.4%	0.0%	100.0%

Depreciation, net	$11,468	$1,186	$694	$13,348
Amortization of intangibles	$4,978	$253	$-	$5,231

Income (loss) from operations	$37,933	$5,580	$(17,499)	$26,014
Total other income (expense), net			(692)	(692)
Income taxes			(6,610)	(6,610)

Net income				$18,712

Three Months Ended March 31, 2016:
Revenues	$262,076	$58,625	$45	$320,746
Percentage of revenues	81.7%	18.3%	0.0%	100.0%

Depreciation, net	$9,176	$1,164	$444	$10,784
Amortization of intangibles	$3,368	$259	$-	$3,627

Income (loss) from operations	$32,987	$3,410	$(16,127)	$20,270
Total other income (expense), net			(102)	(102)
Income taxes			(6,214)	(6,214)

Net income				$13,954

(1) Other items (including corporate and other costs, impairment costs, other income and expense, and income taxes) are shown for purposes of  reconciling to the Company’s consolidated totals as shown in the tables above for the three months ended March 31, 2017 and 2016. Inter-segment  revenues are not material to the Americas and EMEA segment results.

The Company’s reportable segments are evaluated regularly by its chief operating decision maker to decide how to allocate resources and assess performance. The chief operating decision maker evaluates performance based upon stand-alone segment revenue and income (loss) from operations. Because assets by segment are not reported to or used by the Company’s chief operating decision maker to allocate resources, or to assess performance, total assets by segment are not disclosed.

Note 18. Other Income (Expense)

Other income (expense), net consists of the following (in thousands):

	Three Months Ended March 31,
	2017	2016
Foreign currency transaction gains (losses)	$1,179	$1,346
Gains (losses) on foreign currency derivative instruments not designated as hedges	(700)	(739)
Other miscellaneous income (expense)	373	(54)

	$852	$553

Note 19. Related Party Transactions

In January 2008, the Company entered into a lease for a customer engagement center located in Kingstree, South Carolina. The landlord, Kingstree Office One, LLC, is an entity controlled by John H. Sykes, the founder, former Chairman and Chief Executive Officer of the Company and the father of Charles Sykes, President and Chief Executive Officer of the Company. The lease payments on the 20-year lease were negotiated at or below market rates, and the lease is cancellable at the option of the Company. There are penalties for early cancellation which decrease over time. The Company paid $0.1 million to the landlord during both the three months ended March 31, 2017 and 2016 under the terms of the lease.

Note 20. Subsequent Event

On April 24, 2017, the Company entered into a definitive Asset Purchase Agreement (the “Purchase Agreement”) to acquire a Global 2000 telecommunications services provider’s customer engagement assets that service third-party clients. The aggregate purchase price of $7.5 million, plus the assumption of certain liabilities and subject to certain post-closing adjustments, is expected to be paid upon closing during the second quarter of 2017, using cash on hand.

The Purchase Agreement contains customary representations and warranties, indemnification obligations and covenants.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sykes Enterprises, Incorporated

400 North Ashley Drive

Tampa, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of March 31, 2017, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month periods ended March 31, 2017 and 2016, of changes in shareholders’ equity for the three-month period ended March 31, 2017, and of cash flows for the three-month periods ended March 31, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries as of December 31, 2016, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2016 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP

Tampa, Florida

May 10, 2017

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report and the consolidated financial statements and notes in the Sykes Enterprises, Incorporated (“SYKES,” “our,” “we” or “us”) Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission (“SEC”).

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

Factors that could cause actual results to differ materially from what is expressed or forecasted in such forward-looking statements include, but are not limited to: (i) the impact of economic recessions in the U.S. and other parts of the world, (ii) fluctuations in global business conditions and the global economy, (iii) currency fluctuations, (iv) the timing of significant orders for our products and services, (v) variations in the terms and the elements of services offered under our standardized contract including those for future bundled service offerings, (vi) changes in applicable accounting principles or interpretations of such principles, (vii) difficulties or delays in implementing our bundled service offerings, (viii) failure to achieve sales, marketing and other objectives, (ix) construction delays of new or expansion of existing customer engagement centers, (x) delays in our ability to develop new products and services and market acceptance of new products and services, (xi) rapid technological change, (xii) loss or addition of significant clients, (xiii) political and country-specific risks inherent in conducting business abroad, (xiv) our ability to attract and retain key management personnel, (xv) our ability to continue the growth of our support service revenues through additional technical and customer engagement centers, (xvi) our ability to further penetrate into vertically integrated markets, (xvii) our ability to expand our global presence through strategic alliances and selective acquisitions, (xviii) our ability to continue to establish a competitive advantage through sophisticated technological capabilities, (xix) the ultimate outcome of any lawsuits, (xx) our ability to recognize deferred revenue through delivery of products or satisfactory performance of services, (xxi) our dependence on trend toward outsourcing, (xxii) risk of interruption of technical and customer engagement center operations due to such factors as fire, earthquakes, inclement weather and other disasters, power failures, telecommunication failures, unauthorized intrusions, computer viruses and other emergencies, (xxiii) the existence of substantial competition, (xxiv) the early termination of contracts by clients, (xxv) the ability to obtain and maintain grants and other incentives (tax or otherwise), (xxvi) the potential of cost savings/synergies associated with acquisitions not being realized, or not being realized within the anticipated time period, (xxvii) risks related to the integration of the acquisitions and the impairment of any related goodwill, and (xxviii) other risk factors which are identified in our most recent Annual Report on Form 10-K, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Executive Summary

We provide comprehensive outsourced customer engagement solutions and services to a wide range of clients including Global 2000 companies, medium-sized businesses and public institutions around the world, primarily in the communications, financial services, technology/consumer, transportation and leisure, healthcare and retail industries. We serve our clients through two geographic operating regions: the Americas (United States, Canada, Latin America, Australia and the Asia Pacific Rim) and EMEA (Europe, the Middle East and Africa). Our Americas and EMEA groups primarily provide flexible, high-quality outsourced customer engagement services (with an emphasis on inbound technical support, digital support and demand generation, and customer service), which include customer assistance, healthcare and roadside assistance, technical support, and product and service sales to our clients’ customers. These services, which represented 99.4% and 99.1% of consolidated revenues during the three months ended March 31, 2017 and 2016, respectively, are delivered through multiple communication channels encompassing phone, e-mail, social media, text messaging, chat and digital self-service. We also provide various enterprise support services in the United States (“U.S.”) that encompass services for a company’s internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, we also provide fulfillment services, which includes order processing, payment processing, inventory control, product delivery, and product returns handling. Our complete service offering helps our clients acquire, retain and increase the lifetime value of their customer relationships. We have developed an extensive global reach with customer engagement centers throughout the United States, Canada, Europe, Latin America, Australia, the Asia Pacific Rim and Africa.

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

Results of Operations

The following table sets forth, for the periods indicated, the amounts presented in the accompanying Condensed Consolidated Statements of Operations as well as the change between the respective periods:

	Three Months Ended March 31,

(in thousands)	2017	2016	2017 $ Change
Revenues	$384,014	$320,746	$63,268

Operating expenses:
Direct salaries and related costs	247,165	205,555	41,610
General and administrative	92,256	80,510	11,746
Depreciation, net	13,348	10,784	2,564
Amortization of intangibles	5,231	3,627	1,604

Total operating expenses	358,000	300,476	57,524

Income from operations	26,014	20,270	5,744

Other income (expense):
Interest income	155	153	2
Interest (expense)	(1,699)	(808)	(891)
Other income (expense), net	852	553	299

Total other income (expense), net	(692)	(102)	(590)

Income before income taxes	25,322	20,168	5,154
Income taxes	6,610	6,214	396

Net income	$18,712	$13,954	$4,758

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016

Revenues

	Three Months Ended March 31,
	2017		2016
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change
Americas	$320,931	83.6%	$262,076	81.7%	$58,855
EMEA	63,067	16.4%	58,625	18.3%	4,442
Other	16	0.0%	45	0.0%	(29)

Consolidated	$384,014	100.0%	$320,746	100.0%	$63,268

Consolidated revenues increased $63.3 million, or 19.7%, for the three months ended March 31, 2017 from the comparable period in 2016.

The increase in Americas’ revenues was due to Clearlink acquisition revenues of $43.1 million, higher volumes from existing clients of $19.4 million and new clients of $6.6 million, partially offset by end-of-life client programs of $10.0 million and a negative foreign currency impact of $0.2 million. Revenues from our offshore operations represented 40.8% of Americas’ revenues, compared to 45.4% for the comparable period in 2016.

The increase in EMEA’s revenues was due to higher volumes from existing clients of $8.2 million and new clients of $2.1 million, partially offset by a negative foreign currency impact of $4.9 million and end-of-life client programs of $1.0 million.

On a consolidated basis, we had 47,900 brick-and-mortar seats as of March 31, 2017, an increase of 4,800 seats from the comparable period in 2016. Included in this seat count are 1,300 seats associated with Clearlink. This increase in seats, net of Clearlink additions, was primarily due to seat additions to support higher projected demand. The capacity utilization rate on a combined basis was 74% compared to 78% in the comparable period in 2016. This decrease was due to a significant increase in the seat count related to projected client demand, coupled with staffing inefficiencies.

On a geographic segment basis, 41,000 seats were located in the Americas, an increase of 4,000 seats from the comparable period in 2016, and 6,900 seats were located in EMEA, an increase of 800 seats from the comparable period in 2016. Capacity utilization rates as of March 31, 2017 were 73% for the Americas and 81% for EMEA, compared to 77% and 82%, respectively, in the comparable period in 2016, with the decrease in utilization in the Americas primarily due to seat additions for higher projected demand. We strive to attain a capacity utilization rate of 85% at each of our locations.

Direct Salaries and Related Costs

	Three Months Ended March 31,
	2017		2016
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$203,731	63.5%	$163,647	62.4%	$40,084	1.1%
EMEA	43,434	68.9%	41,908	71.5%	1,526	-2.6%

Consolidated	$247,165	64.4%	$205,555	64.1%	$41,610	0.3%

The increase of $41.6 million in direct salaries and related costs included a positive foreign currency impact of $1.8 million in the Americas and a positive foreign currency impact of $2.9 million in EMEA.

The increase in Americas’ direct salaries and related costs, as a percentage of revenues, was primarily attributable to higher customer-acquisition advertising costs of 3.0% in connection with Clearlink’s operations, partially offset by lower compensation costs of 1.9% driven by Clearlink’s operations which has lower direct labor costs relative to our mix of business in the prior period.

The decrease in EMEA’s direct salaries and related costs, as a percentage of revenues, was primarily attributable to lower compensation costs of 2.2% driven by an increase in agent productivity principally within the communications and technology verticals in the current period, lower fulfillment materials costs of 0.7% and lower communication costs of 0.4%, partially offset by higher billable supply costs of 0.2%, higher travel costs of 0.2% and higher other costs of 0.3%.

General and Administrative

	Three Months Ended March 31,
	2017		2016
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$62,821	19.6%	$52,898	20.2%	$9,923	-0.6%
EMEA	12,614	20.0%	11,884	20.3%	730	-0.3%
Other	16,821	-	15,728	-	1,093	-

Consolidated	$92,256	24.0%	$80,510	25.1%	$11,746	-1.1%

The increase of $11.7 million in general and administrative expenses included a positive foreign currency impact of $0.6 million in the Americas and a positive foreign currency impact of $1.1 million in EMEA.

The decrease in Americas’ general and administrative expenses, as a percentage of revenues, was primarily attributable to a reduction in technology costs of 0.4% allocated from corporate, lower facility-related costs of 0.3%, lower equipment maintenance costs of 0.2% and lower other costs of 0.1%, partially offset by higher compensation costs of 0.4%.

The decrease in EMEA’s general and administrative expenses, as a percentage of revenues, was primarily attributable to lower facility-related costs of 0.3% and lower communication costs of 0.2%, partially offset by higher compensation costs of 0.2%.

The increase of $1.1 million in Other general and administrative expenses, which includes corporate and other costs, was primarily attributable to a reduction in technology costs of $1.1 million allocated to the Americas, higher compensation costs of $0.7 million, higher legal and professional fees of $0.2 million, higher software maintenance costs of $0.2 million and higher other costs of $0.3 million, partially offset by lower merger and integration costs of $1.4 million.

Depreciation and Amortization

	Three Months Ended March 31,
	2017		2016
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Depreciation, net:
Americas	$11,468	3.6%	$9,176	3.5%	$2,292	0.1%
EMEA	1,186	1.9%	1,164	2.0%	22	-0.1%
Other	694	-	444	-	250	-

Consolidated	$13,348	3.5%	$10,784	3.4%	$2,564	0.1%

Amortization of intangibles:
Americas	$4,978	1.6%	$3,368	1.3%	$1,610	0.3%
EMEA	253	0.4%	259	0.4%	(6)	0.0%
Other	-	-	-	-	-	-

Consolidated	$5,231	1.4%	$3,627	1.1%	$1,604	0.3%

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

Other Income (Expense)

	Three Months Ended March 31,
(in thousands)	2017	2016	$ Change
Interest income	$155	$153	$2

Interest (expense)	$(1,699)	$(808)	$(891)

Other income (expense), net:
Foreign currency transaction gains (losses)	$1,179	$1,346	$(167)
Gains (losses) on foreign currency derivative instruments not designated as hedges	(700)	(739)	39
Other miscellaneous income (expense)	373	(54)	427

Total other income (expense), net	$852	$553	$299

Interest income remained consistent with the comparable period.

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

Income Taxes

	Three Months Ended March 31,
(in thousands)	2017	2016	$ Change
Income before income taxes	$25,322	$20,168	$5,154
Income taxes	$6,610	$6,214	$396
			% Change
Effective tax rate	26.1%	30.8%	-4.7%

The decrease in the effective tax rate in 2017 compared to 2016 is primarily due to the recognition of a $0.9 million tax benefit resulting from the adoption of ASU 2016-09 on January 1, 2017. The decrease in the effective tax rate was also affected by several additional factors, including shifts in earnings among the various jurisdictions in which we operate, none of which are individually material.

Client Concentration

Our top ten clients accounted for approximately 49.6% and 49.0% of our consolidated revenues in the three months ended March 31, 2017 and 2016, respectively.

Total revenues by segment from AT&T Corporation (“AT&T”), a major provider of communication services for which we provide various customer support services over several distinct lines of AT&T businesses, were as follows (in thousands):

	Three Months Ended March 31,
	2017		2016
		% of		% of
	Amount	Revenues	Amount	Revenues
Americas	$61,534	19.2%	$51,144	19.5%
EMEA	-	0.0%	-	0.0%

	$61,534	16.0%	$51,144	15.9%

We have multiple distinct contracts with AT&T spread across multiple lines of businesses, which expire at varying dates between 2017 and 2019. We have historically renewed most of these contracts. However, there is no assurance that these contracts will be renewed, or if renewed, will be on terms as favorable as the existing contracts. Each line of business is governed by separate business terms, conditions and metrics. Each line of business also has a separate decision maker such that a loss of one line of business would not necessarily impact our relationship with the client and decision makers on other lines of business. The loss of (or the failure to retain a significant amount of business with) any of our key clients, including AT&T, could have a material adverse effect on our performance. Many of our contracts contain penalty provisions for failure to meet minimum service levels and are cancelable by the client at any time or on short notice. Also, clients may unilaterally reduce their use of our services under our contracts without penalty.

Total revenues by segment from our next largest client, which was in the financial services vertical in each of the periods, were as follows (in thousands):

	Three Months Ended March 31,
	2017		2016
		% of		% of
	Amount	Revenues	Amount	Revenues
Americas	$22,927	7.1%	$20,054	7.7%
EMEA	-	0.0%	-	0.0%

	$22,927	6.0%	$20,054	6.3%

Other than AT&T, total revenues by segment of our clients that each individually represents 10% or greater of that segment’s revenues in each of the periods were as follows (in thousands):

	Three Months Ended March 31,
	2017		2016
		% of		% of
	Amount	Revenues	Amount	Revenues
Americas	$-	0.0%	$-	0.0%
EMEA	26,143	41.5%	22,996	39.2%

	$26,143	6.8%	$22,996	7.2%

Business Outlook

For the three months ended June 30, 2017, we anticipate the following financial results:

•	Revenues in the range of $374.0 million to $379.0 million;
•	Effective tax rate of approximately 31%;
•	Fully diluted share count of approximately 42.0 million;
•	Diluted earnings per share in the range of $0.21 to $0.24; and
•	Capital expenditures in the range of $18.0 million to $22.0 million

For the twelve months ended December 31, 2017, we anticipate the following financial results:

•	Revenues in the range of $1,580.0 million to $1,595.0 million;
•	Effective tax rate of approximately 28%;
•	Fully diluted share count of approximately 42.2 million;
•	Diluted earnings per share in the range of $1.71 to $1.78; and
•	Capital expenditures in the range of $55.0 million to $65.0 million

Our business outlook for the second quarter of 2017 relative to the reported first quarter 2017 financial results reflects a combination of fewer workdays, the calendar shift in the Easter holiday to the second quarter, some demand seasonality associated with some of our clients, and ramp costs associated with staffing for demand for the third quarter of 2017. For full-year 2017, we are increasing our diluted earnings per share range relative to the business outlook provided in our Annual Report on Form 10-K for the year ended December 31, 2016.

Our revenues and earnings per share assumptions for the second quarter and full-year 2017 are based on foreign exchange rates as of April 2017. Therefore, the continued volatility in foreign exchange rates between the U.S. Dollar and the functional currencies of the markets we serve could have a further impact, positive or negative, on revenues and earnings per share relative to the business outlook for the second quarter and full-year, as discussed above.

We anticipate total other interest income (expense), net of approximately $(1.5) million for the second quarter and $(5.2) million for the full-year 2017. These amounts include the accretion on the Clearlink contingent consideration, which is expected to be a total of $(0.1) million for the year. The amounts, however, exclude the potential impact of any future foreign exchange gains or losses in other income (expense).

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

During the three months ended March 31, 2017, cash increased $37.2 million from operating activities, which was partially offset by $17.0 million used for capital expenditures, $3.3 million to repurchase common stock for tax withholding on equity awards and a $0.1 million payment of contingent consideration, resulting in a $20.1 million increase in available cash (including the favorable effects of foreign currency exchange rates on cash and cash equivalents of $3.3 million).

Net cash flows provided by operating activities for the three months ended March 31, 2017 were $37.2 million, compared to $27.4 million for the comparable period in 2016. The $9.8 million increase in net cash flows from operating activities was due to a $4.8 million increase in net income and a $6.2 million increase in non-cash reconciling items such as depreciation, amortization, unrealized foreign currency transaction (gains) losses and deferred income taxes, partially offset by a net decrease of $1.2 million in cash flows from assets and liabilities. The $1.2 million decrease in 2017 from 2016 in cash flows from assets and liabilities was principally a result of a $10.1 million decrease in other liabilities and a $1.0 million decrease in deferred revenue, partially offset by a $7.0 million decrease in accounts receivable, a $2.4 million decrease in other assets and a $0.5 million increase in taxes payable. The $10.1 million decrease in the change in other liabilities was primarily due to $6.9 million related to other accrued expenses and current liabilities principally due to a decrease of $5.5 million related to the timing of payments associated with site expansions and infrastructure upgrades, and $4.5 million related to the timing of accrued employee compensation and benefits in the three months ended March 31, 2017 over the comparable period in 2016. The $7.0 million decrease in the change in accounts receivable was primarily due to the timing of billings and collections in the three months ended March 31, 2017 over the comparable period in 2016.

Capital expenditures, which are generally funded by cash generated from operating activities, available cash balances and borrowings available under our credit facilities, were $17.0 million for the three months ended March 31, 2017, compared to $16.2 million for the comparable period in 2016, an increase of $0.8 million. In 2017, we anticipate capital expenditures in the range of $55.0 million to $65.0 million, primarily for new seat additions, Enterprise Resource Planning upgrades, facility upgrades, maintenance and systems infrastructure.

On May 12, 2015, we entered into a $440 million revolving credit facility (the “2015 Credit Agreement”) with a group of lenders and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent, Swing Line Lender and Issuing Lender (“KeyBank”). The 2015 Credit Agreement is subject to certain borrowing limitations and includes certain customary financial and restrictive covenants. At March 31, 2017, we were in compliance with all loan requirements of the 2015 Credit Agreement and had $267.0 million of outstanding borrowings under this facility. On April 1, 2016, we borrowed $216.0 million under our 2015 Credit Agreement in connection with the acquisition of Clearlink. See Note 2, Acquisition, of “Notes to Condensed Consolidated Financial Statements” for further information.

Our credit agreement had an average daily utilization of $267.0 million and $70.0 million during the three months ended March 31, 2017 and 2016, respectively. During the three months ended March 31, 2017 and 2016, the related interest expense, including the commitment fee and excluding the amortization of deferred loan fees, was $1.4 million and $0.4 million, respectively, which represented weighted average interest rates of 2.2% and 2.1%, respectively.

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

We are currently under audit in several tax jurisdictions. We received assessments for the Canadian 2003-2009 audit. Requests for Competent Authority Assistance were filed with both the Canadian Revenue Agency and the

U.S. Internal Revenue Service and we paid mandatory security deposits to Canada as part of this process. The total amount of deposits, net of the effects of foreign exchange rate adjustments, are $14.0 million and $13.8 million as of March 31, 2017 and December 31, 2016, respectively, and are included in “Prepaid expenses” and “Deferred charges and other assets”, respectively, in the accompanying Condensed Consolidated Balance Sheets. A final resolution of the Competent Authority proceedings is expected in the next twelve months. As a result, the associated unrecognized tax benefit was reclassified from “Long-term income tax liabilities” to “Income taxes payable” in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2017. The outcome of examinations by taxing authorities is always uncertain and an estimate of the final determination cannot be made at this time. We believe we are adequately reserved for these audits and resolution is not expected to have a material impact on our financial condition and results of operations.

As part of the April 2016 Clearlink acquisition, we assumed contingent consideration liabilities related to four separate acquisitions made by Clearlink in 2015 and 2016, prior to the Merger. The fair value of the contingent consideration related to these previous acquisitions was $2.8 million as of April 1, 2016 and was based on achieving targets primarily tied to revenues for varying periods of time during 2016 and 2017. As of March 31, 2017, the fair value of the remaining contingent consideration liability was $1.3 million. The estimated future value of the contingent consideration is $1.4 million and is expected to be paid on varying dates through July 2017.

In July 2015, we completed the acquisition of Qelp B.V. and its subsidiary (together, known as “Qelp”) pursuant to the definitive share sale and purchase agreement, dated July 2, 2015. The purchase price of $15.8 million was funded through cash on hand of $9.8 million and contingent consideration of $6.0 million. On September 26, 2016, we entered into an addendum to the Qelp purchase agreement with the sellers to settle the outstanding contingent consideration for EUR 4.0 million ($4.3 million as of March 31, 2017) to be paid by June 30, 2017.

On April 24, 2017, we entered into a definitive Asset Purchase Agreement to acquire a Global 2000 telecommunications services provider’s customer engagement assets that service third-party clients. The aggregate purchase price of $7.5 million, plus the assumption of certain liabilities and subject to certain post-closing adjustments, is expected to be paid upon closing during the second quarter of 2017, using cash on hand.

As of March 31, 2017, we had $286.8 million in cash and cash equivalents, of which approximately 92.0%, or $264.0 million, was held in international operations and is deemed to be indefinitely reinvested offshore. These funds may be subject to additional taxes if repatriated to the United States, including withholding tax applied by the country of origin and an incremental U.S. income tax, net of allowable foreign tax credits. There are circumstances where we may be unable to repatriate some of the cash and cash equivalents held by our international operations due to country restrictions. We do not intend nor currently foresee a need to repatriate these funds. We expect our current domestic cash levels and cash flows from operations to be adequate to meet our domestic anticipated working capital needs, including investment activities such as capital expenditures and debt repayment for the next twelve months and the foreseeable future. However, from time to time, we may borrow funds under our 2015 Credit Agreement as a result of the timing of our working capital needs, including capital expenditures. Additionally, we expect our current foreign cash levels and cash flows from foreign operations to be adequate to meet our foreign anticipated working capital needs, including investment activities such as capital expenditures for the next twelve months and the foreseeable future.

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

Our cash resources could also be affected by various risks and uncertainties, including but not limited to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2016.

Off-Balance Sheet Arrangements and Other

As of March 31, 2017, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Contractual Obligations

The following table summarizes the material changes to our contractual obligations as of March 31, 2017, and the effect these obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payments Due By Period
		Less Than			After 5
	Total	1 Year	1 - 3 Years	3 - 5 Years	Years	Other
Operating leases (1)	$25,387	$1,256	$6,226	$6,737	$11,168	$-
Purchase obligations (2)	7,724	6,908	816	-	-	-

	$33,111	$8,164	$7,042	$6,737	$11,168	$-

(1)	Amounts represent the change in expected cash payments under our operating leases. See Note 14, Commitments and Loss Contingency, to the accompaying Condensed Consolidated Financial Statements.
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

Except for the contractual obligations mentioned above, there have not been any material changes to the outstanding contractual obligations from the disclosure in our Annual Report on Form 10-K as of and for the year ended December 31, 2016.

Critical Accounting Estimates

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of our critical accounting estimates.

There have been no material changes to our critical accounting estimates in 2017.

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

In order to hedge a portion of our anticipated cash flow requirements denominated in PHP, CRC, HUF and RON, we had outstanding forward contracts and options as of March 31, 2017 with counterparties through January 2018 with notional amounts totaling $91.3 million. As of March 31, 2017, we had net total derivative liabilities associated with these contracts with a fair value of $1.4 million, which will settle within the next 12 months. If the USD was to weaken against the PHP and CRC and the EUR was to weaken against the HUF and RON by 10% from current period-end levels, we would incur a loss of approximately $8.4 million on the underlying exposures of the derivative instruments. However, this loss would be mitigated by corresponding gains on the underlying exposures.

We had forward exchange contracts with notional amounts totaling $76.9 million to hedge net investments in our foreign operations. The purpose of these derivative instruments is to protect against the risk that the net assets of certain foreign subsidiaries will be adversely affected by changes in exchange rates and economic exposures related to our foreign currency-based investments in these subsidiaries. As of March 31, 2017, the fair value of these derivatives was a net asset of $2.6 million. The potential loss in fair value at March 31, 2017, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $7.4 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.

We had forward exchange contracts with notional amounts totaling $56.5 million that are not designated as hedges. The purpose of these derivative instruments is to protect against FX volatility pertaining to intercompany receivables and payables, and other assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies. As of March 31, 2017, the fair value of these derivatives was a net liability of $0.4 million. The potential loss in fair value at March 31, 2017, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $2.4 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.

We had embedded derivative contracts with notional amounts totaling $13.3 million that are not designated as hedges. As of March 31, 2017, the fair value of these derivatives was a net liability of $0.4 million. The potential loss in fair value at March 31, 2017, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $2.1 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.

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

Interest Rate Risk

Our exposure to interest rate risk results from variable debt outstanding under our revolving credit facility. We pay interest on outstanding borrowings at interest rates that fluctuate based upon changes in various base rates. As of March 31, 2017, we had $267.0 million in borrowings outstanding under the revolving credit facility. Based on our level of variable rate debt outstanding during the three months ended March 31, 2017, a 1.0% increase in the weighted average interest rate, which generally equals the LIBOR rate plus an applicable margin, would have had an impact of $0.7 million on our results of operations.

We have not historically used derivative instruments to manage exposure to changes in interest rates.

Fluctuations in Quarterly Results

For the year ended December 31, 2016, quarterly revenues as a percentage of total consolidated annual revenues were approximately 22%, 25%, 26% and 27%, respectively, for each of the respective quarters of the year. We have experienced and anticipate that in the future we will experience variations in quarterly revenues. The variations are due to the timing of new contracts and renewal of existing contracts, the timing and frequency of client spending for customer engagement services, non-U.S. currency fluctuations, and the seasonal pattern of customer engagement support and fulfillment services.

Item 4.  Controls and Procedures

As of March 31, 2017, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of March 31, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.  Risk Factors

For risk factors, see Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary of stock repurchases for the three months ended March 31, 2017 (in thousands, except average price per share). See Note 13, Earnings Per Share, of “Notes to Condensed Consolidated Financial Statements” for information regarding our stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs (1)

January 1, 2017 - January 31, 2017	-	$-	-	4,748
February 1, 2017 - February 28, 2017	-	$-	-	4,748
March 1, 2017 - March 31, 2017	-	$-	-	4,748

Total	-		-	4,748

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

SYKES ENTERPRISES, INCORPORATED
(Registrant)

Date: May 10, 2017	By: /s/ John Chapman
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