Form 10-Q
period 2017-06-30
SYKES ENTERPRISES INC
filed 2017-08-09
CIK 1010612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2017

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________ to __________________________

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

Yes  ☐                             No  ☒

As of July 20, 2017, there were 43,009,233 outstanding shares of common stock.

Sykes Enterprises, Incorporated and Subsidiaries

Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	June 30, 2017	December 31, 2016

Assets
Current assets:
Cash and cash equivalents	$301,451	$266,675
Receivables, net	332,501	318,558
Prepaid expenses	22,060	21,973
Other current assets	15,939	16,030

Total current assets	671,951	623,236
Property and equipment, net	160,104	156,214
Goodwill, net	266,934	265,404
Intangibles, net	144,751	153,055
Deferred charges and other assets	16,892	38,494

	$1,260,632	$1,236,403

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$25,414	$29,163
Accrued employee compensation and benefits	92,075	92,552
Income taxes payable	2,094	4,487
Deferred revenue	40,485	38,736
Other accrued expenses and current liabilities	35,244	37,919

Total current liabilities	195,312	202,857
Deferred grants	3,520	3,761
Long-term debt	267,000	267,000
Long-term income tax liabilities	3,399	19,326
Other long-term liabilities	21,221	18,937

Total liabilities	490,452	511,881

Commitments and loss contingency (Note 14)

Shareholders’ equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value per share, 200,000 shares authorized; 43,009 and 42,895 shares issued, respectively	430	429
Additional paid-in capital	279,523	281,357
Retained earnings	542,184	518,611
Accumulated other comprehensive income (loss)	(49,877)	(67,027)
Treasury stock at cost: 120 and 362 shares, respectively	(2,080)	(8,848)

Total shareholders’ equity	770,180	724,522

	$1,260,632	$1,236,403

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2017	2016	2017	2016

Revenues	$375,438	$364,402	$759,452	$685,148

Operating expenses:
Direct salaries and related costs	248,643	239,442	495,808	444,997
General and administrative	92,246	94,335	184,300	174,845
Depreciation, net	13,820	11,960	27,168	22,744
Amortization of intangibles	5,250	5,263	10,481	8,890
Impairment of long-lived assets	4,189	-	4,391	-

Total operating expenses	364,148	351,000	722,148	651,476

Income from operations	11,290	13,402	37,304	33,672

Other income (expense):
Interest income	144	141	299	294
Interest (expense)	(1,865)	(1,581)	(3,564)	(2,389)
Other income (expense), net	831	1,067	1,683	1,620

Total other income (expense), net	(890)	(373)	(1,582)	(475)

Income before income taxes	10,400	13,029	35,722	33,197
Income taxes	1,555	3,891	8,165	10,105

Net income	$8,845	$9,138	$27,557	$23,092

Net income per common share:
Basic	$0.21	$0.22	$0.66	$0.55

Diluted	$0.21	$0.22	$0.66	$0.55

Weighted average common shares outstanding:
Basic	41,854	41,970	41,756	41,838
Diluted	41,934	42,101	41,919	42,101

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Net income	$8,845	$9,138	$27,557	$23,092

Other comprehensive income (loss), net of taxes:
Foreign currency translation gain (loss), net of taxes	16,484	(9,599)	20,382	4,300
Unrealized gain (loss) on net investment hedges, net of taxes	(2,936)	1,497	(3,304)	(433)
Unrealized actuarial gain (loss) related to pension liability, net of taxes	(16)	(35)	(39)	(26)
Unrealized gain (loss) on cash flow hedging instruments, net of taxes	(396)	(1,996)	136	434
Unrealized gain (loss) on postretirement obligation, net of taxes	(12)	(14)	(25)	(27)

Other comprehensive income (loss), net of taxes	13,124	(10,147)	17,150	4,248

Comprehensive income (loss)	$21,969	$(1,009)	$44,707	$27,340

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statement of Changes in Shareholders’ Equity

Six Months Ended June 30, 2017

(Unaudited)

					Accumulated
	Common Stock				Other
	Shares		Additional	Retained	Comprehensive	Treasury
(in thousands)	Issued	Amount	Paid-in Capital	Earnings	Income (Loss)	Stock	Total

Balance at December 31, 2016	42,895	$429	$281,357	$518,611	$(67,027)	$(8,848)	$724,522
Cumulative effect of accounting change	-	-	232	(153)	-	-	79
Stock-based compensation expense	-	-	4,732	-	-	-	4,732
Issuance of common stock under equity award plans, net of shares withheld for employee taxes	364	4	(3,604)	-	-	(260)	(3,860)
Retirement of treasury stock	(250)	(3)	(3,194)	(3,831)	-	7,028	-
Comprehensive income (loss)	-	-	-	27,557	17,150	-	44,707

Balance at June 30, 2017	43,009	$430	$279,523	$542,184	$(49,877)	$(2,080)	$770,180

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2017	2016
Cash flows from operating activities:
Net income	$27,557	$23,092
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,423	23,059
Amortization of intangibles	10,481	8,890
Amortization of deferred grants	(374)	(444)
Impairment losses	4,391	-
Unrealized foreign currency transaction (gains) losses, net	(611)	(2,316)
Stock-based compensation expense	4,732	5,729
Deferred income tax provision (benefit)	9,785	(2,219)
Unrealized (gains) losses on financial instruments, net	42	611
Amortization of deferred loan fees	134	134
Imputed interest expense and fair value adjustments to contingent consideration	(633)	509
Other	144	(166)

Changes in assets and liabilities, net of acquisitions:
Receivables	9,059	(1,581)
Prepaid expenses	78	(2,952)
Other current assets	(1,855)	(2,316)
Deferred charges and other assets	(1,008)	(1,509)
Accounts payable	2,420	(3,145)
Income taxes receivable / payable	(14,086)	273
Accrued employee compensation and benefits	(1,779)	12,896
Other accrued expenses and current liabilities	(2,916)	3,009
Deferred revenue	2,398	3,623
Other long-term liabilities	(3,813)	1,501

Net cash provided by operating activities	71,569	66,678

Cash flows from investing activities:
Capital expenditures	(35,859)	(34,409)
Cash paid for business acquisition, net of cash acquired	(7,500)	(205,324)
Proceeds from sale of property and equipment	25	37
Investment in restricted cash	(33)	(228)
Release of restricted cash	21	77
Net investment hedge settlement	-	10,339
Purchase of intangible assets	(275)	-

Net cash (used for) investing activities	(43,621)	(229,508)

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Continued)

	Six Months Ended June 30,
(in thousands)	2017	2016
Cash flows from financing activities:
Payments of long-term debt	-	(14,000)
Proceeds from issuance of long-term debt	-	216,000
Proceeds from grants	107	89
Shares repurchased for tax withholding on equity awards	(3,860)	(4,915)
Payments of contingent consideration related to acquisitions	(4,528)	-

Net cash provided by (used for) financing activities	(8,281)	197,174

Effects of exchange rates on cash and cash equivalents	15,109	3,512

Net increase in cash and cash equivalents	34,776	37,856
Cash and cash equivalents – beginning	266,675	235,358

Cash and cash equivalents – ending	$301,451	$273,214

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$3,066	$1,497
Cash paid during period for income taxes	$17,032	$11,229

Non-cash transactions:
Property and equipment additions in accounts payable	$3,742	$6,990
Unrealized gain (loss) on postretirement obligation in accumulated other comprehensive income (loss)	$(25)	$(27)
Shares repurchased for tax withholding on equity awards included in current liabilities	$119	$51

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2017 and 2016

(Unaudited)

Note 1. Overview and Basis of Presentation

Business — Sykes Enterprises, Incorporated and consolidated subsidiaries (“SYKES” or the “Company”) is a global business processing outsourcing leader in providing comprehensive inbound customer engagement solutions and services to Global 2000 companies, primarily in the communications, financial services, healthcare, technology, transportation and leisure, retail and other industries. SYKES’ differentiated end-to-end solutions and service platform effectively engages consumers at every touch point in their customer lifecycle, starting from digital marketing and acquisition to customer support, up-sell/cross-sell and retention. The Company serves its clients through two geographic operating regions: the Americas (United States, Canada, Latin America, Australia and the Asia Pacific Rim) and EMEA (Europe, the Middle East and Africa). Our Americas and EMEA regions primarily provide customer engagement services (with an emphasis on inbound technical support, digital marketing and demand generation, and customer service), which includes customer assistance, healthcare and roadside assistance, technical support, and product and service sales to its clients’ customers. These services are delivered through multiple communication channels including phone, e-mail, social media, text messaging, chat and digital self-service. The Company also provides various enterprise support services in the United States that include services for its clients’ internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, SYKES also provides fulfillment services, which includes order processing, payment processing, inventory control, product delivery and product returns handling. SYKES has developed an extensive global reach with customer engagement centers across six continents, including North America, South America, Europe, Asia, Australia and Africa. The Company delivers cost-effective solutions that enhance the customer service experience, promote stronger brand loyalty, and bring out high levels of performance and profitability.

Acquisitions

On May 31, 2017, the Company completed the acquisition of certain assets of a Global 2000 telecommunications services provider, pursuant to a definitive Asset Purchase Agreement (the “Purchase Agreement”) entered into on April 24, 2017 (the “Telecommunications Asset acquisition”). The Company has reflected the Telecommunications Asset acquisition’s results in the Condensed Consolidated Financial Statements since May 31, 2017. See Note 2, Acquisitions, for additional information on the acquisition.

On April 1, 2016, the Company completed the acquisition of Clear Link Holdings LLC (“Clearlink”), pursuant to a definitive Agreement and Plan of Merger (the “Merger Agreement”), dated March 6, 2016. The Company has reflected Clearlink’s results in the Condensed Consolidated Financial Statements since April 1, 2016. See Note 2, Acquisitions, for additional information on the acquisition.

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2017. For further information, refer to the consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission (“SEC”) on March 1, 2017.

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

Customer-Acquisition Advertising Costs — The Company utilizes direct-response advertising the primary purpose of which is to elicit purchases from its clients’ customers. These costs are capitalized when they are expected to result in probable future benefits and are amortized over the period during which future benefits are expected to be received, which is generally less than one month. All other advertising costs are expensed as incurred. As of June 30, 2017 and December 31, 2016, the Company had less than $0.1 million of capitalized direct-response advertising costs included in “Prepaid expenses” in the accompanying Condensed Consolidated Balance Sheets. Total advertising costs included in “Direct salaries and related costs” in the accompanying Condensed Consolidated Income Statements for the three months ended June 30, 2017 and 2016 were $8.6 million and $8.0 million, respectively, and $18.4 million and $8.0 million for the six months ended June 30, 2017 and 2016, respectively.

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

The Company is continuing to evaluate the impact of ASU 2014-09 and the related ASUs on its financial condition, results of operations and cash flows. The Company anticipates that it will apply the modified retrospective adoption alternative for these amendments, which will result in a cumulative effect adjustment to retained earnings as of January 1, 2018. The adoption of these amendments will require expanded qualitative and quantitative disclosures about the Company’s contracts with its customers. The Company has established an implementation team tasked with evaluating provisions within its contracts as well as reviewing accounting policies and internal controls. Based on the preliminary results of its evaluation, the Company does not expect the adoption of these ASUs on January 1, 2018 to have a material impact on the timing of recognition of revenue; however, the Company is still assessing the requirement to estimate variable consideration, such as performance-related bonus and penalty provisions. The Company expects to complete its assessment by the end of the third quarter of 2017.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). These amendments require the recognition of lease assets and lease liabilities on the balance sheet by lessees for those leases currently classified as operating leases under ASC 840, Leases. These amendments also require qualitative disclosures along with specific quantitative disclosures. These amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Entities are required to apply the amendments at the beginning of the earliest period presented using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, and there are certain optional practical expedients that an entity may elect to apply. The Company expects the adoption of ASU 2016-02 to result in a material increase in the assets and liabilities on the consolidated balance sheets due to the amount of the Company’s lease commitments. However, the amendments will likely have an insignificant impact on our consolidated statements of income. The Company is continuing to evaluate the magnitude of the impact and related disclosures, as well as the timing and method of adoption, with respect to the optional practical expedients.

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

New Accounting Standards Recently Adopted

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718) – Scope of Modification Accounting (“ASU 2017-09”). These amendments provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. These amendments should be applied prospectively to changes in terms and conditions of awards occurring on or after the adoption date. The amendments are effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. The early adoption of ASU 2017-09 on June 30, 2017 did not have a material impact on the financial condition, results of operations and cash flows of the Company.

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

As a result of the adoption of ASU 2016-09, the Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2016 was adjusted as follows: a $2.1 million increase to net cash provided by operating activities and a $2.1 million decrease to net cash provided by financing activities. Additionally, the Condensed Consolidated Statement of Changes in Shareholders’ Equity for the six months ended June 30, 2017 reflects a cumulative effect of accounting change of $0.2 million to “Additional paid-in capital” and $(0.2) million to “Retained earnings” related to the change in accounting for forfeitures.

Note 2. Acquisitions

Telecommunications Asset Acquisition

On April 24, 2017, the Company entered into a Purchase Agreement to acquire certain assets from a Global 2000 telecommunications services provider. The aggregate purchase price of $7.5 million was paid on May 31, 2017, using cash on hand, resulting in $6.0 million of property and equipment and $1.5 million of customer relationship intangibles. The Purchase Agreement contains customary representations and warranties, indemnification obligations and covenants. The Telecommunications Asset acquisition was completed to strengthen and create new partnerships for the Company and expand its geographic footprint in North America. The results of the Telecommunications Assets’ operations have been included in the Company’s consolidated financial statements since its acquisition on May 31, 2017.

The Company accounted for the Telecommunications Asset acquisition in accordance with ASC 805, Business Combinations, whereby the fair value of the purchase price was allocated to the tangible and identifiable intangible assets acquired based on their estimated fair values as of the closing date. The Company completed its analysis of the purchase price allocation during the second quarter of 2017.

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

Approximately $2.6 million of the purchase price was placed in an escrow account as security for the indemnification obligations of Clearlink’s members under the merger agreement. The escrow was released pursuant to the terms of the escrow agreement, but the Company has subsequently asserted a claim of approximately $0.4 million against the Clearlink members, which claim remains under negotiation between the parties.

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

The following table presents the Company’s purchased intangibles assets as of April 1, 2016, the Clearlink acquisition date (in thousands):

		Weighted Average
		Amortization Period
	Amount Assigned	(years)
Customer relationships	$63,800	13
Trade name	2,400	7
Non-compete agreements	1,800	3
Proprietary software	700	5
Indefinite-lived domain names	52,700	N/A

	$121,400	7

The amount of Clearlink’s revenues and net income since the April 1, 2016 acquisition date, included in the Company’s Condensed Consolidated Statements of Operations for both the three and six months ended June 30, 2016, were as follows (in thousands):

From April 1, 2016
Through
June 30, 2016
Revenues	$36,362

Net income	$791

The following table presents the unaudited pro forma combined revenues and net earnings as if Clearlink had been included in the consolidated results of the Company for the entire three and six month periods ended June 30, 2016. The pro forma financial information is not indicative of the results of operations that would have been achieved if the acquisition and related borrowings had taken place on January 1, 2016 (in thousands):

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Revenues	$364,403	$718,977

Net income	$10,975	$25,895

Net income per common share:

Basic	$0.26	$0.62

Diluted	$0.26	$0.62

These amounts were calculated to reflect the additional depreciation, amortization, interest expense and rent expense that would have been incurred assuming the fair value adjustments and borrowings occurred on January 1, 2016, together with the consequential tax effects. In addition, these amounts exclude costs incurred which were directly attributable to the acquisition, and which did not have a continuing impact on the combined companies’ operating results. Included in these costs are advisory and legal costs, net of the tax effects.

Merger and integration costs associated with Clearlink included in “General and administrative” costs in the accompanying Condensed Consolidated Statement of Operations were as follows (none in 2017) (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2016	June 30, 2016
Americas	$29	$29
Other	2,934	4,376

	$2,963	$4,405

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

The following table summarizes the accrued liability associated with the Exit Plans’ exit or disposal activities and related charges for the three and six months ended June 30, 2016 (none in 2017) (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2016	June 30, 2016
Beginning accrual	$527	$733
Cash payments (1)	(208)	(414)

Ending accrual	$319	$319

(1) Related to lease obligations and facility exit costs.

Note 4. Fair Value

ASC 820 Fair Value Measurements and Disclosures (“ASC 820”) requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for which these assets and liabilities must be grouped, based on significant levels of observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. This hierarchy requires the use of observable market data when available. These two types of inputs have created the following fair value hierarchy:

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

ASC 825 Financial Instruments (“ASC 825”) permits an entity to measure certain financial assets and financial liabilities at fair value with changes in fair value recognized in earnings each period. The Company has not elected to use the fair value option permitted under ASC 825 for any of its financial assets and financial liabilities that are not already recorded at fair value.

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

If quoted market prices are not available, fair value is based upon internally developed valuation techniques that use, where possible, current market-based or independently sourced market parameters, such as interest rates, currency exchange rates, etc. Assets or liabilities valued using such internally generated valuation techniques are classified according to the lowest level input or value driver that is significant to the valuation. Thus, an item may be classified in Level 3 even though there may be some significant inputs that are readily observable.

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

Embedded Derivatives — The Company uses significant unobservable inputs to determine the fair value of embedded derivatives, which are classified in Level 3 of the fair value hierarchy. These unobservable inputs include expected cash flows associated with the lease, currency exchange rates on the day of commencement, as well as forward currency exchange rates, the results of which are adjusted for credit risk. These items are classified in Level 3 of the fair value hierarchy. See Note 6, Financial Derivatives, for further information.

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

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the requirements of ASC 820 consist of the following as of June 30, 2017 (in thousands):

			Fair Value Measurements at June 30, 2017 Using:
			Quoted Prices	Significant
			in Active	Other	Significant
			Markets For	Observable	Unobservable
		Balance at	Identical Assets	Inputs	Inputs
		June 30, 2017	Level (1)	Level (2)	Level (3)
Assets:
Foreign currency forward and option contracts	(1)	$356	$-	$356	$-
Embedded derivatives	(1)	84	-	-	84
Equity investments held in rabbi trust for the Deferred Compensation Plan	(2)	7,446	7,446	-	-
Debt investments held in rabbi trust for the Deferred Compensation Plan	(2)	3,283	3,283	-	-

		$11,169	$10,729	$356	$84

Liabilities:
Long-term debt	(3)	$267,000	$-	$267,000	$-
Foreign currency forward and option contracts	(1)	4,468	-	4,468	-
Embedded derivatives	(1)	255	-	-	255
Contingent consideration	(4)	1,127	-	-	1,127

		$272,850	$-	$271,468	$1,382

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

Reconciliations of Fair Value Measurements Categorized within Level 3 of the Fair Value Hierarchy

Embedded Derivatives in Lease Agreements

A rollforward of the net asset (liability) activity in the Company’s fair value of the embedded derivatives is as follows (in thousands):

Fair Value
Balance at January 1, 2016	$-
Gain (loss) recognized in “Other income (expense)” (1)	(714)
Effect of foreign currency	159

Balance at December 31, 2016	$(555)
Gain (loss) recognized in “Other income (expense)” (1)	315
Effect of foreign currency	69

Balance at June 30, 2017	$(171)

Unrealized gain (loss) for the three months ended June 30, 2016	$(12)

Unrealized gain (loss) for the six months ended June 30, 2016	$43

Unrealized gain (loss) for the three months ended June 30, 2017	$200

Unrealized gain (loss) for the six months ended June 30, 2017	$384

(1) Includes realized and unrealized gain (loss).

Contingent Consideration

A rollforward of the activity in the Company’s fair value of the contingent consideration is as follows (in thousands):

Fair Value
Balance at January 1, 2016	$6,280
Acquisition (1)	2,779
Payments	(1,396)
Imputed interest	754
Fair value (gain) loss adjustments	(2,250)
Effect of foreign currency	(67)

Balance at December 31, 2016	6,100
Payments	(4,528)
Imputed interest	68
Fair value (gain) loss adjustments	(701)
Effect of foreign currency	188

Balance at June 30, 2017	$1,127

(1) Liability acquired as part of the Clearlink acquisition on April 1, 2016. See Note 2, Acquisitions, for further information.

The Company recorded a fair value gain of $2.6 million to the Qelp contingent consideration in “General and administrative” during the year ended December 31, 2016 due to the execution of an addendum to the Qelp purchase agreement, subject to which the Company agreed to pay the sellers EUR 4.0 million by June 30, 2017. The Company paid $4.4 million in May 2017 to settle the outstanding contingent consideration obligation.

The Company recorded a fair value gain of $0.3 million in “General and administrative” during the three and six months ended June 30, 2017 to the Clearlink contingent consideration due to changes in the probability of achievement of certain revenue targets. The Company recorded a fair value gain of $0.4 million in “General and administrative” during the six months ended June 30, 2017 to the Clearlink contingent consideration upon settlement of one of the contingent consideration liabilities for $0.1 million. The Company recorded a fair value loss of $0.3 million in “General and administrative” during the year ended December 31, 2016 to the Clearlink contingent consideration due to changes in the probability of achievement of certain revenue targets.

The Company accretes interest expense each period using the effective interest method until the contingent consideration reaches the estimated remaining future value of $1.1 million. Interest expense related to the contingent consideration is included in “Interest (expense)” in the accompanying Condensed Consolidated Statements of Operations.

Non-Recurring Fair Value

Certain assets, under certain conditions, are measured at fair value on a nonrecurring basis utilizing Level 3 inputs, like those associated with acquired businesses, including goodwill, other intangible assets and other long-lived assets. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if these assets were determined to be impaired. The adjusted carrying values for assets measured at fair value on a nonrecurring basis (no liabilities) subject to the requirements of ASC 820 were not material at June 30, 2017 and December 31, 2016.

The following table summarizes the total impairment losses related to nonrecurring fair value measurements of certain assets (no liabilities) subject to the requirements of ASC 820 (in thousands) (none in 2016):

	Total Impairment (Loss)
	Three Months Ended	Six Months Ended
	June 30, 2017	June 30, 2017
Americas:
Property and equipment, net	$(4,189)	$(4,391)

In connection with the closure of an under-utilized customer contact management center in the U.S., the Company recorded an impairment charge of $4.2 million during the three and six months ended June 30, 2017 related to leasehold improvements which were not recoverable and equipment, furniture and fixtures that could not be redeployed to other locations.

During the six months ended June 30, 2017, the Company recorded an impairment charge of $0.2 million related to the write-down of a vacant and unused parcel of land in the U.S. to its estimated fair value.

Note 5. Goodwill and Intangible Assets

Intangible Assets

The following table presents the Company’s purchased intangible assets as of June 30, 2017 (in thousands):

				Weighted Average
		Accumulated		Amortization
	Gross Intangibles	Amortization	Net Intangibles	Period (years)
Intangible assets subject to amortization:
Customer relationships	$169,278	$(85,252)	$84,026	10
Trade names and trademarks	14,103	(7,938)	6,165	7
Non-compete agreements	2,996	(1,946)	1,050	2
Content library	515	(515)	-	2
Proprietary software	1,550	(1,025)	525	3
Favorable lease agreement	449	(449)	-	2
Intangible assets not subject to amortization:
Domain names	52,985	-	52,985	N/A

	$241,876	$(97,125)	$144,751	6

The following table presents the Company’s purchased intangible assets as of December 31, 2016 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Intangible assets subject to amortization:
Customer relationships	$166,634	$(75,364)	$91,270	10
Trade names and trademarks	14,095	(7,083)	7,012	7
Non-compete agreements	2,993	(1,643)	1,350	2
Content library	475	(357)	118	2
Proprietary software	1,550	(955)	595	3
Favorable lease agreement	449	(449)	-	2
Intangible assets not subject to amortization:
Domain names	52,710	-	52,710	N/A

	$238,906	$(85,851)	$153,055	6

The Company’s estimated future amortization expense for the succeeding years relating to the purchased intangible assets resulting from acquisitions completed prior to June 30, 2017, is as follows (in thousands):

Years Ending December 31,	Amount
2017 (remaining six months)	$10,567
2018	14,868
2019	13,815
2020	11,155
2021	6,664
2022	5,709
2023 and thereafter	28,988

Goodwill

Changes in goodwill for the six months ended June 30, 2017 consist of the following (in thousands):

			Effect of Foreign
	January 1, 2017	Acquisition	Currency	June 30, 2017
Americas	$255,842	$-	$811	$256,653
EMEA	9,562	-	719	10,281

	$265,404	$-	$1,530	$266,934

Changes in goodwill for the year ended December 31, 2016 consist of the following (in thousands):
			Effect of Foreign
	January 1, 2016	Acquisition (1)	Currency	December 31, 2016
Americas	$186,049	$70,563	$(770)	$255,842
EMEA	9,684	-	(122)	9,562

	$195,733	$70,563	$(892)	$265,404

(1) See Note 2, Acquisitions, for further information.

The Company performs its annual goodwill impairment test during the third quarter, or more frequently if indicators of impairment exist.

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

The Qelp and Clearlink reporting units are at risk of future impairment if projected operating results are not met or other inputs into the fair value measurement change. However, as of June 30, 2017, there were no indicators of impairment related to Qelp’s $10.3 million of goodwill or Clearlink’s $70.6 million of goodwill.

Note 6. Financial Derivatives

Cash Flow Hedges – The Company has derivative assets and liabilities relating to outstanding forward contracts and options, designated as cash flow hedges, as defined under ASC 815 Derivatives and Hedging (“ASC 815”), consisting of Philippine Peso, Costa Rican Colon, Hungarian Forint and Romanian Leu contracts. These contracts are entered into to protect against the risk that the eventual cash flows resulting from such transactions will be adversely affected by changes in exchange rates.

The deferred gains (losses) and related taxes on the Company’s cash flow hedges recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) in the accompanying Condensed Consolidated Balance Sheets are as follows (in thousands):

	June 30, 2017	December 31, 2016
Deferred gains (losses) in AOCI	$(2,126)	$(2,295)
Tax on deferred gains (losses) in AOCI	37	69

Deferred gains (losses) in AOCI, net of taxes	$(2,089)	$(2,226)

Deferred gains (losses) expected to be reclassified to “Revenues” from AOCI during the next twelve months	$(2,126)

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

The Company had the following outstanding foreign currency forward contracts and options, and embedded derivatives (in thousands):

	As of June 30, 2017		As of December 31, 2016
	Notional		Notional
	Amount in	Settle Through	Amount in	Settle Through
Contract Type	USD	Date	USD	Date
Cash flow hedges:
Options:
Philippine Pesos	$32,000	May 2018	$51,000	December 2017

Forwards:
Philippine Pesos	3,000	June 2018	-	-
Costa Rican Colones	58,750	June 2018	45,500	December 2017
Hungarian Forints	1,370	December 2017	-	-
Romanian Leis	3,850	December 2017	-	-

Net investment hedges:
Forwards:
Euros	76,933	September 2017	76,933	September 2017

Non-designated hedges:
Forwards	38,179	September 2017	55,614	March 2017
Embedded derivatives	13,808	April 2030	13,234	April 2030

Master netting agreements exist with each respective counterparty to reduce credit risk by permitting net settlement of derivative positions. In the event of default by the Company or one of its counterparties, these agreements include a set-off clause that provides the non-defaulting party the right to net settle all derivative transactions, regardless of the currency and settlement date. The maximum amount of loss due to credit risk that, based on gross fair value, the Company would incur if parties to the derivative transactions that make up the concentration failed to perform according to the terms of the contracts was $0.4 million and $3.9 million as of June 30, 2017 and December 31, 2016, respectively. After consideration of these netting arrangements and offsetting positions by counterparty, the total net settlement amount as it relates to these positions are asset positions of $3.6 million as of December 31, 2016 (none at June 30, 2017) and liability positions of $4.1 million and $1.6 million as of June 30, 2017 and December 31, 2016, respectively.

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

The following tables present the fair value of the Company’s derivative instruments included in the accompanying Condensed Consolidated Balance Sheets (in thousands):

	Derivative Assets
	June 30, 2017	December 31, 2016
	Fair Value	Fair Value
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts (1)	$48	$-

Derivatives designated as net investment hedging instruments under ASC 815:
Foreign currency forward contracts (1)	242	3,230

	290	3,230

Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts (1)	66	691
Embedded derivatives (1)	17	8
Embedded derivatives (2)	67	4

Total derivative assets	$440	$3,933

	Derivative Liabilities
	June 30, 2017	December 31, 2016
	Fair Value	Fair Value
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts (3)	$1,861	$1,806

Derivatives designated as net investment hedging instruments under ASC 815:
Foreign currency forward contracts (3)	2,384	-

	4,245	1,806

Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts (3)	223	106
Embedded derivatives (3)	166	174
Embedded derivatives (4)	89	393

Total derivative liabilities	$4,723	$2,479

(1)	Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheets.

(2)	Included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets.

(3)	Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheets.

(4)	Included in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets.

The following tables present the effect of the Company’s derivative instruments included in the accompanying Condensed Consolidated Financial Statements for the three months ended June 30, 2017 and 2016 (in thousands):

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Gain (Loss) Reclassified From Accumulated AOCI Into “Revenues” (Effective Portion)		Gain (Loss) Recognized in “Revenues” on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	June 30,		June 30,		June 30,
	2017	2016	2017	2016	2017	2016
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts	$(1,232)	$(2,072)	$(820)	$4	$-	$-

Derivatives designated as net investment hedging instruments under ASC 815:
Foreign currency forward contracts	(4,774)	2,414	-	-	-	-

	$(6,006)	$342	$(820)	$4	$-	$-

	Gain (Loss) Recognized in “Other income (expense)” on Derivatives
	June 30,
	2017	2016
Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts	$921	$575
Embedded derivatives	176	10

	$1,097	$585

The following tables present the effect of the Company’s derivative instruments included in the accompanying Condensed Consolidated Financial Statements for the six months ended June 30, 2017 and 2016 (in thousands):

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Gain (Loss) Reclassified From Accumulated AOCI Into “Revenues” (Effective Portion)		Gain (Loss) Recognized in “Revenues” on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	June 30,		June 30,		June 30,
	2017	2016	2017	2016	2017	2016
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts	$(1,466)	$431	$(1,580)	$(50)	$-	$-

Derivatives designated as net investment hedging instruments under ASC 815:
Foreign currency forward contracts	(5,373)	(698)	-	-	-	-

	$(6,839)	$(267)	$(1,580)	$(50)	$-	$-

	Gain (Loss) Recognized in “Other income (expense)” on Derivatives
	June 30,
	2017	2016
Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts	$82	$1,370
Embedded derivatives	315	(46)

	$397	$1,324

Note 7. Investments Held in Rabbi Trust

The Company’s investments held in rabbi trust, classified as trading securities and included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheets, at fair value, consist of the following (in thousands):

	June 30, 2017		December 31, 2016
	Cost	Fair Value	Cost	Fair Value
Mutual funds	$7,871	$10,729	$7,257	$9,414

The mutual funds held in rabbi trust were 69% equity-based and 31% debt-based as of June 30, 2017. Net investment income (losses), included in “Other income (expense), net” in the accompanying Condensed Consolidated Statements of Operations consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Gross realized gains from sale of trading securities	$151	$-	$151	$-
Gross realized (losses) from sale of trading securities	(2)	-	(2)	-
Dividend and interest income	25	10	39	19
Net unrealized holding gains (losses)	149	134	542	154

Net investment income (losses)	$323	$144	$730	$173

Note 8. Deferred Revenue

Deferred revenue consists of the following (in thousands):

	June 30, 2017	December 31, 2016
Future service	$28,860	$27,116
Estimated potential penalties and holdbacks	6,206	6,593
Estimated chargebacks	5,419	5,027

	$40,485	$38,736

Note 9. Deferred Grants

Deferred grants, net of accumulated amortization, consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Property grants	$3,098	$3,353
Lease grants	532	502
Employment grants	43	67

Total deferred grants	3,673	3,922
Less: Lease grants - short-term (1)	(110)	(94)
Less: Employment grants - short-term (1)	(43)	(67)

Total long-term deferred grants	$3,520	$3,761

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

Borrowings consist of the following (in thousands):

	June 30, 2017	December 31, 2016
Revolving credit facility	$267,000	$267,000
Less: Current portion	-	-

Total long-term debt	$267,000	$267,000

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

The following table presents information related to our credit agreements (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Average daily utilization	$267,000	$278,769	$267,000	$174,385

Interest expense, including commitment fee (1)	$1,600	$1,079	$3,043	$1,454

Weighted average interest rate (2)	2.4%	1.6%	2.3%	1.9%

(1) Excludes the amortization of deferred loan fees.

(2) Includes the commitment fee.

Note 11. Accumulated Other Comprehensive Income (Loss)

The Company presents data in the Condensed Consolidated Statements of Changes in Shareholders’ Equity in accordance with ASC 220, Comprehensive Income (“ASC 220”). ASC 220 establishes rules for the reporting of comprehensive income (loss) and its components. The components of accumulated other comprehensive income (loss) consist of the following (in thousands):

	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedge	Unrealized Actuarial Gain (Loss) Related to Pension Liability	Unrealized Gain (Loss) on Cash Flow Hedging Instruments	Unrealized Gain (Loss) on Post Retirement Obligation	Total
Balance at January 1, 2016	$(58,601)	$4,170	$1,029	$(527)	$267	$(53,662)
Pre-tax amount	(13,832)	3,409	212	(2,313)	(9)	(12,533)
Tax (provision) benefit	-	(1,313)	(8)	72	-	(1,249)
Reclassification of (gain) loss to net income	-	-	(52)	527	(58)	417
Foreign currency translation	40	-	(56)	16	-	-

Balance at December 31, 2016	(72,393)	6,266	1,125	(2,225)	200	(67,027)
Pre-tax amount	20,416	(5,373)	-	(1,466)	-	13,577
Tax (provision) benefit	-	2,069	-	28	-	2,097
Reclassification of (gain) loss to net income	-	-	(21)	1,522	(25)	1,476
Foreign currency translation	(34)	-	(18)	52	-	-

Balance at June 30, 2017	$(52,011)	$2,962	$1,086	$(2,089)	$175	$(49,877)

The following table summarizes the amounts reclassified to net income from accumulated other comprehensive income (loss) and the associated line item in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Statements of Operations
	2017	2016	2017	2016	Location
Actuarial Gain (Loss) Related to Pension Liability: (1)
Pre-tax amount	$11	$10	$21	$22	Direct salaries and related costs
Tax (provision) benefit	-	-	-	-	Income taxes

Reclassification to net income	11	10	21	22

Gain (Loss) on Cash Flow Hedging Instruments: (2)
Pre-tax amount	(820)	4	(1,580)	(50)	Revenues
Tax (provision) benefit	17	3	58	22	Income taxes

Reclassification to net income	(803)	7	(1,522)	(28)

Gain (Loss) on Post Retirement Obligation: (1)
Pre-tax amount	13	14	25	27	General and administrative
Tax (provision) benefit	-	-	-	-	Income taxes

Reclassification to net income	13	14	25	27

Total reclassification of gain (loss) to net income	$(779)	$31	$(1,476)	$21

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

Note 12. Income Taxes

The Company’s effective tax rate was 15.0% and 29.9% for the three months ended June 30, 2017 and 2016, respectively. The decrease in the effective tax rates is primarily due to the recognition of a $1.2 million previously unrecognized tax benefit arising from the effective settlement of the Canadian Revenue Agency audit. The decrease in the effective tax rate was also affected by several additional factors, including shifts in earnings among the various jurisdictions in which the Company operates, none of which are individually material. The difference between the Company’s effective tax rate as compared to the U.S. statutory federal income tax rate of 35.0% was primarily due to the aforementioned factors as well as the recognition of tax benefits resulting from foreign tax rate differentials, income earned in certain tax holiday jurisdictions, changes in unrecognized tax benefits, adjustments of valuation allowances and tax credits, partially offset by the tax impact of permanent differences and foreign withholding taxes.

The Company’s effective tax rate was 22.9% and 30.4% for the six months ended June 30, 2017 and 2016, respectively. The decrease in the effective tax rates is primarily due to the recognition of a $1.2 million previously unrecognized tax benefit arising from the effective settlement of the Canadian Revenue Agency audit and the recognition of a $0.9 million tax benefit resulting from the adoption of ASU 2016-09 on January 1, 2017. The decrease in the effective tax rate was also affected by several additional factors, including shifts in earnings among the various jurisdictions in which the Company operates, none of which are individually material. The difference between the Company’s effective tax rate as compared to the U.S. statutory federal income tax rate of 35.0% was primarily due to the aforementioned factors as well as the recognition of tax benefits resulting from foreign tax rate differentials, income earned in certain tax holiday jurisdictions, changes in unrecognized tax benefits, adjustments of valuation allowances and tax credits, partially offset by the tax impact of permanent differences and foreign withholding taxes.

Earnings associated with the investments in the Company’s foreign subsidiaries are considered to be indefinitely reinvested outside of the U.S. Therefore, a U.S. provision for income taxes on those earnings or translation adjustments has not been recorded, as permitted by criterion outlined in ASC 740, Income Taxes (“ASC 740”). Determination of any unrecognized deferred tax liability related to investments in foreign subsidiaries is not practicable due to the inherent complexity of the multi-national tax environment in which the Company operates.

The Company received assessments for the Canadian 2003-2009 audit. Requests for Competent Authority Assistance were filed with both the Canadian Revenue Agency and the U.S. Internal Revenue Service and the Company paid mandatory security deposits to Canada as part of this process. The total amount of deposits, net of the effects of foreign exchange rate adjustments, was $13.8 million as of December 31, 2016 (none at June 30, 2017) and was included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet. As of June 30, 2017, the Company determined that all material aspects of the Canadian audit were effectively settled pursuant to ASC 740. As a result, the Company recognized a net income tax benefit of $1.2 million and the deposits were applied against the anticipated liability.

With the effective settlement of the Canadian audit, the Company has no significant tax jurisdictions under audit; however, the Company is currently under audit in several tax jurisdictions. The Company believes it is adequately reserved for the remaining audits and their resolution is not expected to have a material impact on its financial condition and results of operations.

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

The numbers of shares used in the earnings per share computation are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic:
Weighted average common shares outstanding	41,854	41,970	41,756	41,838
Diluted:
Dilutive effect of stock appreciation rights, restricted stock, restricted stock units and shares held in rabbi trust	80	131	163	263

Total weighted average diluted shares outstanding	41,934	42,101	41,919	42,101

Anti-dilutive shares excluded from the diluted earnings per share calculation	46	21	16	21

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

There were no shares repurchased under the Company’s share repurchase programs during the three and six months ended June 30, 2017 and 2016.

Note 14. Commitments and Loss Contingency

Commitments

During the six months ended June 30, 2017, the Company entered into several leases in the ordinary course of business. The following is a schedule of future minimum rental payments required under operating leases that have noncancelable lease terms as of June 30, 2017, including the impact of the leases assumed in connection with the Telecommunications Asset acquisition (in thousands):

Amount

2017 (remaining six months)	$2,780
2018	7,272
2019	6,822
2020	7,506
2021	7,610
2022	6,926
2023 and thereafter	18,407

Total minimum payments required	$57,323

During the six months ended June 30, 2017, the Company entered into agreements with third-party vendors in the ordinary course of business whereby the Company committed to purchase goods and services used in its normal operations. These agreements generally are not cancelable, range from one to five year periods and may contain fixed or minimum annual commitments. Certain of these agreements allow for renegotiation of the minimum annual commitments. The following is a schedule of the future minimum purchases remaining under the agreements as of June 30, 2017 (in thousands):

Amount

2017 (remaining six months)	$5,560
2018	5,881
2019	5,176
2020	619
2021	-
2022	-
2023 and thereafter	-

Total minimum payments required	$17,236

The July 2015 Qelp acquisition included contingent consideration of $6.0 million, based on achieving targets tied to revenues and EBITDA for the years ended December 31, 2016, 2017 and 2018. On September 26, 2016, the Company entered into an addendum to the Qelp purchase agreement with the sellers to settle the outstanding contingent consideration for EUR 4.0 million to be paid by June 30, 2017. The Company paid $4.4 million in May 2017 to settle the outstanding contingent consideration obligation.

As part of the April 2016 Clearlink acquisition, the Company assumed contingent consideration liabilities related to four separate acquisitions made by Clearlink in 2015 and 2016, prior to the Merger. The fair value of the contingent consideration related to these previous acquisitions was $2.8 million as of April 1, 2016 and was based on achieving targets primarily tied to revenues for varying periods of time during 2016 and 2017. As of June 30, 2017, the fair value of the remaining contingent consideration was $1.1 million. The estimated future value of the contingent consideration is $1.1 million and is expected to be paid on varying dates through October 2017.

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

Note 15. Defined Benefit Pension Plan and Postretirement Benefits

Defined Benefit Pension Plans

The following table provides information about the net periodic benefit cost for the Company’s pension plans (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Service cost	$128	$120	$253	$238
Interest cost	49	45	98	89
Recognized actuarial (gains)	(11)	(10)	(21)	(22)

Net periodic benefit cost	$166	$155	$330	$305

Employee Retirement Savings Plans

The Company maintains a 401(k) plan covering defined employees who meet established eligibility requirements. Under the plan provisions, the Company matches 50% of participant contributions to a maximum matching amount of 2% of participant compensation. The Company’s contributions included in the accompanying Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
401(k) plan contributions	$309	$334	$620	$619

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

	June 30, 2017	December 31, 2016
Postretirement benefit obligation	$21	$27
Unrealized gains (losses) in AOCI (1)	$175	$200

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

Note 16. Stock-Based Compensation

The Company’s stock-based compensation plans include the 2011 Equity Incentive Plan, the Non-Employee Director Fee Plan and the Deferred Compensation Plan. The following table summarizes the stock-based compensation expense (primarily in the Americas), income tax benefits related to the stock-based compensation and excess tax benefits (deficiencies) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Stock-based compensation (expense) (1)	$(2,261)	$(3,547)	$(4,732)	$(5,729)
Income tax benefit (2)	871	1,348	1,822	2,177
Excess tax benefit (deficiency) from stock-based compensation (3)	-	149	-	2,060

(1)  Included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations.

(2)  Included in “Income taxes” in the accompanying Condensed Consolidated Statements of Operations.

(3)  Included in “Additional paid-in capital” in the accompanying Condensed Consolidated Statement of Changes in Shareholders’ Equity.

There were no capitalized stock-based compensation costs as of June 30, 2017 and December 31, 2016.

Beginning January 1, 2017, as a result of the adoption of ASU 2016-09, the Company began accounting for forfeitures as they occur, rather than estimating expected forfeitures. The net cumulative effect of this change was recognized as a $0.2 million reduction to retained earnings as of January 1, 2017. Additionally, excess tax benefits (deficiencies) from stock compensation are included in “Income taxes” in the accompanying Condensed Consolidated Statements of Income subsequent to the adoption of ASU 2016-09.

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

The following table summarizes the assumptions used to estimate the fair value of SARS granted:

	Six Months Ended June 30,
	2017	2016
Expected volatility	19.3%	25.3%
Weighted-average volatility	19.3%	25.3%
Expected dividend rate	0.0%	0.0%
Expected term (in years)	5.0	5.0
Risk-free rate	1.9%	1.5%

The following table summarizes SARs activity as of June 30, 2017 and for the six months then ended:

Stock Appreciation Rights	Shares (000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at January 1, 2017	633	$-
Granted	396	$-
Exercised	(196)	$-
Forfeited or expired	-	$-

Outstanding at June 30, 2017	833	$-	8.9	$4,214

Vested or expected to vest at June 30, 2017	833	$-	8.9	$4,214

Exercisable at June 30, 2017	163	$-	7.2	$1,304

The following table summarizes information regarding SARs granted and exercised (in thousands, except per SAR amounts):

	Six Months Ended June 30,
	2017	2016
Number of SARs granted	396	323
Weighted average grant-date fair value per SAR	$6.24	$7.68
Intrinsic value of SARs exercised	$1,678	$1,691
Fair value of SARs vested	$1,846	$1,520

The following table summarizes nonvested SARs activity as of June 30, 2017 and for the six months then ended:

Nonvested Stock Appreciation Rights	Shares (000s)	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2017	515	$7.76
Granted	396	$6.24
Vested	(241)	$7.69
Forfeited or expired	-	$-

Nonvested at June 30, 2017	670	$6.88

As of June 30, 2017, there was $4.0 million of total unrecognized compensation cost, net of actual forfeitures, related to nonvested SARs granted under the 2011 Plan. This cost is expected to be recognized over a weighted average period of 1.5 years.

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

The following table summarizes nonvested restricted shares/RSUs activity as of June 30, 2017 and for the six months then ended:

Nonvested Restricted Shares and RSUs	Shares (000s)	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2017	1,136	$25.47
Granted	480	$29.42
Vested	(328)	$20.95
Forfeited or expired	(63)	$20.71

Nonvested at June 30, 2017	1,225	$28.48

The following table summarizes information regarding restricted shares/RSUs granted and vested (in thousands, except per restricted share/RSU amounts):

	Six Months Ended June 30,
	2017	2016
Number of restricted shares/RSUs granted	480	451
Weighted average grant-date fair value per restricted share/RSU	$29.42	$30.32
Fair value of restricted shares/RSUs vested	$6,868	$6,785

As of June 30, 2017, there was $27.0 million of total unrecognized compensation cost, net of actual forfeitures, related to nonvested restricted shares/RSUs granted under the 2011 Plan. This cost is expected to be recognized over a weighted average period of 2.0 years.

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

The Board may pay additional cash compensation to any non-employee director for services on behalf of the Board over and above those typically expected of directors, including but not limited to service on a special committee of the Board. Directors who are executive officers of the Company receive no compensation for service as members of either the Board of Directors or any committees of the Board.

The following table summarizes nonvested common stock share award activity as of June 30, 2017 and for the six months then ended:

Nonvested Common Stock Share Awards	Shares (000s)	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2017	10	$28.69
Granted	24	$32.93
Vested	(14)	$30.41
Forfeited or expired	-	$-

Nonvested at June 30, 2017	20	$32.54

The following table summarizes information regarding common stock share awards granted and vested (in thousands, except per share award amounts):

	Six Months Ended June 30,
	2017	2016
Number of share awards granted	24	32
Weighted average grant-date fair value per share award	$32.93	$29.04
Fair value of share awards vested	$430	$410

As of June 30, 2017, there was $0.6 million of total unrecognized compensation cost, net of actual forfeitures, related to nonvested common stock share awards granted under the Fee Plan. This cost is expected to be recognized over a weighted average period of less than one year.

Deferred Compensation Plan — The Company’s non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”), which is not shareholder-approved, was adopted by the Board effective December 17, 1998. It was last amended and restated on December 9, 2015, effective as of January 1, 2016, and was subsequently amended on May 18, 2016, effective as of June 30, 2016, August 17, 2016, effective as of January 1, 2017 and May 25, 2017, effective as of July 1, 2017. Eligibility is limited to a select group of key management and employees who are expected to receive an annualized base salary (which will not take into account bonuses or commissions) that exceeds the amount taken into account for purposes of determining highly compensated employees under Section 414(q) of the Internal Revenue Code of 1986 based on the current year’s base salary and applicable dollar amounts. The Deferred Compensation Plan provides participants with the ability to defer between 1% and 80% of their compensation (between 1% and 100% prior to June 30, 2016, the effective date of the first amendment) until the participant’s retirement, termination, disability or death, or a change in control of the Company. Using the Company’s common stock, the Company matches 50% of the amounts deferred by participants on a quarterly basis up to a total of $12,000 per year for the president, chief executive officer and executive vice presidents, $7,500 per year for senior vice presidents, global vice presidents and vice presidents, and, effective January 1, 2017, $5,000 per year for all other participants (there was no match for other participants prior to January 1, 2017, the effective date of the second amendment). Matching contributions and the associated earnings vest over a seven-year service period. Vesting will be accelerated in the event of the participant’s death or disability, a change in control or retirement (defined as separate from service after age 65). In the event of a distribution of benefits as a result of a change in control of the Company, the Company will increase the benefit by an amount sufficient to offset the income tax obligations created by the distribution of benefits. Deferred compensation amounts used to pay benefits, which are held in a rabbi trust, include investments in various mutual funds and shares of the Company’s common stock (see Note 7, Investments Held in Rabbi Trust). As of June 30, 2017 and December 31, 2016, liabilities of $10.8 million and $9.4 million, respectively, of the Deferred Compensation Plan were recorded in “Accrued employee compensation and benefits” in the accompanying Condensed Consolidated Balance Sheets.

Additionally, the Company’s common stock match associated with the Deferred Compensation Plan, with a carrying value of approximately $2.1 million and $1.8 million as of June 30, 2017 and December 31, 2016, respectively, is included in “Treasury stock” in the accompanying Condensed Consolidated Balance Sheets.

The following table summarizes nonvested common stock activity as of June 30, 2017 and for the six months then ended:

Nonvested Common Stock	Shares (000s)	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2017	2	$22.77
Granted	10	$30.66
Vested	(8)	$30.62
Forfeited or expired	-	$-

Nonvested at June 30, 2017	4	$27.08

The following table summarizes information regarding shares of common stock granted and vested (in thousands, except per common stock amounts):

	Six Months Ended June 30,
	2017	2016
Number of shares of common stock granted	10	6
Weighted average grant-date fair value per common stock	$30.66	$29.76
Fair value of common stock vested	$240	$183
Cash used to settle the obligation	$422	$359

As of June 30, 2017, there was $0.1 million of total unrecognized compensation cost, net of actual forfeitures, related to nonvested common stock granted under the Deferred Compensation Plan. This cost is expected to be recognized over a weighted average period of 3.7 years.

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

Information about the Company’s reportable segments is as follows (in thousands):

	Americas	EMEA	Other (1)	Consolidated
Three Months Ended June 30, 2017:
Revenues	$314,871	$60,540	$27	$375,438
Percentage of revenues	83.9%	16.1%	0.0%	100.0%

Depreciation, net	$11,842	$1,254	$724	$13,820
Amortization of intangibles	$4,989	$261	$-	$5,250

Income (loss) from operations	$26,089	$2,163	$(16,962)	$11,290
Total other income (expense), net			(890)	(890)
Income taxes			(1,555)	(1,555)

Net income				$8,845

Three Months Ended June 30, 2016:
Revenues	$305,211	$59,152	$39	$364,402
Percentage of revenues	83.8%	16.2%	0.0%	100.0%

Depreciation, net	$10,316	$1,162	$482	$11,960
Amortization of intangibles	$4,995	$268	$-	$5,263

Income (loss) from operations	$30,725	$2,896	$(20,219)	$13,402
Total other income (expense), net			(373)	(373)
Income taxes			(3,891)	(3,891)

Net income				$9,138

Six Months Ended June 30, 2017:
Revenues	$635,802	$123,607	$43	$759,452
Percentage of revenues	83.7%	16.3%	0.0%	100.0%

Depreciation, net	$23,310	$2,440	$1,418	$27,168
Amortization of intangibles	$9,967	$514	$-	$10,481

Income (loss) from operations	$64,022	$7,743	$(34,461)	$37,304
Total other income (expense), net			(1,582)	(1,582)
Income taxes			(8,165)	(8,165)

Net income				$27,557

Six Months Ended June 30, 2016:
Revenues	$567,287	$117,777	$84	$685,148
Percentage of revenues	82.8%	17.2%	0.0%	100.0%

Depreciation, net	$19,492	$2,326	$926	$22,744
Amortization of intangibles	$8,363	$527	$-	$8,890

Income (loss) from operations	$63,712	$6,306	$(36,346)	$33,672
Total other income (expense), net			(475)	(475)
Income taxes			(10,105)	(10,105)

Net income				$23,092

(1)

Other items (including corporate and other costs, impairment costs, other income and expense, and income taxes) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the tables above for the three and six months ended June 30, 2017 and 2016. Inter-segment revenues are not material to the Americas and EMEA segment results.

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

Note 18. Other Income (Expense)

Other income (expense), net consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Foreign currency transaction gains (losses)	$(535)	$1,410	$644	$2,756
Gains (losses) on foreign currency derivative instruments not designated as hedges	1,097	(585)	397	(1,324)
Other miscellaneous income (expense)	269	242	642	188

	$831	$1,067	$1,683	$1,620

Note 19. Related Party Transactions

In January 2008, the Company entered into a lease for a customer engagement center located in Kingstree, South Carolina. The landlord, Kingstree Office One, LLC, is an entity controlled by John H. Sykes, the founder, former Chairman and Chief Executive Officer of the Company and the father of Charles Sykes, President and Chief Executive Officer of the Company. The lease payments on the 20-year lease were negotiated at or below market rates, and the lease is cancellable at the option of the Company. There are penalties for early cancellation which decrease over time. The Company paid  $0.1 million to the landlord during both the three months ended June 30, 2017 and 2016, and  $0.2 million during both the six months ended June 30, 2017 and 2016 under the terms of the lease.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sykes Enterprises, Incorporated

400 North Ashley Drive

Tampa, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of June 30, 2017, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2017 and 2016, of changes in shareholders’ equity for the six-month period ended June 30, 2017, and of cash flows for the six-month periods ended June 30, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.

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

August 9, 2017

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

Executive Summary

We provide comprehensive inbound customer engagement solutions and services to Global 2000 companies, primarily in the communications, financial services, healthcare, technology, transportation and leisure, retail and other industries. We serve our clients through two geographic operating regions: the Americas (United States, Canada, Latin America, Australia and the Asia Pacific Rim) and EMEA (Europe, the Middle East and Africa). Our Americas and EMEA regions primarily provide customer engagement services (with an emphasis on inbound technical support, digital marketing and demand generation, and customer service), which includes customer assistance, healthcare and roadside assistance, technical support, and product and service sales to our clients’ customers. These services, which represented 99.5% and 99.2% of consolidated revenues during the three months ended June 30, 2017 and 2016, respectively, and 99.4% and 99.1% of consolidated revenues during the six months ended June 30, 2017 and 2016, respectively, are delivered through multiple communication channels including phone, e-mail, social media, text messaging, chat and digital self-service. We also provide various enterprise support services in the

United States (“U.S.”) that include services for our clients’ internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, we also provide fulfillment services, which includes order processing, payment processing, inventory control, product delivery, and product returns handling. Our complete service offering helps our clients acquire, retain and increase the lifetime value of their customer relationships. We have developed an extensive global reach with customer engagement centers across six continents, including North America, South America, Europe, Asia, Australia and Africa. We deliver cost-effective solutions that enhance the customer service experience, promote stronger brand loyalty, and bring about high levels of performance and profitability.

Acquisition of Telecommunications Assets

On May 31, 2017, we completed the acquisition of certain assets of a Global 2000 telecommunications service provider (the “Telecommunications Asset acquisition”) to strengthen and create new partnerships and expand our geographic footprint in North America.

The total purchase price of $7.5 million was funded through cash on hand.

The results of operations of the Telecommunications Asset acquisition have been reflected in the accompanying Condensed Consolidated Statements of Operations since May 31, 2017.

Acquisition of Clearlink

In April 2016, we completed the acquisition of Clear Link Holdings LLC (“Clearlink”), to expand our suite of service offerings while creating differentiation in the marketplace, broadening our addressable market opportunity and extending executive level reach within our existing clients’ organization. We refer to such acquisition herein as the “Clearlink acquisition.”

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

Results of Operations

The following table sets forth, for the periods indicated, the amounts presented in the accompanying Condensed Consolidated Statements of Operations as well as the change between the respective periods:

	Three Months Ended June 30,			Six Months Ended June 30,
			2017			2017
(in thousands)	2017	2016	$ Change	2017	2016	$ Change
Revenues	$375,438	$364,402	$11,036	$759,452	$685,148	$74,304

Operating expenses:
Direct salaries and related costs	248,643	239,442	9,201	495,808	444,997	50,811
General and administrative	92,246	94,335	(2,089)	184,300	174,845	9,455
Depreciation, net	13,820	11,960	1,860	27,168	22,744	4,424
Amortization of intangibles	5,250	5,263	(13)	10,481	8,890	1,591
Impairment of long-lived assets	4,189	-	4,189	4,391	-	4,391

Total operating expenses	364,148	351,000	13,148	722,148	651,476	70,672

Income from operations	11,290	13,402	(2,112)	37,304	33,672	3,632

Other income (expense):
Interest income	144	141	3	299	294	5
Interest (expense)	(1,865)	(1,581)	(284)	(3,564)	(2,389)	(1,175)
Other income (expense), net	831	1,067	(236)	1,683	1,620	63

Total other income (expense), net	(890)	(373)	(517)	(1,582)	(475)	(1,107)

Income before income taxes	10,400	13,029	(2,629)	35,722	33,197	2,525
Income taxes	1,555	3,891	(2,336)	8,165	10,105	(1,940)

Net income	$8,845	$9,138	$(293)	$27,557	$23,092	$4,465

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016

Revenues

	Three Months Ended June 30,
	2017		2016
		% of		% of
(in thousands)	Amount	Revenues	Amount	Revenues	$ Change
Americas	$314,871	83.9%	$305,211	83.8%	$9,660
EMEA	60,540	16.1%	59,152	16.2%	1,388
Other	27	0.0%	39	0.0%	(12)

Consolidated	$375,438	100.0%	$364,402	100.0%	$11,036

Consolidated revenues increased $11.0 million, or 3.0%, for the three months ended June 30, 2017 from the comparable period in 2016.

The increase in Americas’ revenues was due to higher volumes from existing clients of $11.0 million and new clients of $10.7 million, partially offset by end-of-life client programs of $9.2 million and a negative foreign currency impact of $2.8 million. Revenues from our offshore operations represented 41.2% of Americas’ revenues, compared to 40.7% for the comparable period in 2016.

The increase in EMEA’s revenues was due to higher volumes from existing clients of $4.5 million and new clients of $2.1 million, partially offset by a negative foreign currency impact of $4.2 million and end-of-life client programs of $1.0 million.

On a consolidated basis, we had 51,400 brick-and-mortar seats as of June 30, 2017, an increase of 5,700 seats from the comparable period in 2016. Included in this seat count are 2,900 seats associated with the Telecommunications Asset acquisition. This increase in seats, net of the Telecommunications Asset acquisition additions, reflect seat additions to support higher projected demand. The capacity utilization rate on a combined basis was 72% compared to 78% in the comparable period in 2016. This decrease was primarily due to capacity additions related to the Telecommunications Asset acquisition with its seasonally low utilization rate, as well as capacity additions owing to higher projected demand and certain operational inefficiencies.

On a geographic segment basis, 44,400 seats were located in the Americas, an increase of 5,100 seats from the comparable period in 2016, and 7,000 seats were located in EMEA, an increase of 600 seats from the comparable period in 2016. Capacity utilization rates as of June 30, 2017 were 71% for the Americas and 80% for EMEA, compared to 77% and 79%, respectively, in the comparable period in 2016, with the decrease in utilization in the Americas primarily due to the aforementioned factors. As a result of the Telecommunications Asset acquisition, we expect to take further actions in streamlining our capacity footprint in the U.S. We strive to attain a capacity utilization rate of 85% at each of our locations.

Direct Salaries and Related Costs

	Three Months Ended June 30,
	2017		2016
		% of		% of		Change in % of
(in thousands)	Amount	Revenues	Amount	Revenues	$ Change	Revenues
Americas	$205,028	65.1%	$197,077	64.6%	$7,951	0.5%
EMEA	43,615	72.0%	42,365	71.6%	1,250	0.4%

Consolidated	$248,643	66.2%	$239,442	65.7%	$9,201	0.5%

The increase of $9.2 million in direct salaries and related costs included a positive foreign currency impact of $4.3 million in the Americas and a positive foreign currency impact of $2.8 million in EMEA.

The increase in Americas’ direct salaries and related costs, as a percentage of revenues, was primarily attributable to higher compensation costs of 0.4%, higher customer-acquisition advertising costs of 0.1% and higher other costs of 0.3%, partially offset by lower communications costs of 0.3%.

The increase in EMEA’s direct salaries and related costs, as a percentage of revenues, was primarily attributable to higher compensation costs of 1.4% driven by a decrease in agent productivity principally within the communications vertical in the current period, partially offset by lower fulfillment materials costs of 0.9% and lower other costs of 0.1%.

General and Administrative

	Three Months Ended June 30,
	2017		2016
		% of		% of		Change in % of
(in thousands)	Amount	Revenues	Amount	Revenues	$ Change	Revenues
Americas	$62,734	19.9%	$62,098	20.3%	$636	-0.4%
EMEA	13,247	21.9%	12,461	21.1%	786	0.8%
Other	16,265	-	19,776	-	(3,511)	-

Consolidated	$92,246	24.6%	$94,335	25.9%	$(2,089)	-1.3%

The decrease of $2.1 million in general and administrative expenses included a positive foreign currency impact of $1.1 million in the Americas and a positive foreign currency impact of $1.1 million in EMEA.

The decrease in Americas’ general and administrative expenses, as a percentage of revenues, was primarily attributable to a reduction in technology costs of 0.2% allocated from corporate, lower equipment maintenance costs of 0.2% and lower other costs of 0.3%, partially offset by higher facility-related costs of 0.3%.

The increase in EMEA’s general and administrative expenses, as a percentage of revenues, was primarily attributable to higher compensation costs of 1.0%, partially offset by lower facility-related costs of 0.2%.

The decrease of $3.5 million in Other general and administrative expenses, which includes corporate and other costs, was primarily attributable to lower merger and integration costs of $2.5 million, lower compensation costs of $1.5 million and lower other costs of $0.2 million, partially offset by a reduction in technology costs of $0.7 million allocated to the Americas.

Depreciation and Amortization

	Three Months Ended June 30,
	2017		2016
		% of		% of		Change in % of
(in thousands)	Amount	Revenues	Amount	Revenues	$ Change	Revenues
Depreciation, net:
Americas	$11,842	3.8%	$10,316	3.4%	$1,526	0.4%
EMEA	1,254	2.1%	1,162	2.0%	92	0.1%
Other	724	-	482	-	242	-

Consolidated	$13,820	3.7%	$11,960	3.3%	$1,860	0.4%

Amortization of intangibles:
Americas	$4,989	1.6%	$4,995	1.6%	$(6)	0.0%
EMEA	261	0.4%	268	0.5%	(7)	-0.1%
Other	-	-	-	-	-	-

Consolidated	$5,250	1.4%	$5,263	1.4%	$(13)	0.0%

The increase in depreciation was primarily due to new depreciable fixed assets placed into service supporting site expansions and infrastructure upgrades, partially offset by certain fully depreciated fixed assets.

The amortization remained consistent with the comparable period.

Impairment of Long-Lived Assets

	Three Months Ended June 30,
	2017		2016
		% of		% of		Change in % of
(in thousands)	Amount	Revenues	Amount	Revenues	$ Change	Revenues
Americas	$4,189	1.3%	$-	0.0%	$4,189	1.3%
EMEA	-	0.0%	-	0.0%	-	0.0%
Other	-	-	-	-	-	-

Consolidated	$4,189	1.1%	$-	0.0%	$4,189	1.1%

See Note 4, Fair Value, of the “Notes to Consolidated Financial Statements” for further information regarding the impairment of long-lived assets.

Other Income (Expense)

	Three Months Ended June 30,
(in thousands)	2017	2016	$ Change
Interest income	$144	$141	$3

Interest (expense)	$(1,865)	$(1,581)	$(284)

Other income (expense), net:
Foreign currency transaction gains (losses)	$(535)	$1,410	$(1,945)
Gains (losses) on foreign currency derivative instruments not designated as hedges	1,097	(585)	1,682
Other miscellaneous income (expense)	269	242	27

Total other income (expense), net	$831	$1,067	$(236)

Interest income remained consistent with the comparable period.

The increase in interest (expense) was primarily due to $216.0 million in borrowings used to acquire Clearlink in April 2016, partially offset by a decrease in the interest accretion on contingent consideration.

Income Taxes

	Three Months Ended June 30,
(in thousands)	2017	2016	$ Change
Income before income taxes	$10,400	$13,029	$(2,629)
Income taxes	$1,555	$3,891	$(2,336)
			% Change
Effective tax rate	15.0%	29.9%	-14.9%

The decrease in the effective tax rate in 2017 compared to 2016 is primarily due to the recognition of a $1.2 million previously unrecognized tax benefit arising from the effective settlement of the Canadian Revenue Agency audit. The decrease in the effective tax rate was also affected by several additional factors, including shifts in earnings among the various jurisdictions in which we operate, none of which are individually material.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016

Revenues

	Six Months Ended June 30,
	2017		2016
		% of		% of
(in thousands)	Amount	Revenues	Amount	Revenues	$ Change
Americas	$635,802	83.7%	$567,287	82.8%	$68,515
EMEA	123,607	16.3%	117,777	17.2%	5,830
Other	43	0.0%	84	0.0%	(41)

Consolidated	$759,452	100.0%	$685,148	100.0%	$74,304

Consolidated revenues increased $74.3 million, or 10.8%, for the six months ended June 30, 2017 from the comparable period in 2016.

The increase in Americas’ revenues was due to an increase in Clearlink acquisition revenues of $43.1 million, higher volumes from existing clients of $32.4 million and new clients of $14.7 million, partially offset by end-of-life client programs of $18.6 million and a negative foreign currency impact of $3.1 million. Revenues from our offshore operations represented 41.0% of Americas’ revenues, compared to 42.9% for the comparable period in 2016.

The increase in EMEA’s revenues was due to higher volumes from existing clients of $13.5 million and new clients of $3.5 million, partially offset by a negative foreign currency impact of $9.1 million and end-of-life client programs of $2.1 million.

Direct Salaries and Related Costs

	Six Months Ended June 30,
	2017		2016
		% of		% of		Change in % of
(in thousands)	Amount	Revenues	Amount	Revenues	$ Change	Revenues
Americas	$408,759	64.3%	$360,724	63.6%	$48,035	0.7%
EMEA	87,049	70.4%	84,273	71.6%	2,776	-1.2%

Consolidated	$495,808	65.3%	$444,997	64.9%	$50,811	0.4%

The increase of $50.8 million in direct salaries and related costs included a positive foreign currency impact of $6.1 million in the Americas and a positive foreign currency impact of $5.8 million in EMEA.

The increase in Americas’ direct salaries and related costs, as a percentage of revenues, was primarily attributable to higher customer-acquisition advertising costs of 1.5% in connection with Clearlink’s operations, partially offset by lower compensation costs of 0.7% driven by Clearlink’s operations which has lower direct labor costs relative to our customer engagement services business and lower other costs of 0.1%.

The decrease in EMEA’s direct salaries and related costs, as a percentage of revenues, was primarily attributable to lower fulfillment materials costs of 0.8%, lower compensation costs of 0.5% and lower communication costs of 0.3%, partially offset by higher other costs of 0.4%.

General and Administrative

	Six Months Ended June 30,
	2017		2016
		% of		% of		Change in % of
(in thousands)	Amount	Revenues	Amount	Revenues	$ Change	Revenues
Americas	$125,353	19.7%	$114,996	20.3%	$10,357	-0.6%
EMEA	25,861	20.9%	24,345	20.7%	1,516	0.2%
Other	33,086	-	35,504	-	(2,418)	-

Consolidated	$184,300	24.3%	$174,845	25.5%	$9,455	-1.2%

The increase of $9.5 million in general and administrative expenses included a positive foreign currency impact of $1.7 million in the Americas and a positive foreign currency impact of $2.1 million in EMEA.

The decrease in Americas’ general and administrative expenses, as a percentage of revenues, was primarily attributable to a reduction in technology costs of 0.3% allocated from corporate, lower equipment maintenance costs of 0.2% and lower other costs of 0.4%, partially offset by higher compensation costs of 0.3%.

The increase in EMEA’s general and administrative expenses, as a percentage of revenues, was primarily attributable to higher compensation costs of 0.6%, partially offset by lower facility-related costs of 0.2% and lower communication costs of 0.2%.

The decrease of $2.4 million in Other general and administrative expenses, which includes corporate and other costs, was primarily attributable to lower merger and integration costs of $3.9 million and lower compensation costs of $0.8 million, partially offset by a reduction in technology costs of $1.8 million allocated to the Americas, higher software maintenance costs of $0.3 million and higher legal and professional fees of $0.2 million.

Depreciation and Amortization

	Six Months Ended June 30,
	2017		2016
		% of		% of		Change in % of
(in thousands)	Amount	Revenues	Amount	Revenues	$ Change	Revenues
Depreciation, net:
Americas	$23,310	3.7%	$19,492	3.4%	$3,818	0.3%
EMEA	2,440	2.0%	2,326	2.0%	114	0.0%
Other	1,418	-	926	-	492	-

Consolidated	$27,168	3.6%	$22,744	3.3%	$4,424	0.3%

Amortization of intangibles:
Americas	$9,967	1.6%	$8,363	1.5%	$1,604	0.1%
EMEA	514	0.4%	527	0.4%	(13)	0.0%
Other	-	-	-	-	-	-

Consolidated	$10,481	1.4%	$8,890	1.3%	$1,591	0.1%

The increase in depreciation was primarily due to new depreciable fixed assets placed into service supporting site expansions and infrastructure upgrades as well as the addition of depreciable fixed assets acquired in conjunction with the April 2016 Clearlink acquisition, partially offset by certain fully depreciated fixed assets.

The increase in amortization was primarily due to the addition of intangible assets acquired in conjunction with the April 2016 Clearlink acquisition, partially offset by certain fully amortized intangible assets.

Impairment of Long-Lived Assets

	Six Months Ended June 30,
	2017		2016
		% of		% of		Change in % of
(in thousands)	Amount	Revenues	Amount	Revenues	$ Change	Revenues
Americas	$4,391	0.7%	$-	0.0%	$4,391	0.7%
EMEA	-	0.0%	-	0.0%	-	0.0%
Other	-	-	-	-	-	-

Consolidated	$4,391	0.6%	$-	0.0%	$4,391	0.6%

See Note 4, Fair Value, of the “Notes to Consolidated Financial Statements” for further information regarding the impairment of long-lived assets.

Other Income (Expense)

	Six Months Ended June 30,
(in thousands)	2017	2016	$ Change
Interest income	$299	$294	$5

Interest (expense)	$(3,564)	$(2,389)	$(1,175)

Other income (expense), net:
Foreign currency transaction gains (losses)	$644	$2,756	$(2,112)
Gains (losses) on foreign currency derivative instruments not designated as hedges	397	(1,324)	1,721
Other miscellaneous income (expense)	642	188	454

Total other income (expense), net	$1,683	$1,620	$63

Interest income remained consistent with the comparable period.

The increase in interest (expense) was primarily due to $216.0 million in borrowings used to acquire Clearlink in April 2016, partially offset by a decrease in the interest accretion on contingent consideration.

The increase in other miscellaneous income (expense) was primarily due to the net investment income (losses) related to the investments held in rabbi trust. See Note 7, Investments Held in Rabbi Trust, of “Notes to Condensed Consolidated Financial Statements” for further information.

Income Taxes

	Six Months Ended June 30,
(in thousands)	2017	2016	$ Change
Income before income taxes	$35,722	$33,197	$2,525
Income taxes	$8,165	$10,105	$(1,940)
			% Change
Effective tax rate	22.9%	30.4%	-7.5%

The decrease in the effective tax rate in 2017 compared to 2016 is primarily due to the recognition of a $1.2 million previously unrecognized tax benefit arising from the effective settlement of the Canadian Revenue Agency audit and the recognition of a $0.9 million tax benefit resulting from the adoption of ASU 2016-09 on January 1, 2017. The decrease in the effective tax rate was also affected by several additional factors, including shifts in earnings among the various jurisdictions in which we operate, none of which are individually material.

Client Concentration

Our top ten clients accounted for approximately 48.7% and 49.8% of our consolidated revenues in the three months ended June 30, 2017 and 2016, respectively, and 49.1% and 49.1% of our consolidated revenues in the six months ended June 30, 2017 and 2016, respectively.

Total revenues by segment from AT&T Corporation (“AT&T”), a major provider of communication services for which we provide various customer support services over several distinct lines of AT&T businesses, were as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
		% of		% of		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues
Americas	$55,627	17.7%	$59,710	19.6%	$117,161	18.4%	$110,854	19.5%
EMEA	-	0.0%	-	0.0%	-	0.0%	-	0.0%

	$55,627	14.8%	$59,710	16.4%	$117,161	15.4%	$110,854	16.2%

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

Total revenues by segment from our next largest client, which was in the financial services vertical in each of the periods, were as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
		% of		% of		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues
Americas	$24,818	7.9%	$24,495	8.0%	$47,744	7.5%	$44,549	7.9%
EMEA	-	0.0%	-	0.0%	-	0.0%	-	0.0%

	$24,818	6.6%	$24,495	6.7%	$47,744	6.3%	$44,549	6.5%

Other than AT&T, total revenues by segment of our clients that each individually represents 10% or greater of that segment’s revenues in each of the periods were as follows (in thousands):
	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
		% of		% of		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues
Americas	$-	0.0%	$-	0.0%	$-	0.0%	$-	0.0%
EMEA	18,819	31.1%	17,445	29.5%	50,523	40.9%	46,186	39.2%

	$18,819	5.0%	$17,445	4.8%	$50,523	6.7%	$46,186	6.7%

Business Outlook

For the three months ended September 30, 2017, we anticipate the following financial results:

●	Revenues in the range of $397.0 million to $402.0 million;
●	Effective tax rate of approximately 14%;
●	Fully diluted share count of approximately 42.0 million;
●	Diluted earnings per share in the range of $0.33 to $0.36; and
●	Capital expenditures in the range of $15.0 million to $18.0 million

For the twelve months ended December 31, 2017, we anticipate the following financial results:

●	Revenues in the range of $1,560.0 million to $1,570.0 million;
●	Effective tax rate of approximately 22%;
●	Fully diluted share count of approximately 42.1 million;
●	Diluted earnings per share in the range of $1.35 to $1.41; and
●	Capital expenditures in the range of $55.0 million to $65.0 million

We are revising our full-year 2017 revenue and diluted earnings per share outlook downward relative to the business outlook provided in May 2017. Roughly half of the revision in revenues and diluted earnings is demand related, with the remainder being operational inefficiencies, which are attributable to the U.S., which falls under the Americas segment. Although the pipeline of opportunities remains largely healthy across verticals such as financial services, technology and transportation and leisure, we have experienced an unforeseen reduction in demand forecast from a hitherto growing communications client, which is now seeing demand softness and is one of the key factors in the demand-related revision in the business outlook. Meanwhile, we continue to manage the tactical and strategic levers to address the operational inefficiencies around recruitment and retention in order to mitigate the drag on our business outlook. Separately, as a result of the previously mentioned demand softness together with the Telecommunications Asset acquisition, we expect to take further actions in streamlining our capacity footprint in the U.S.

Our revenues and earnings per share assumptions for the third quarter and full-year 2017 are based on foreign exchange rates as of July 2017. Therefore, the continued volatility in foreign exchange rates between the U.S. Dollar and the functional currencies of the markets we serve could have a further impact, positive or negative, on revenues and earnings per share relative to the business outlook for the third quarter and full-year, as discussed above.

We anticipate total other interest income (expense), net of approximately $(1.7) million for the third quarter and $(5.0) million for the full-year 2017. These amounts include the accretion on the Clearlink contingent consideration, which is expected to be a total of $(0.1) million for the year. The amounts, however, exclude the potential impact of any future foreign exchange gains or losses in other income (expense).

We expect a reduction in our full-year 2017 effective tax rate relative to the business outlook provided in May 2017, with the decline due to a shift in the geographic mix of earnings to lower tax rate jurisdictions coupled with a tax benefit arising from the effective settlement of the Canadian Revenue Authority audit.

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

During the six months ended June 30, 2017, cash increased $71.6 million from operating activities, $0.1 million of proceeds from grants and $0.1 million of other, which was partially offset by $35.9 million used for capital expenditures, $7.5 million used for the Telecommunications Asset acquisition, a $4.5 million payment of contingent consideration, $3.9 million to repurchase common stock for tax withholding on equity awards and a $0.3 million purchase of intangible assets, resulting in a $34.8 million increase in available cash (including the favorable effects of foreign currency exchange rates on cash and cash equivalents of $15.1 million).

Net cash flows provided by operating activities for the six months ended June 30, 2017 were $71.6 million, compared to $66.7 million for the comparable period in 2016. The $4.9 million increase in net cash flows from operating activities was due to a $4.5 million increase in net income and a $21.7 million increase in non-cash reconciling items such as depreciation, amortization, unrealized foreign currency transaction (gains) losses and deferred income taxes, partially offset by a net decrease of $21.3 million in cash flows from assets and liabilities. The $21.3 million decrease in 2017 from 2016 in cash flows from assets and liabilities was principally a result of a $20.3 million decrease in other liabilities, a $14.4 million increase in taxes receivable, net and a $1.2 million decrease in deferred revenue, partially offset by a $10.6 million decrease in accounts receivable and a $4.0 million decrease in other assets. The $21.3 million decrease in the change in other liabilities was primarily due to $14.7 million related to the timing of accrued employee compensation and benefits and $5.9 million related to other accrued expenses and current liabilities principally due to a decrease of $3.8 million related to the timing of payments associated with site expansions and infrastructure upgrades in the six months ended June 30, 2017 over the comparable period in 2016. The $14.4 million increase in taxes receivable, net was primarily due to the effective settlement of the Canadian Revenue Agency audit and a reduction in estimated tax liabilities in the six months ended June 30, 2017 over the comparable period in 2016. The $10.6 million decrease in the change in accounts receivable was primarily due to the timing of billings and collections in the six months ended June 30, 2017 over the comparable period in 2016.

Capital expenditures, which are generally funded by cash generated from operating activities, available cash balances and borrowings available under our credit facilities, were $35.9 million for the six months ended June 30, 2017, compared to $34.4 million for the comparable period in 2016, an increase of $1.5 million. In 2017, we anticipate capital expenditures in the range of $55.0 million to $65.0 million, primarily for new seat additions, Enterprise Resource Planning upgrades, facility upgrades, maintenance and systems infrastructure.

On May 12, 2015, we entered into a $440 million revolving credit facility (the “2015 Credit Agreement”) with a group of lenders and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent, Swing Line Lender and Issuing Lender (“KeyBank”). The 2015 Credit Agreement is subject to certain borrowing limitations and includes certain customary financial and restrictive covenants. At June 30, 2017, we were in compliance with all loan requirements of the 2015 Credit Agreement and had $267.0 million of outstanding borrowings under this facility. On April 1, 2016, we borrowed $216.0 million under our 2015 Credit Agreement in connection with the acquisition of Clearlink. See Note 2, Acquisitions, of “Notes to Condensed Consolidated Financial Statements” for further information.

Our credit agreement had an average daily utilization of $267.0 million and $278.8 million during the three months ended June 30, 2017 and 2016, respectively, and $267.0 million and $174.4 million during the six months ended June 30, 2017 and 2016, respectively. During the three months ended June 30, 2017 and 2016, the related interest expense, including the commitment fee and excluding the amortization of deferred loan fees, was $1.6 million and $1.1 million, respectively, which represented weighted average interest rates of 2.4% and 1.6%, respectively. During the six months ended June 30, 2017 and 2016, the related interest expense, including the commitment fee and excluding the amortization of deferred loan fees, was $3.0 million and $1.5 million, respectively, which represented weighted average interest rates of 2.3% and 1.9%, respectively.

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

We received assessments for the Canadian 2003-2009 audit. Requests for Competent Authority Assistance were filed with both the Canadian Revenue Agency and the U.S. Internal Revenue Service and we paid mandatory security deposits to Canada as part of this process. The total amount of deposits, net of the effects of foreign exchange rate adjustments, were $13.8 million as of December 31, 2016 (none at June 30, 2017) and were included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet. As of June 30, 2017, we determined that all material aspects of the Canadian audit were effectively settled pursuant to ASC 740, Income Taxes. As a result, we recognized a net income tax benefit of $1.2 million and the deposits were netted against the anticipated liability.

With the effective settlement of the Canadian audit, we have no significant tax jurisdictions under audit; however, we are currently under audit in several tax jurisdictions. We believe we are adequately reserved for the remaining audits and their resolution is not expected to have a material impact on our financial condition and results of operations.

On April 24, 2017, we entered into a definitive Asset Purchase Agreement to purchase certain assets of a Global 2000 telecommunications services provider. The aggregate purchase price of $7.5 million was paid on May 31, 2017, using cash on hand.

As part of the April 2016 Clearlink acquisition, we assumed contingent consideration liabilities related to four separate acquisitions made by Clearlink in 2015 and 2016, prior to the Merger. The fair value of the contingent consideration related to these previous acquisitions was $2.8 million as of April 1, 2016 and was based on achieving targets primarily tied to revenues for varying periods of time during 2016 and 2017. As of June 30, 2017, the fair value of the remaining contingent consideration liability was $1.1 million. The estimated future value of the contingent consideration is $1.1 million and is expected to be paid on varying dates through October 2017.

In July 2015, we completed the acquisition of Qelp B.V. and its subsidiary (together, known as “Qelp”) pursuant to the definitive share sale and purchase agreement, dated July 2, 2015. The purchase price of $15.8 million was funded through cash on hand of $9.8 million and contingent consideration of $6.0 million. On September 26, 2016, we entered into an addendum to the Qelp purchase agreement with the sellers to settle the outstanding contingent consideration for EUR 4.0 million to be paid by June 30, 2017. We paid $4.4 million in May 2017 to settle the outstanding contingent consideration obligation.

As of June 30, 2017, we had $301.5 million in cash and cash equivalents, of which approximately 91.2%, or $274.8 million, was held in international operations and is deemed to be indefinitely reinvested offshore. These funds may be subject to additional taxes if repatriated to the United States, including withholding tax applied by the country of origin and an incremental U.S. income tax, net of allowable foreign tax credits. There are circumstances where we may be unable to repatriate some of the cash and cash equivalents held by our international operations due to country restrictions. We do not intend nor currently foresee a need to repatriate these funds. We expect our current domestic cash levels and cash flows from operations to be adequate to meet our domestic anticipated working capital needs, including investment activities such as capital expenditures and debt repayment for the next twelve months and the foreseeable future. However, from time to time, we may borrow funds under our 2015 Credit Agreement as a result of the timing of our working capital needs, including capital expenditures. Additionally, we expect our current foreign cash levels and cash flows from foreign operations to be adequate to meet our foreign anticipated working capital needs, including investment activities such as capital expenditures for the next twelve months and the foreseeable future.

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

Off-Balance Sheet Arrangements and Other

As of June 30, 2017, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Contractual Obligations

The following table summarizes the material changes to our contractual obligations as of June 30, 2017, and the effect these obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payments Due By Period
		Less Than			After 5
	Total	1 Year	1 - 3 Years	3 - 5 Years	Years	Other
Operating leases (1)	$57,323	$2,780	$14,094	$15,116	$25,333	$-
Purchase obligations (2)	17,236	5,560	11,057	619	-	-

	$74,559	$8,340	$25,151	$15,735	$25,333	$-

(1)

Amounts represent the change in expected cash payments under our operating leases, including the amounts that were assumed in conjunction with the Telecommunications Asset acquisition in May 2017. See Note 14, Commitments and Loss Contingency, to the accompaying Condensed Consolidated Financial Statements.

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

In order to hedge a portion of our anticipated cash flow requirements denominated in PHP, CRC, HUF and RON, we had outstanding forward contracts and options as of June 30, 2017 with counterparties through June 2018 with notional amounts totaling $99.0 million. As of June 30, 2017, we had net total derivative liabilities associated with these contracts with a fair value of $1.8 million, which will settle within the next 12 months. If the USD was to weaken against the PHP and CRC and the EUR was to weaken against the HUF and RON by 10% from current period-end levels, we would incur a loss of approximately $8.6 million on the underlying exposures of the derivative instruments. However, this loss would be mitigated by corresponding gains on the underlying exposures.

We had forward exchange contracts with notional amounts totaling $76.9 million to hedge net investments in our foreign operations. The purpose of these derivative instruments is to protect against the risk that the net assets of certain foreign subsidiaries will be adversely affected by changes in exchange rates and economic exposures related to our foreign currency-based investments in these subsidiaries. As of June 30, 2017, the fair value of these derivatives was a net liability of $2.1 million. The potential loss in fair value at June 30, 2017, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $7.9 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.

We had forward exchange contracts with notional amounts totaling $38.2 million that are not designated as hedges. The purpose of these derivative instruments is to protect against FX volatility pertaining to intercompany receivables and payables, and other assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies. As of June 30, 2017, the fair value of these derivatives was a net liability of $0.2 million. The potential loss in fair value at June 30, 2017, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $7.1 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.

We had embedded derivative contracts with notional amounts totaling $13.8 million that are not designated as hedges. As of June 30, 2017, the fair value of these derivatives was a net liability of $0.2 million. The potential loss in fair value at June 30, 2017, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $2.3 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.

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

Interest Rate Risk

Our exposure to interest rate risk results from variable debt outstanding under our revolving credit facility. We pay interest on outstanding borrowings at interest rates that fluctuate based upon changes in various base rates. As of June 30, 2017, we had $267.0 million in borrowings outstanding under the revolving credit facility. Based on our level of variable rate debt outstanding during the three and six months ended June 30, 2017, a 1.0% increase in the weighted average interest rate, which generally equals the LIBOR rate plus an applicable margin, would have had an impact of $0.7 million and $1.3 million, respectively, on our results of operations.

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

Item 4.  Controls and Procedures

As of June 30, 2017, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of June 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.  Risk Factors

For risk factors, see Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary of stock repurchases for the three months ended June 30, 2017 (in thousands, except average price per share). See Note 13, Earnings Per Share, of “Notes to Condensed Consolidated Financial Statements” for information regarding our stock repurchase program.

			Total Number of	Maximum Number
	Total	Average	Shares Purchased	of Shares That May
	Number of	Price	as Part of Publicly	Yet Be Purchased
	Shares	Paid Per	Announced Plans	Under Plans or
Period	Purchased	Share	or Programs	Programs (1)
April 1, 2017 - April 30, 2017	-	$-	-	4,748
May 1, 2017 - May 31, 2017	-	$-	-	4,748
June 1, 2017 - June 30, 2017	-	$-	-	4,748

Total	-		-	4,748

(1)

A total of 10.0 million shares were approved for repurchase under the 2011 Share Repurchase Plan dated August 18, 2011, as amended on March 16, 2017. The 2011 Share Repurchase Plan has no expiration date.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

The following documents are filed as an exhibit to this Report:

10.1	Third Amendment to the Amended and Restated Sykes Enterprises, Incorporated Deferred Compensation Plan, effective as of January 1, 2017.
10.2	Fourth Amendment to the Amended and Restated Sykes Enterprises, Incorporated Deferred Compensation Plan, effective as of July 1, 2017.
15	Awareness letter.
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. §1350.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. §1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYKES ENTERPRISES, INCORPORATED
(Registrant)

Date: August 9, 2017	By:	/s/ John Chapman

John Chapman
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number
10.1	Third Amendment to the Amended and Restated Sykes Enterprises, Incorporated Deferred Compensation Plan, effective as of January 1, 2017.
10.2	Fourth Amendment to the Amended and Restated Sykes Enterprises, Incorporated Deferred Compensation Plan, effective as of July 1, 2017.
15	Awareness letter.
31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. §1350.
32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. §1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document