Form 10-Q
period 2017-09-30
SYKES ENTERPRISES INC
filed 2017-11-09
CIK 1010612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2017

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

Yes ☐                No ☒

As of October 19, 2017, there were 42,897,526 outstanding shares of common stock.

Sykes Enterprises, Incorporated and Subsidiaries

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$328,166	$266,675
Receivables, net	342,640	318,558
Prepaid expenses	20,848	21,973
Other current assets	16,930	16,030

Total current assets	708,584	623,236
Property and equipment, net	159,959	156,214
Goodwill, net	269,028	265,404
Intangibles, net	145,543	153,055
Deferred charges and other assets	29,566	38,494

	$1,312,680	$1,236,403

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$26,851	$29,163
Accrued employee compensation and benefits	106,681	92,552
Income taxes payable	1,252	4,487
Deferred revenue	43,330	38,736
Other accrued expenses and current liabilities	37,330	37,919

Total current liabilities	215,444	202,857
Deferred grants	3,381	3,761
Long-term debt	267,000	267,000
Long-term income tax liabilities	2,578	19,326
Other long-term liabilities	21,824	18,937

Total liabilities	510,227	511,881

Commitments and loss contingency (Note 14)

Shareholders’ equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value per share, 200,000 shares authorized; 42,895 and 42,895 shares issued, respectively	429	429
Additional paid-in capital	279,271	281,357
Retained earnings	563,879	518,611
Accumulated other comprehensive income (loss)	(38,997)	(67,027)
Treasury stock at cost: 121 and 362 shares, respectively	(2,129)	(8,848)

Total shareholders’ equity	802,453	724,522

	$1,312,680	$1,236,403

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2017	2016	2017	2016
Revenues	$407,309	$385,743	$1,166,761	$1,070,891

Operating expenses:
Direct salaries and related costs	267,516	249,859	763,324	694,856
General and administrative	93,364	87,955	277,664	262,800
Depreciation, net	14,227	13,004	41,395	35,748
Amortization of intangibles	5,293	5,254	15,774	14,144
Impairment of long-lived assets	680	-	5,071	-

Total operating expenses	381,080	356,072	1,103,228	1,007,548

Income from operations	26,229	29,671	63,533	63,343

Other income (expense):
Interest income	169	135	468	429
Interest (expense)	(2,021)	(1,578)	(5,585)	(3,967)
Other income (expense), net	64	981	1,747	2,601

Total other income (expense), net	(1,788)	(462)	(3,370)	(937)

Income before income taxes	24,441	29,209	60,163	62,406
Income taxes	2,746	7,939	10,911	18,044

Net income	$21,695	$21,270	$49,252	$44,362

Net income per common share:
Basic	$0.52	$0.51	$1.18	$1.06

Diluted	$0.52	$0.50	$1.17	$1.05

Weighted average common shares outstanding:
Basic	41,879	41,938	41,800	41,873
Diluted	42,033	42,224	42,006	42,233

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Net income	$21,695	$21,270	$49,252	$44,362

Other comprehensive income (loss), net of taxes:
Foreign currency translation gain (loss), net of taxes	11,502	(163)	31,884	4,137
Unrealized gain (loss) on net investment hedges, net of taxes	(1,916)	(607)	(5,220)	(1,040)
Unrealized actuarial gain (loss) related to pension liability, net of taxes	(19)	(33)	(58)	(59)
Unrealized gain (loss) on cash flow hedging instruments, net of taxes	1,326	(1,322)	1,462	(888)
Unrealized gain (loss) on postretirement obligation, net of taxes	(13)	61	(38)	34

Other comprehensive income (loss), net of taxes	10,880	(2,064)	28,030	2,184

Comprehensive income (loss)	$32,575	$19,206	$77,282	$46,546

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statement of Changes in Shareholders’ Equity

Nine Months Ended September 30, 2017

(Unaudited)

					Accumulated
	Common Stock				Other
	Shares		Additional	Retained	Comprehensive	Treasury
(in thousands)	Issued	Amount	Paid-in Capital	Earnings	Income (Loss)	Stock	Total
Balance at December 31, 2016	42,895	$429	$281,357	$518,611	$(67,027)	$(8,848)	$724,522
Cumulative effect of accounting change	-	-	232	(153)	-	-	79
Stock-based compensation expense	-	-	4,429	-	-	-	4,429
Issuance of common stock under equity award plans, net of shares withheld for employee taxes	250	3	(3,553)	-	-	(309)	(3,859)
Retirement of treasury stock	(250)	(3)	(3,194)	(3,831)	-	7,028	-
Comprehensive income (loss)	-	-	-	49,252	28,030	-	77,282

Balance at September 30, 2017	42,895	$429	$279,271	$563,879	$(38,997)	$(2,129)	$802,453

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2017	2016
Cash flows from operating activities:
Net income	$49,252	$44,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	41,778	36,208
Amortization of intangibles	15,774	14,144
Amortization of deferred grants	(550)	(659)
Impairment losses	5,071	-
Unrealized foreign currency transaction (gains) losses, net	(1,714)	(2,359)
Stock-based compensation expense	4,429	7,836
Deferred income tax provision (benefit)	7,395	(2,697)
Unrealized (gains) losses on financial instruments, net	126	547
Amortization of deferred loan fees	201	201
Imputed interest expense and fair value adjustments to contingent consideration	(529)	(2,082)
Other	173	(50)

Changes in assets and liabilities, net of acquisitions:
Receivables	(3,844)	(21,717)
Prepaid expenses	1,048	(1,049)
Other current assets	(4,523)	(2,562)
Deferred charges and other assets	(667)	(919)
Accounts payable	2,937	(391)
Income taxes receivable / payable	(7,285)	5,356
Accrued employee compensation and benefits	12,038	17,538
Other accrued expenses and current liabilities	(697)	7,304
Deferred revenue	2,476	5,231
Other long-term liabilities	(4,515)	1,127

Net cash provided by operating activities	118,374	105,369

Cash flows from investing activities:
Capital expenditures	(48,430)	(59,348)
Cash paid for business acquisitions, net of cash acquired	(9,075)	(205,324)
Net investment hedge settlement	(5,122)	10,339
Purchase of intangible assets	(4,825)	(10)
Investment in equity method investees	(5,012)	-
Other	6	(43)

Net cash (used for) investing activities	(72,458)	(254,386)

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Continued)

	Nine Months Ended September 30,
(in thousands)	2017	2016
Cash flows from financing activities:
Payments of long-term debt	-	(14,000)
Proceeds from issuance of long-term debt	-	216,000
Cash paid for repurchase of common stock	-	(4,117)
Proceeds from grants	139	151
Shares repurchased for tax withholding on equity awards	(3,859)	(4,916)
Payments of contingent consideration related to acquisitions	(4,760)	-

Net cash provided by (used for) financing activities	(8,480)	193,118

Effects of exchange rates on cash and cash equivalents	24,055	3,864

Net increase in cash and cash equivalents	61,491	47,965

Cash and cash equivalents – beginning	266,675	235,358

Cash and cash equivalents – ending	$328,166	$283,323

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$4,852	$2,680
Cash paid during period for income taxes	$21,169	$14,050

Non-cash transactions:
Property and equipment additions in accounts payable	$5,165	$7,070
Unrealized gain (loss) on postretirement obligation in accumulated other comprehensive income (loss)	$(38)	$34
Shares repurchased for tax withholding on equity awards included in current liabilities	$123	$-

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2017 and 2016

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

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2017. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as filed with the Securities and Exchange Commission (“SEC”) on March 1, 2017.

Principles of Consolidation — The condensed consolidated financial statements include the accounts of SYKES and its wholly-owned subsidiaries and controlled majority-owned subsidiaries. Investments in less than majority-owned subsidiaries in which the Company does not have a controlling interest, but does have significant influence, are accounted for as equity method investments. All intercompany transactions and balances have been eliminated in consolidation.

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

Investments in Equity Method Investees — The Company uses the equity method to account for investments in companies if the investment provides the ability to exercise significant influence, but not control, over operating and financial policies of the investee. The Company’s proportionate share of the net income or loss of an equity method investment is included in consolidated net income. Judgment regarding the level of influence over an equity method investment includes considering key factors such as the Company’s ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions.

The Company evaluates an equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. Factors considered by the Company when reviewing an equity method investment for impairment include the length of time (duration) and the extent (severity) to which the fair value of the equity method investment has been less than cost, the investee’s financial condition and near-term prospects, and the intent and ability to hold the investment for a period of time sufficient to allow for anticipated recovery. An impairment that is other-than-temporary is recognized in the period identified.

In July 2017, the Company made a strategic investment of $10.0 million in XSell Technologies, Inc. (“XSell”) for 32.8% of XSell’s preferred stock. The Company plans to incorporate XSell’s machine learning and artificial intelligence algorithms into its business. The Company believes this will increase the sales performance of its agents, to drive revenue for its clients, improve the experience of the Company’s clients’ end customers and enhance brand loyalty, reduce the cost of customer care and leverage analytics and machine learning to source the best agents and improve their performance.

The Company’s investment in XSell of $10.0 million was included in “Other assets” in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2017. The Company paid $5.0 million in July 2017 with the remaining $5.0 million included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2017. The Company’s proportionate share of XSell’s income (loss) of less than $(0.1) million was included in “Other income (expense), net” in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017.

Customer-Acquisition Advertising Costs — The Company utilizes direct-response advertising, the primary purpose of which is to elicit purchases from its clients’ customers. These costs are capitalized when they are expected to result in probable future benefits and are amortized over the period during which future benefits are expected to be received, which is generally less than one month. All other advertising costs are expensed as incurred. As of September 30, 2017 and December 31, 2016, the Company had $0.1 million and less than $0.1 million of capitalized direct-response advertising costs included in “Prepaid expenses” in the accompanying Condensed Consolidated Balance Sheets, respectively. Total advertising costs included in “Direct salaries and related costs” in the accompanying Condensed Consolidated Income Statements for the three months ended September 30, 2017 and 2016 were $9.2 million and $9.8 million, respectively, and $27.6 million and $17.8 million for the nine months ended September 30, 2017 and 2016, respectively. Total advertising costs included in “General and administrative” in the accompanying Condensed Consolidated Income Statements for the three and nine months ended September 30, 2017 were less than $0.1 million and $0.1 million, respectively (none in 2016).

Reclassifications — Certain balances in the prior period have been reclassified to conform to current period presentation.

New Accounting Standards Not Yet Adopted

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The amendments in ASU 2014-09 outline a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and indicate that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this, an entity should identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date (“ASU 2015-14”). In 2016, the FASB issued additional ASUs that are also part of the overall new revenue guidance included in Accounting Standards Codification (“ASC”) Topic 606. ASU 2014-09 and the related subsequent amendments are referred to herein as “ASC 606.” The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that period. An entity should apply the amendments using either the full retrospective approach or retrospectively with a cumulative effect of initially applying the amendments recognized at the date of initial application.

The Company’s implementation team has completed its evaluation of the Company’s revenue streams, analyzed the Company’s contracts to identify key provisions impacted by ASC 606, assessed the applicable accounting, and reviewed existing accounting policies and internal controls. The Company is in the process of implementing appropriate changes to its business processes, systems and controls to support recognition and disclosure under ASC 606. The Company will adopt ASC 606 using the modified retrospective approach applied to those contracts which were not completed as of January 1, 2018. The adoption will result in a cumulative effect adjustment to opening retained earnings as of January 1, 2018, primarily related to deferred revenue associated with the Company’s customer engagement solutions and services. The adoption of these amendments will require expanded qualitative and quantitative disclosures about the Company’s contracts with its customers. Based on the results of its assessment, the Company does not expect the adoption of ASC 606 on January 1, 2018 to have a material impact on its timing of recognition of revenue, financial condition, results of operations and cash flows.

The impact to the Company’s results is not expected to be material because the analysis of its contracts under ASC 606 supports the recognition of revenue over time under the output method for the majority of its contracts, which is consistent with the Company’s current revenue recognition model. Revenue from the majority of the Company’s contracts will continue to be recognized over time because of the continuous transfer of control to the customer. In addition, the number of the Company’s performance obligations, which are classified as stand-ready performance obligations under ASC 606, is not materially different from those under the existing standard. Lastly, the accounting for the estimate of variable consideration is not expected to be materially different compared to the Company’s current practice. The immaterial changes as a result of the Company’s adoption of ASC 606 relate to changes in estimating variable consideration with respect to penalty and holdback provisions for failure to meet specified minimum service levels and other performance-based contingencies, as well as the change in timing of revenue recognition associated with certain customer contracts that provide additional fees upon renewal.

Financial Instruments

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

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). These amendments require the recognition of lease assets and lease liabilities on the balance sheet by lessees for those leases currently classified as operating leases under ASC 840, Leases. These amendments also require qualitative disclosures along with specific quantitative disclosures. These amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Entities are required to apply the amendments at the beginning of the earliest period presented using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, and there are certain optional practical expedients that an entity may elect to apply. The Company expects the adoption of ASU 2016-02 to result in a material increase in the assets and liabilities on the consolidated balance sheets due to the amount of the Company’s lease commitments. However, the amendments will likely have an insignificant impact on the Company’s consolidated statements of income. The Company is continuing to evaluate the magnitude of the impact and related disclosures, as well as the timing and method of adoption, with respect to the optional practical expedients.

Financial Instruments – Credit Losses

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

Statement of Cash Flows

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). These amendments clarify the presentation of cash receipts and payments in eight specific situations. These amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. These amendments will be applied using a retrospective transition method to each period presented. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016-15 to materially impact its cash flows.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) – Restricted Cash (A Consensus of the FASB Emerging Issues Task Force (“ASU 2016-18”). These amendments clarify how entities should present restricted cash and restricted cash equivalents in the statement of cash flows, requiring entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. These amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. These amendments will be applied using a retrospective transition method to each period presented. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016-18 to materially impact its cash flows.

Income Taxes

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

Business Combinations

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

Retirement Benefits

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

Derivatives and Hedging

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815) – Targeted Improvements to Accounting for Hedge Activities (“ASU 2017-12”). These amendments help simplify certain aspects of hedge accounting and better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. For cash flow and net investment hedges as of the adoption date, the guidance requires a modified retrospective approach. The amended presentation and disclosure guidance is required only prospectively. These amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early application permitted in any interim period after issuance of this update. The Company is currently evaluating the accounting, transition and disclosure requirements to determine the impact ASU 2017-12 may have on its financial condition, results of operations, cash flows and disclosures.

New Accounting Standards Recently Adopted

Goodwill

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). These amendments simplify the test for goodwill impairment by eliminating Step 2 from the impairment test, which required the entity to perform procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining fair value of assets acquired and liabilities assumed in a business combination. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. These amendments are effective for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. These amendments will be applied on a prospective basis, with early adoption permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The early adoption of ASU 2017-04 on July 31, 2017 did not have a material impact on the financial condition, results of operations and cash flows of the Company.

Stock Compensation

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

As a result of the adoption of ASU 2016-09, the Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2016 was adjusted as follows: a $2.1 million increase to net cash provided by operating activities and a $2.1 million decrease to net cash provided by financing activities. Additionally, the Condensed Consolidated Statement of Changes in Shareholders’ Equity for the nine months ended September 30, 2017 reflects a cumulative effect of accounting change of $0.2 million to “Additional paid-in capital” and $(0.2) million to “Retained earnings” related to the change in accounting for forfeitures.

Derivatives and Hedging

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

Approximately $2.6 million of the purchase price was placed in an escrow account as security for the indemnification obligations of Clearlink’s members under the merger agreement. The escrow was released pursuant to the terms of the escrow agreement, but the Company subsequently asserted a claim of approximately $0.4 million against the Clearlink members. This claim has been resolved by the parties for $0.2 million, which is due to the Company prior to December 31, 2017.

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

The following table presents the Company’s purchased intangible assets as of April 1, 2016, the Clearlink acquisition date (in thousands):

	Amount Assigned	Weighted Average Amortization Period (years)
Customer relationships	$63,800	13
Trade name	2,400	7
Non-compete agreements	1,800	3
Proprietary software	700	5
Indefinite-lived domain names	52,700	N/A

	$121,400	7

The amount of Clearlink’s revenues and net income since the April 1, 2016 acquisition date, included in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2016, were as follows (in thousands):

	For the Three Months Ended September 30, 2016	From April 1, 2016 Through September 30, 2016
Revenues	$45,494	$81,856

Net income	$3,942	$4,733

The following table presents the unaudited pro forma combined revenues and net earnings as if Clearlink had been included in the consolidated results of the Company for the entire three and nine month periods ended September 30, 2016. The pro forma financial information is not indicative of the results of operations that would have been achieved if the acquisition and related borrowings had taken place on January 1, 2016 (in thousands):

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Revenues	$385,743	$1,104,720

Net income	$21,277	$47,172

Net income per common share:
Basic	$0.51	$1.13
Diluted	$0.50	$1.12

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

Merger and integration costs associated with Clearlink included in “General and administrative” costs in the accompanying Condensed Consolidated Statement of Operations were as follows (none in 2017) (in thousands):

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Severance costs:
Americas	$162	$162

Transaction and integration costs:
Americas	-	29
Other	39	4,415

	39	4,444

	$201	$4,606

Note 3. Costs Associated with Exit or Disposal Activities

During 2011 and 2010, the Company announced several initiatives to streamline excess capacity through targeted seat reductions in the Americas (“Exit Plans”) in an on-going effort to manage and optimize capacity utilization. These Americas’ Exit Plans included, but were not limited to, closing customer engagement centers in the Philippines and consolidating leased space in various locations in the U.S.

The Company paid $8.1 million in cash through December 31, 2016 under these Exit Plans for lease obligations and facility exit costs. As of December 31, 2016, there were no remaining outstanding liabilities related to the Exit Plans.

The following table summarizes the accrued liability associated with the Exit Plans’ exit and disposal activities and related charges for the three and nine months ended September 30, 2016 (none in 2017) (in thousands):

	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2016
Beginning accrual	$319	$733
Cash payments	(211)	(625)

Ending accrual	$108	$108

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

●	Long-term debt — The carrying value of long-term debt approximates its estimated fair value.
●	Contingent consideration — The contingent consideration is recognized at fair value based on the discounted cash flow method.

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

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the requirements of ASC 820 consist of the following as of September 30, 2017 (in thousands):

			Fair Value Measurements at September 30, 2017 Using:
			Quoted Prices	Significant
			in Active	Other	Significant
			Markets For	Observable	Unobservable
		Balance at	Identical Assets	Inputs	Inputs
		September 30, 2017	Level (1)	Level (2)	Level (3)
Assets:
Foreign currency forward and option contracts	(1)	$815	$-	$815	$-
Embedded derivatives	(1)	41	-	-	41
Equity investments held in rabbi trust for the Deferred Compensation Plan	(2)	7,849	7,849	-	-
Debt investments held in rabbi trust for the Deferred Compensation Plan	(2)	3,427	3,427	-	-

		$12,132	$11,276	$815	$41

Liabilities:
Foreign currency forward and option contracts	(1)	$916	$-	$916	$-
Embedded derivatives	(1)	341	-	-	341
Contingent consideration	(3)	1,000	-	-	1,000

		$2,257	$-	$916	$1,341

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the requirements of ASC 820 consist of the following as of December 31, 2016 (in thousands):

			Fair Value Measurements at December 31, 2016 Using:
			Quoted Prices	Significant
			in Active	Other	Significant
			Markets For	Observable	Unobservable
		Balance at	Identical Assets	Inputs	Inputs
		December 31, 2016	Level (1)	Level (2)	Level (3)
Assets:
Foreign currency forward and option contracts	(1)	$3,921	$-	$3,921	$-
Embedded derivatives	(1)	12	-	-	12
Equity investments held in rabbi trust for the Deferred Compensation Plan	(2)	7,470	7,470	-	-
Debt investments held in rabbi trust for the Deferred Compensation Plan	(2)	1,944	1,944	-	-

		$13,347	$9,414	$3,921	$12

Liabilities:
Foreign currency forward and option contracts	(1)	$1,912	$-	$1,912	$-
Embedded derivatives	(1)	567	-	-	567
Contingent consideration	(3)	6,100	-	-	6,100

		$8,579	$-	$1,912	$6,667

(1) See Note 6, Financial Derivatives, for the classification in the accompanying Condensed Consolidated Balance Sheets.

(2) Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheets. See Note 7, Investments Held in Rabbi Trust.

(3) Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheets.

Reconciliations of Fair Value Measurements Categorized within Level 3 of the Fair Value Hierarchy

Embedded Derivatives in Lease Agreements

A rollforward of the net asset (liability) activity in the Company’s fair value of the embedded derivatives is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Balance at the beginning of the period	$(171)	$43	$(555)	$-
Gains (losses) recognized in “Other income (expense), net”	(193)	131	122	176
Settlements	66	(2)	134	(5)
Effect of foreign currency	(2)	4	(1)	5

Balance at the end of the period	$(300)	$176	$(300)	$176

Change in unrealized gains (losses) included in “Other income (expense), net” related to embedded derivatives held at the end of the period	$(193)	$131	$122	$176

Contingent Consideration

A rollforward of the activity in the Company’s fair value of the contingent consideration (liability) is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Balance at the beginning of the period	$(1,127)	$(9,696)	$(6,100)	$(6,280)
Acquisition (1)	-	-	-	(2,779)
Imputed interest	(8)	(207)	(76)	(716)
Fair value gain (loss) adjustments (2)	(96)	2,798	605	2,798
Settlements	232	-	4,760	-
Effect of foreign currency	(1)	(87)	(189)	(215)

Balance at the end of the period	$(1,000)	$(7,192)	$(1,000)	$(7,192)

Change in unrealized gains (losses) included in “General and administrative” related to contingent consideration outstanding at the end of the period	$-	$2,755	$-	$2,755

(1) Liability acquired as part of the Clearlink acquisition on April 1, 2016. See Note 2, Acquisitions.

(2) Included in “General and administrative” costs in the accompanying Consolidated Statements of Operations.

The Company recorded a fair value loss of $0.1 million and a net fair value gain of $0.6 million in “General and administrative” during the three and nine months ended September 30, 2017, respectively, to the Clearlink contingent consideration related to settlements and changes in the probability of achievement of certain revenue targets.

The Company recorded a fair value gain of $2.6 million to the Qelp contingent consideration in “General and administrative” during the three and nine months ended September 30, 2016 due to the execution of an addendum to the Qelp purchase agreement, subject to which the Company agreed to pay the sellers EUR 4.0 million by June 30, 2017. The Company paid $4.4 million in May 2017 to settle the outstanding contingent consideration obligation. During the three and nine months ended September 30, 2016, the Company recorded a fair value gain of $0.2 million in “General and administrative” to the Clearlink contingent consideration due to changes in the probability of achievement of certain revenue targets.

The Company accretes interest expense each period using the effective interest method until the contingent consideration reaches the estimated remaining future value of $1.0 million. Interest expense related to the contingent consideration is included in “Interest (expense)” in the accompanying Condensed Consolidated Statements of Operations.

Non-Recurring Fair Value

Certain assets, under certain conditions, are measured at fair value on a nonrecurring basis utilizing Level 3 inputs, including goodwill, other intangible assets, other long-lived assets and equity method investments. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if these assets were determined to be impaired. The adjusted carrying values for assets measured at fair value on a nonrecurring basis (no liabilities) subject to the requirements of ASC 820 were not material at September 30, 2017 and December 31, 2016.

The following table summarizes the total impairment losses related to nonrecurring fair value measurements of certain assets (no liabilities) subject to the requirements of ASC 820 (in thousands) (none in 2016):

	Total Impairment (Loss)
	Three Months Ended	Nine Months Ended
	2017	2017
Americas:
Property and equipment, net	$(680)	$(5,071)

As a result of the consolidation of leased space in the U.S., the Company recorded an impairment charge of $0.7 million during the three and nine months ended September 30, 2017 related to leasehold improvements which were not recoverable and equipment, furniture and fixtures that could not be redeployed to other locations.

In connection with the closure of an under-utilized customer contact management center in the U.S., the Company recorded an impairment charge of $4.2 million during the nine months ended September 30, 2017 related to leasehold improvements which were not recoverable and equipment, furniture and fixtures that could not be redeployed to other locations. The Company also recorded an impairment charge of $0.2 million related to the write-down of a vacant and unused parcel of land in the U.S. to its estimated fair value during the nine months ended September 30, 2017.

Note 5. Goodwill and Intangible Assets

Intangible Assets

The following table presents the Company’s purchased intangible assets as of September 30, 2017 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Intangible assets subject to amortization:
Customer relationships	$170,925	$(90,596)	$80,329	10
Trade names and trademarks	14,137	(8,367)	5,770	7
Non-compete agreements	1,820	(901)	919	3
Content library	533	(533)	-	2
Proprietary software	1,550	(1,060)	490	3
Intangible assets not subject to amortization:
Domain names	58,035	-	58,035	N/A

	$247,000	$(101,457)	$145,543	6

The following table presents the Company’s purchased intangible assets as of December 31, 2016 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Intangible assets subject to amortization:
Customer relationships	$166,634	$(75,364)	$91,270	10
Trade names and trademarks	14,095	(7,083)	7,012	7
Non-compete agreements	2,993	(1,643)	1,350	2
Content library	475	(357)	118	2
Proprietary software	1,550	(955)	595	3
Favorable lease agreement	449	(449)	-	2
Intangible assets not subject to amortization:
Domain names	52,710	-	52,710	N/A

	$238,906	$(85,851)	$153,055	6

The Company’s estimated future amortization expense for the succeeding years relating to the purchased intangible assets resulting from acquisitions completed prior to September 30, 2017, is as follows (in thousands):

Years Ending December 31,	Amount
2017 (remaining three months)	$5,464
2018	15,126
2019	14,067
2020	11,380
2021	6,816
2022	5,723
2023 and thereafter	28,932

Goodwill

Changes in goodwill for the nine months ended September 30, 2017 consist of the following (in thousands):

	January 1, 2017	Acquisition	Effect of Foreign Currency	September 30, 2017
Americas	$255,842	$410	$2,132	$258,384
EMEA	9,562	-	1,082	10,644

	$265,404	$410	$3,214	$269,028

Changes in goodwill for the year ended December 31, 2016 consist of the following (in thousands):

	January 1, 2016	Acquisition (1)	Effect of Foreign Currency	December 31, 2016
Americas	$186,049	$70,563	$(770)	$255,842
EMEA	9,684	-	(122)	9,562

	$195,733	$70,563	$(892)	$265,404

(1) See Note 2, Acquisitions, for further information.

The Company performs its annual goodwill impairment test during the third quarter, or more frequently if indicators of impairment exist.

For the annual goodwill impairment test, the Company elected to forgo the option to first assess qualitative factors and performed its annual quantitative goodwill impairment test as of July 31, 2017. Under ASC 350, the carrying value of assets is calculated at the reporting unit level. The quantitative assessment of goodwill includes comparing a reporting unit’s calculated fair value to its carrying value. The calculation of fair value requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth, the useful life over which cash flows will occur and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. If the fair value of the reporting unit is less than its carrying value, goodwill is considered impaired and an impairment loss is recognized for the amount by which the carrying value exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit.

The process of evaluating the fair value of the reporting units is highly subjective and requires significant judgment and estimates as the reporting units operate in a number of markets and geographical regions. The Company considered the income and market approaches to determine its best estimates of fair value which incorporated the following significant assumptions:

●	Revenue projections, including revenue growth during the forecast periods;
●	EBITDA margin projections over the forecast periods;
●	Estimated income tax rates;
●	Estimated capital expenditures; and
●	Discount rates based on various inputs, including the risks associated with the specific reporting units as well as their revenue growth and EBITDA margin assumptions.

As of July 31, 2017, the Company concluded that goodwill was not impaired for all six of its reporting units with goodwill, based on generally accepted valuation techniques and the significant assumptions outlined above. While the fair values of four of the six reporting units were substantially in excess of their carrying value, the Qelp and Clearlink reporting units’ fair value exceeded the respective carrying value, although not substantially.

The Qelp and Clearlink reporting units are at risk of future impairment if projected operating results are not met or other inputs into the fair value measurement change. However, as of September 30, 2017, there were no indicators of impairment related to Qelp’s $10.6 million of goodwill or Clearlink’s $71.0 million of goodwill.

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

The deferred gains (losses) and related taxes on the Company’s cash flow hedges recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) in the accompanying Condensed Consolidated Balance Sheets are as follows (in thousands):

	September 30, 2017	December 31, 2016
Deferred gains (losses) in AOCI	$(761)	$(2,295)
Tax on deferred gains (losses) in AOCI	(2)	69

Deferred gains (losses) in AOCI, net of taxes	$(763)	$(2,226)

Deferred gains (losses) expected to be reclassified to “Revenues” from AOCI during the next twelve months	$(757)

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

The Company had the following outstanding foreign currency forward contracts and options, and embedded derivatives (in thousands):

	As of September 30, 2017		As of December 31, 2016
Contract Type	Notional Amount in USD	Settle Through Date	Notional Amount in USD	Settle Through Date
Cash flow hedges:
Options:
US Dollars/Philippine Pesos	$39,000	September 2018	$51,000	December 2017

Forwards:
US Dollars/Philippine Pesos	3,000	June 2018	-	-
US Dollars/Costa Rican Colones	64,000	December 2018	45,500	December 2017
Euros/Hungarian Forints	709	December 2017	-	-
Euros/Romanian Leis	1,981	December 2017	-	-

Net investment hedges:
Forwards:
Euros/US Dollar	-	-	76,933	September 2017

Non-designated hedges:
Forwards	27,468	December 2017	55,614	March 2017
Embedded derivatives	13,752	April 2030	13,234	April 2030

Master netting agreements exist with each respective counterparty to reduce credit risk by permitting net settlement of derivative positions. In the event of default by the Company or one of its counterparties, these agreements include a set-off clause that provides the non-defaulting party the right to net settle all derivative transactions, regardless of the currency and settlement date. The maximum amount of loss due to credit risk that, based on gross fair value, the Company would incur if parties to the derivative transactions that make up the concentration failed to perform according to the terms of the contracts was $0.8 million and $3.9 million as of September 30, 2017 and December 31, 2016, respectively. After consideration of these netting arrangements and offsetting positions by counterparty, the total net settlement amount as it relates to these positions are asset positions of $0.7 million and $3.6 million as of September 30, 2017 and December 31, 2016, respectively, and liability positions of $0.8 million and $1.6 million as of September 30, 2017 and December 31, 2016, respectively.

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

The following tables present the fair value of the Company’s derivative instruments included in the accompanying Condensed Consolidated Balance Sheets (in thousands):

	Derivative Assets
	September 30, 2017	December 31, 2016
	Fair Value	Fair Value
Derivatives designated as cash flow hedging instruments under ASC 815:

Foreign currency forward and option contracts (1)	$538	$-
Foreign currency forward and option contracts (2)	4	-

	542	-

Derivatives designated as net investment hedging instruments under ASC 815:

Foreign currency forward contracts (1)	-	3,230

	542	3,230

Derivatives not designated as hedging instruments under ASC 815:

Foreign currency forward contracts (1)	273	691
Embedded derivatives (1)	8	8
Embedded derivatives (2)	33	4

Total derivative assets	$856	$3,933

	Derivative Liabilities
	September 30, 2017	December 31, 2016
	Fair Value	Fair Value

Derivatives designated as cash flow hedging instruments under ASC 815:

Foreign currency forward and option contracts (3)	$908	$1,806
Foreign currency forward and option contracts (4)	8	-

	916	1,806
Derivatives not designated as hedging instruments under ASC 815:

Foreign currency forward contracts (3)	-	106
Embedded derivatives (3)	167	174
Embedded derivatives (4)	174	393

Total derivative liabilities	$1,257	$2,479

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

(4) Included in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets.

The following tables present the effect of the Company’s derivative instruments included in the accompanying Condensed Consolidated Financial Statements for the three months ended September 30, 2017 and 2016 (in thousands):

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Gain (Loss) Reclassified From AOCI Into “Revenues” (Effective Portion)		Gain (Loss) Recognized in “Revenues” on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	September 30,		September 30,		September 30,
	2017	2016	2017	2016	2017	2016
Derivatives designated as cash flow hedging instruments under ASC 815:

Foreign currency forward and option contracts	$585	$(1,274)	$(766)	$127	$-	$-

Derivatives designated as net investment hedging instruments under ASC 815:

Foreign currency forward contracts	(2,979)	(979)	-	-	-	-

	$(2,394)	$(2,253)	$(766)	$127	$-	$-

	Gain (Loss) Recognized in “Other income (expense), net” on Derivatives
	Three Months Ended September 30,
	2017	2016
Derivatives not designated as hedging instruments under ASC 815:

Foreign currency forward contracts	$(252)	$240
Embedded derivatives	(193)	(130)

	$(445)	$110

The following tables present the effect of the Company’s derivative instruments included in the accompanying Condensed Consolidated Financial Statements for the nine months ended September 30, 2017 and 2016 (in thousands):

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Gain (Loss) Reclassified From AOCI Into “Revenues” (Effective Portion)		Gain (Loss) Recognized in “Revenues” on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	September 30,		September 30,		September 30,
	2017	2016	2017	2016	2017	2016
Derivatives designated as cash flow hedging instruments under ASC 815:

Foreign currency forward and option contracts	$(881)	$(843)	$(2,346)	$77	$-	$-

Derivatives designated as net investment hedging instruments under ASC 815:

Foreign currency forward contracts	(8,352)	(1,677)	-	-	-	-

	$(9,233)	$(2,520)	$(2,346)	$77	$-	$-

	Gain (Loss) Recognized in “Other income (expense), net” on Derivatives
	Nine Months Ended September 30,
	2017	2016
Derivatives not designated as hedging instruments under ASC 815:

Foreign currency forward contracts	$(170)	$1,610
Embedded derivatives	122	(176)

	$(48)	$1,434

Note 7. Investments Held in Rabbi Trust

The Company’s investments held in rabbi trust, classified as trading securities and included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheets, at fair value, consist of the following (in thousands):

	September 30, 2017		December 31, 2016
	Cost	Fair Value	Cost	Fair Value
Mutual funds	$8,017	$11,276	$7,257	$9,414

The mutual funds held in rabbi trust were 70% equity-based and 30% debt-based as of September 30, 2017. Net investment income (losses), included in “Other income (expense), net” in the accompanying Condensed Consolidated Statements of Operations consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net realized gains (losses) from sale of trading securities	$13	$-	$162	$-
Dividend and interest income	28	7	67	26
Net unrealized holding gains (losses)	401	317	943	471

Net investment income (losses)	$442	$324	$1,172	$497

Note 8. Deferred Revenue

Deferred revenue consists of the following (in thousands):

	September 30, 2017	December 31, 2016
Future service	$30,949	$27,116
Estimated potential penalties and holdbacks	6,879	6,593
Estimated chargebacks	5,502	5,027

	$43,330	$38,736

Note 9. Deferred Grants

Deferred grants, net of accumulated amortization, consist of the following (in thousands):

	September 30, 2017	December 31, 2016
Property grants	$2,970	$3,353
Lease grants	525	502
Employment grants	45	67

Total deferred grants	3,540	3,922
Less: Lease grants - short-term (1)	(114)	(94)
Less: Employment grants - short-term (1)	(45)	(67)

Total long-term deferred grants	$3,381	$3,761

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

The 2015 Credit Agreement matures on May 12, 2020, and had outstanding borrowings of $267.0 million at both September 30, 2017 and December 31, 2016, included in “Long-term debt” in the accompanying Condensed Consolidated Balance Sheets.

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

The following table presents information related to our credit agreements (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Average daily utilization	$267,000	$272,000	$267,000	$207,161

Interest expense, including commitment fee (1)	$1,772	$1,171	$4,815	$2,625

Weighted average interest rate (2)	2.6%	1.7%	2.4%	1.8%

(1) Excludes the amortization of deferred loan fees.

(2) Includes the commitment fee.

Note 11. Accumulated Other Comprehensive Income (Loss)

The Company presents data in the Condensed Consolidated Statements of Changes in Shareholders’ Equity in accordance with ASC 220, Comprehensive Income (“ASC 220”). ASC 220 establishes rules for the reporting of comprehensive income (loss) and its components. The components of accumulated other comprehensive income (loss) consist of the following (in thousands):

	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedge	Unrealized Actuarial Gain (Loss) Related to Pension Liability	Unrealized Gain (Loss) on Cash Flow Hedging Instruments	Unrealized Gain (Loss) on Post Retirement Obligation	Total
Balance at January 1, 2016	$(58,601)	$4,170	$1,029	$(527)	$267	$(53,662)
Pre-tax amount	(13,832)	3,409	212	(2,313)	(9)	(12,533)
Tax (provision) benefit	-	(1,313)	(8)	72	-	(1,249)
Reclassification of (gain) loss to net income	-	-	(52)	527	(58)	417
Foreign currency translation	40	-	(56)	16	-	-

Balance at December 31, 2016	(72,393)	6,266	1,125	(2,225)	200	(67,027)
Pre-tax amount	31,922	(8,352)	-	(881)	(1)	22,688
Tax (provision) benefit	-	3,132	-	15	-	3,147
Reclassification of (gain) loss to net income	-	-	(31)	2,263	(37)	2,195
Foreign currency translation	(38)	-	(27)	65	-	-

Balance at September 30, 2017	$(40,509)	$1,046	$1,067	$(763)	$162	$(38,997)

The following table summarizes the amounts reclassified to net income from accumulated other comprehensive income (loss) and the associated line item in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Statements of Operations Location
	2017	2016	2017	2016
Actuarial Gain (Loss) Related to Pension Liability: (1)
Pre-tax amount	$10	$10	$31	$32	Direct salaries and related costs
Tax (provision) benefit	-	-	-	-	Income taxes

Reclassification to net income	10	10	31	32

Gain (Loss) on Cash Flow Hedging Instruments: (2)
Pre-tax amount	(766)	127	(2,346)	77	Revenues
Tax (provision) benefit	25	(17)	83	5	Income taxes

Reclassification to net income	(741)	110	(2,263)	82

Gain (Loss) on Post Retirement Obligation: (1),(3)
Reclassification to net income	12	13	37	40	General and administrative

Total reclassification of gain (loss) to net income	$(719)	$133	$(2,195)	$154

(1) See Note 15, Defined Benefit Pension Plan and Postretirement Benefits, for further information.

(2) See Note 6, Financial Derivatives, for further information.

(3) No related tax (provision) benefit.

As discussed in Note 12, Income Taxes, earnings associated with the Company’s investments in its foreign subsidiaries are considered to be indefinitely reinvested and no provision for income taxes on those earnings or translation adjustments have been provided.

Note 12. Income Taxes

The Company’s effective tax rate was 11.2% and 27.2% for the three months ended September 30, 2017 and 2016, respectively. The decrease in the effective tax rates is due to several significant factors, including the recognition of a $0.8 million previously unrecognized tax benefit, inclusive of penalties and interest, arising from a favorable tax audit settlement and statute of limitation expirations. Additionally, the Company recognized a $0.8 million benefit related to the increase in anticipated tax credits and reductions in estimated non-deferred foreign income, as well as a $0.3 million benefit for the release of a valuation allowance where it is more likely than not that the benefit will be realized. The decrease in the effective tax rate was also significantly affected by shifts in earnings among the various jurisdictions in which the Company operates. Several additional factors, none of which are individually material, also impacted the rate. The difference between the Company’s effective tax rate as compared to the U.S. statutory federal income tax rate of 35.0% was primarily due to the aforementioned factors as well as the recognition of tax benefits resulting from foreign tax rate differentials, income earned in certain tax holiday jurisdictions and tax credits, partially offset by the tax impact of permanent differences and foreign withholding taxes.

The Company’s effective tax rate was 18.1% and 28.9% for the nine months ended September 30, 2017 and 2016, respectively. The decrease in the effective tax rates is due to several significant factors, including the recognition of $2.0 million of previously unrecognized tax benefits, inclusive of penalties and interest, of which $1.2 million arose from the effective settlement of the Canadian Revenue Agency audit and $0.8 million arose from other favorable audit settlements and statute of limitation expirations. Additionally, the Company recognized a $0.8 million benefit related to the increase in anticipated tax credits and reductions in estimated non-deferred foreign income, as well as a $0.3 million benefit for the release of a valuation allowance where it is more likely than not that the benefit will be realized. The Company also recognized a $0.9 million tax benefit resulting from the adoption of ASU 2016-09 on January 1, 2017. The decrease in the effective tax rate was also significantly affected by shifts in earnings among the various jurisdictions in which the Company operates. Several additional factors, none of which are individually material, also impacted the rate. The difference between the Company’s effective tax rate as compared to the U.S. statutory federal income tax rate of 35.0% was primarily due to the aforementioned factors as well as the recognition of tax benefits resulting from foreign tax rate differentials, income earned in certain tax holiday jurisdictions and tax credits, partially offset by the tax impact of permanent differences and foreign withholding taxes.

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

The Company received assessments for the Canadian 2003-2009 audit. Requests for Competent Authority Assistance were filed with both the Canadian Revenue Agency and the U.S. Internal Revenue Service and the Company paid mandatory security deposits to Canada as part of this process. The total amount of the deposits was $13.8 million as of December 31, 2016 (none at September 30, 2017) and was included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet. As of June 30, 2017, the Company determined that all material aspects of the Canadian audit were effectively settled pursuant to ASC 740. As a result, the Company recognized a net income tax benefit of $1.2 million and the deposits were applied against the anticipated liability.

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

The numbers of shares used in the earnings per share computation are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic:
Weighted average common shares outstanding	41,879	41,938	41,800	41,873
Diluted:
Dilutive effect of stock appreciation rights, restricted stock, restricted stock units and shares held in rabbi trust	154	286	206	360

Total weighted average diluted shares outstanding	42,033	42,224	42,006	42,233

Anti-dilutive shares excluded from the diluted earnings per share calculation	14	23	16	22

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

The shares repurchased under the Company’s share repurchase program were as follows (in thousands, except per share amounts) (none in 2017):

Total Number of Shares Repurchased		Range of Prices Paid Per Share		Total Cost of Shares Repurchased
		Low	High
Three Months Ended:
September 30, 2016	140	$29.27	$30.00	$4,117
Nine Months Ended:
September 30, 2016	140	$29.27	$30.00	$4,117

Note 14. Commitments and Loss Contingency

Commitments

During the nine months ended September 30, 2017, the Company entered into several leases in the ordinary course of business. The following is a schedule of future minimum rental payments required under operating leases that have noncancelable lease terms as of September 30, 2017, including the impact of the leases assumed in connection with the Telecommunications Asset acquisition (in thousands):

Amount
2017 (remaining three months)	$1,560
2018	7,645
2019	7,271
2020	7,474
2021	7,631
2022	6,940
2023 and thereafter	18,437

Total minimum payments required	$56,958

During the nine months ended September 30, 2017, the Company entered into agreements with third-party vendors in the ordinary course of business whereby the Company committed to purchase goods and services used in its normal operations. These agreements generally are not cancelable, range from one to five year periods and may contain fixed or minimum annual commitments. Certain of these agreements allow for renegotiation of the minimum annual commitments. The following is a schedule of the future minimum purchases remaining under the agreements as of September 30, 2017 (in thousands):

Amount
2017 (remaining three months)	$6,646
2018	20,021
2019	12,994
2020	5,727
2021	-
2022	-
2023 and thereafter	-

Total minimum payments required	$45,388

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

As part of the April 2016 Clearlink acquisition, the Company assumed contingent consideration liabilities related to four separate acquisitions made by Clearlink in 2015 and 2016, prior to the Merger. The fair value of the contingent consideration related to these previous acquisitions was $2.8 million as of April 1, 2016 and was based on achieving targets primarily tied to revenues for varying periods of time during 2016 and 2017. As of September 30, 2017, the fair value of the remaining contingent consideration was $1.0 million, which was paid in October 2017.

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

Note 15. Defined Benefit Pension Plan and Postretirement Benefits

Defined Benefit Pension Plans

The following table provides information about the net periodic benefit cost for the Company’s pension plans (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Service cost	$118	$112	$371	$350
Interest cost	46	42	144	131
Recognized actuarial (gains)	(10)	(10)	(31)	(32)

Net periodic benefit cost	$154	$144	$484	$449

Employee Retirement Savings Plans

The Company maintains a 401(k) plan covering defined employees who meet established eligibility requirements. Under the plan provisions, the Company matches 50% of participant contributions to a maximum matching amount of 2% of participant compensation. The Company’s contributions included in the accompanying Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
401(k) plan contributions	$484	$260	$1,104	$879

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

	September 30, 2017	December 31, 2016
Postretirement benefit obligation	$19	$27
Unrealized gains (losses) in AOCI (1)	162	200

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

Note 16. Stock-Based Compensation

The Company’s stock-based compensation plans include the 2011 Equity Incentive Plan, the Non-Employee Director Fee Plan and the Deferred Compensation Plan. The following table summarizes the stock-based compensation expense (primarily in the Americas), income tax benefits related to the stock-based compensation and excess tax benefits (deficiencies) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Stock-based compensation reversal (expense) (1)	$303	$(2,107)	$(4,429)	$(7,836)
Income tax benefit (expense) (2)	(161)	840	1,661	3,017
Excess tax benefit (deficiency) from stock-based compensation (3)	-	5	-	2,065

(1) Included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations.

(2) Included in “Income taxes” in the accompanying Condensed Consolidated Statements of Operations.

(3) Included in “Additional paid-in capital” in the accompanying Condensed Consolidated Statements of Changes in Shareholders’ Equity.

There were no capitalized stock-based compensation costs as of September 30, 2017 and December 31, 2016.

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

The following table summarizes the assumptions used to estimate the fair value of SARS granted:

	Nine Months Ended September 30,
	2017	2016
Expected volatility	19.3%	25.3%
Weighted-average volatility	19.3%	25.3%
Expected dividend rate	0.0%	0.0%
Expected term (in years)	5.0	5.0
Risk-free rate	1.9%	1.5%

The following table summarizes SARs activity as of September 30, 2017 and for the nine months then ended:

Stock Appreciation Rights	Shares (000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at January 1, 2017	633	$-
Granted	396	$-
Exercised	(196)	$-
Forfeited or expired	(70)	$-

Outstanding at September 30, 2017	763	$-	8.6	$915

Vested or expected to vest at September 30, 2017	763	$-	8.6	$915

Exercisable at September 30, 2017	163	$-	7.0	$658

The following table summarizes information regarding SARs granted and exercised (in thousands, except per SAR amounts):

	Nine Months Ended September 30,
	2017	2016
Number of SARs granted	396	323
Weighted average grant-date fair value per SAR	$6.24	$7.68
Intrinsic value of SARs exercised	$1,678	$1,691
Fair value of SARs vested	$1,846	$1,520

The following table summarizes nonvested SARs activity as of September 30, 2017 and for the nine months then ended:

Nonvested Stock Appreciation Rights	Shares (000s)	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2017	515	$7.76
Granted	396	$6.24
Vested	(241)	$7.69
Forfeited or expired	(70)	$6.93

Nonvested at September 30, 2017	600	$6.88

As of September 30, 2017, there was $3.1 million of total unrecognized compensation cost, net of actual forfeitures, related to nonvested SARs granted under the 2011 Plan. This cost is expected to be recognized over a weighted average period of 1.4 years.

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

The following table summarizes nonvested restricted shares/RSUs activity as of September 30, 2017 and for the nine months then ended:

Nonvested Restricted Shares and RSUs	Shares (000s)	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2017	1,136	$25.47
Granted	480	$29.42
Vested	(328)	$20.95
Forfeited or expired	(179)	$25.62

Nonvested at September 30, 2017	1,109	$28.50

The following table summarizes information regarding restricted shares/RSUs granted and vested (in thousands, except per restricted share/RSU amounts):

	Nine Months Ended September 30,
	2017	2016
Number of restricted shares/RSUs granted	480	451
Weighted average grant-date fair value per restricted share/RSU	$29.42	$30.32
Fair value of restricted shares/RSUs vested	$6,868	$6,785

As of September 30, 2017, there was $25.0 million of total unrecognized compensation cost, net of actual forfeitures, related to nonvested restricted shares/RSUs granted under the 2011 Plan. This cost is expected to be recognized over a weighted average period of 1.8 years.

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

The following table summarizes nonvested common stock share award activity as of September 30, 2017 and for the nine months then ended:

Nonvested Common Stock Share Awards	Shares (000s)	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2017	10	$28.69
Granted	24	$32.93
Vested	(20)	$31.14
Forfeited or expired	-	$-

Nonvested at September 30, 2017	14	$32.45

The following table summarizes information regarding common stock share awards granted and vested (in thousands, except per share award amounts):

	Nine Months Ended September 30,
	2017	2016
Number of share awards granted	24	32
Weighted average grant-date fair value per share award	$32.93	$29.04
Fair value of share awards vested	$640	$630

As of September 30, 2017, there was $0.4 million of total unrecognized compensation cost, net of actual forfeitures, related to nonvested common stock share awards granted under the Fee Plan. This cost is expected to be recognized over a weighted average period of less than one year.

Deferred Compensation Plan — The Company’s non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”), which is not shareholder-approved, was adopted by the Board effective December 17, 1998. It was last amended and restated on December 9, 2015, effective as of January 1, 2016, and was subsequently amended on May 18, 2016, effective as of June 30, 2016, August 17, 2016, effective as of January 1, 2017, May 25, 2017, effective as of July 1, 2017 and August 15, 2017, effective January 1, 2018. Eligibility is limited to a select group of key management and employees who are expected to receive an annualized base salary (which will not take into account bonuses or commissions) that exceeds the amount taken into account for purposes of determining highly compensated employees under Section 414(q) of the Internal Revenue Code of 1986 based on the current year’s base salary and applicable dollar amounts. The Deferred Compensation Plan provides participants with the ability to defer between 1% and 80% of their compensation (between 1% and 100% prior to June 30, 2016, the effective date of the first amendment) until the participant’s retirement, termination, disability or death, or a change in control of the Company. Using the Company’s common stock, the Company matches 50% of the amounts deferred by participants on a quarterly basis up to a total of $12,000 per year for the president, chief executive officer and executive vice presidents, $7,500 per year for senior vice presidents, global vice presidents and vice presidents, and, effective January 1, 2017, $5,000 per year for all other participants (there was no match for other participants prior to January 1, 2017, the effective date of the second amendment). Matching contributions and the associated earnings vest over a seven-year service period. Vesting will be accelerated in the event of the participant’s death or disability, a change in control or retirement (defined as separate from service after age 65). In the event of a distribution of benefits as a result of a change in control of the Company, the Company will increase the benefit by an amount sufficient to offset the income tax obligations created by the distribution of benefits. Deferred compensation amounts used to pay benefits, which are held in a rabbi trust, include investments in various mutual funds and shares of the Company’s common stock (see Note 7, Investments Held in Rabbi Trust).

As of September 30, 2017 and December 31, 2016, liabilities of $11.3 million and $9.4 million, respectively, of the Deferred Compensation Plan were recorded in “Accrued employee compensation and benefits” in the accompanying Condensed Consolidated Balance Sheets. Additionally, the Company’s common stock match associated with the Deferred Compensation Plan, with a carrying value of approximately $2.1 million and $1.8 million as of September 30, 2017 and December 31, 2016, respectively, is included in “Treasury stock” in the accompanying Condensed Consolidated Balance Sheets.

The following table summarizes nonvested common stock activity as of September 30, 2017 and for the nine months then ended:

Nonvested Common Stock	Shares (000s)	Weighted Average Grant- Date Fair Value
Nonvested at January 1, 2017	2	$22.77
Granted	12	$30.39
Vested	(10)	$29.42
Forfeited or expired	(1)	$29.81

Nonvested at September 30, 2017	3	$29.18

The following table summarizes information regarding shares of common stock granted and vested (in thousands, except per common stock amounts):

	Nine Months Ended September 30,
	2017	2016
Number of shares of common stock granted	12	8
Weighted average grant-date fair value per common stock	$30.39	$29.39
Fair value of common stock vested	$310	$241
Cash used to settle the obligation	$590	$359

As of September 30, 2017, there was $0.1 million of total unrecognized compensation cost, net of actual forfeitures, related to nonvested common stock granted under the Deferred Compensation Plan. This cost is expected to be recognized over a weighted average period of 3.7 years.

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

Information about the Company’s reportable segments is as follows (in thousands):

	Americas	EMEA	Other (1)	Consolidated
Three Months Ended September 30, 2017:
Revenues	$341,334	$65,957	$18	$407,309
Percentage of revenues	83.8%	16.2%	0.0%	100.0%

Depreciation, net	$12,064	$1,375	$788	$14,227
Amortization of intangibles	$5,081	$212	$-	$5,293

Income (loss) from operations	$35,896	$4,523	$(14,190)	$26,229
Total other income (expense), net			(1,788)	(1,788)
Income taxes			(2,746)	(2,746)

Net income				$21,695

Three Months Ended September 30, 2016:
Revenues	$326,013	$59,711	$19	$385,743
Percentage of revenues	84.5%	15.5%	0.0%	100.0%

Depreciation, net	$11,364	$1,124	$516	$13,004
Amortization of intangibles	$4,990	$264	$-	$5,254

Income (loss) from operations	$36,946	$7,391	$(14,666)	$29,671
Total other income (expense), net			(462)	(462)
Income taxes			(7,939)	(7,939)

Net income				$21,270

Nine Months Ended September 30, 2017:
Revenues	$977,136	$189,564	$61	$1,166,761
Percentage of revenues	83.8%	16.2%	0.0%	100.0%

Depreciation, net	$35,374	$3,815	$2,206	$41,395
Amortization of intangibles	$15,048	$726	$-	$15,774

Income (loss) from operations	$99,918	$12,266	$(48,651)	$63,533
Total other income (expense), net			(3,370)	(3,370)
Income taxes			(10,911)	(10,911)

Net income				$49,252

Nine Months Ended September 30, 2016:
Revenues	$893,300	$177,488	$103	$1,070,891
Percentage of revenues	83.4%	16.6%	0.0%	100.0%

Depreciation, net	$30,856	$3,450	$1,442	$35,748
Amortization of intangibles	$13,353	$791	$-	$14,144

Income (loss) from operations	$100,658	$13,697	$(51,012)	$63,343
Total other income (expense), net			(937)	(937)
Income taxes			(18,044)	(18,044)

Net income				$44,362

(1) Other items (including corporate and other costs, impairment costs, other income and expense, and income taxes) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the tables above for the three and nine months ended September 30, 2017 and 2016. Inter-segment revenues are not material to the Americas and EMEA segment results.

The Company’s reportable segments are evaluated regularly by its chief operating decision maker to decide how to allocate resources and assess performance. The chief operating decision maker evaluates performance based upon reportable segment revenue and income (loss) from operations. Because assets by segment are not reported to or used by the Company’s chief operating decision maker to allocate resources, or to assess performance, total assets by segment are not disclosed.

Note 18. Other Income (Expense)

Other income (expense), net consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Foreign currency transaction gains (losses)	$(77)	$778	$567	$3,534
Gains (losses) on derivative instruments not designated as hedges	(445)	(110)	(48)	(1,434)
Other miscellaneous income (expense)	586	313	1,228	501

	$64	$981	$1,747	$2,601

Note 19. Related Party Transactions

In January 2008, the Company entered into a lease for a customer engagement center located in Kingstree, South Carolina. The landlord, Kingstree Office One, LLC, is an entity controlled by John H. Sykes, the founder, former Chairman and Chief Executive Officer of the Company and the father of Charles Sykes, President and Chief Executive Officer of the Company. The lease payments on the 20-year lease were negotiated at or below market rates, and the lease is cancellable at the option of the Company. There are penalties for early cancellation which decrease over time. The Company paid $0.1 million to the landlord during both the three months ended September 30, 2017 and 2016, and $0.3 million during both the nine months ended September 30, 2017 and 2016 under the terms of the lease.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sykes Enterprises, Incorporated

400 North Ashley Drive

Tampa, Florida

We have reviewed the accompanying condensed consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of September 30, 2017, and the related condensed consolidated statements of operations, and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2017 and 2016, of changes in shareholders’ equity for the nine-month period ended September 30, 2017, and of cash flows for the nine-month periods ended September 30, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.

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

November 9, 2017

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

Factors that could cause actual results to differ materially from what is expressed or forecasted in such forward-looking statements include, but are not limited to: (i) the impact of economic recessions in the U.S. and other parts of the world, (ii) fluctuations in global business conditions and the global economy, (iii) currency fluctuations, (iv) the timing of significant orders for our products and services, (v) variations in the terms and the elements of services offered under our standardized contract including those for future bundled service offerings, (vi) changes in applicable accounting principles or interpretations of such principles, (vii) difficulties or delays in implementing our bundled service offerings, (viii) failure to achieve sales, marketing and other objectives, (ix) construction delays of new or expansion of existing customer engagement centers, (x) delays in our ability to develop new products and services and market acceptance of new products and services, (xi) rapid technological change, (xii) loss or addition of significant clients, (xiii) political and country-specific risks inherent in conducting business abroad, (xiv) our ability to attract and retain key management personnel, (xv) our ability to continue the growth of our support service revenues through additional technical and customer engagement centers, (xvi) our ability to further penetrate into vertically integrated markets, (xvii) our ability to expand our global presence through strategic alliances and selective acquisitions, (xviii) our ability to continue to establish a competitive advantage through sophisticated technological capabilities, (xix) the ultimate outcome of any lawsuits, (xx) our ability to recognize deferred revenue through delivery of products or satisfactory performance of services, (xxi) our dependence on the trend toward outsourcing, (xxii) risk of interruption of technical and customer engagement center operations due to such factors as fire, earthquakes, inclement weather and other disasters, power failures, telecommunication failures, unauthorized intrusions, computer viruses and other emergencies, (xxiii) the existence of substantial competition, (xxiv) the early termination of contracts by clients, (xxv) the ability to obtain and maintain grants and other incentives (tax or otherwise), (xxvi) the potential of cost savings/synergies associated with acquisitions not being realized, or not being realized within the anticipated time period, (xxvii) risks related to the integration of the acquisitions and the impairment of any related goodwill, and (xxviii) other risk factors which are identified in our most recent Annual Report on Form 10-K, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Executive Summary

We provide comprehensive inbound customer engagement solutions and services to Global 2000 companies, primarily in the communications, financial services, healthcare, technology, transportation and leisure, retail and other industries. We serve our clients through two geographic operating regions: the Americas (United States, Canada, Latin America, Australia and the Asia Pacific Rim) and EMEA (Europe, the Middle East and Africa). Our Americas and EMEA regions primarily provide customer engagement services (with an emphasis on inbound technical support, digital marketing and demand generation, and customer service), which includes customer assistance, healthcare and roadside assistance, technical support, and product and service sales to our clients’ customers. These services, which represented 99.5% and 99.1% of consolidated revenues during the three months ended September 30, 2017 and 2016, respectively, and 99.5% and 99.1% of consolidated revenues during the nine months ended September 30, 2017 and 2016, respectively, are delivered through multiple communication channels including phone, e-mail, social media, text messaging, chat and digital self-service. We also provide various enterprise support services in the United States (“U.S.”) that include services for our clients’ internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, we also provide fulfillment services, which includes order processing, payment processing, inventory control, product delivery, and product returns handling. Our complete service offering helps our clients acquire, retain and increase the lifetime value of their customer relationships. We have developed an extensive global reach with customer engagement centers across six continents, including North America, South America, Europe, Asia, Australia and Africa. We deliver cost-effective solutions that enhance the customer service experience, promote stronger brand loyalty, and bring about high levels of performance and profitability.

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

Acquisition of Clearlink

In April 2016, we completed the acquisition of Clear Link Holdings LLC (“Clearlink”), to expand our suite of service offerings while creating differentiation in the marketplace, broadening our addressable market opportunity and extending executive level reach within our existing clients’ organizations. We refer to such acquisition herein as the “Clearlink acquisition.” The total purchase price of  $207.9 million was funded by borrowings under our existing credit facility. The results of operations of Clearlink have been reflected in the accompanying Condensed Consolidated Statements of Operations since April 1, 2016.

Results of Operations

The following table sets forth, for the periods indicated, the amounts presented in the accompanying Condensed Consolidated Statements of Operations as well as the change between the respective periods:

	Three Months Ended September 30,			Nine Months Ended September 30,
			2017			2017
(in thousands)	2017	2016	$ Change	2017	2016	$ Change
Revenues	$407,309	$385,743	$21,566	$1,166,761	$1,070,891	$95,870
Operating expenses:
Direct salaries and related costs	267,516	249,859	17,657	763,324	694,856	68,468
General and administrative	93,364	87,955	5,409	277,664	262,800	14,864
Depreciation, net	14,227	13,004	1,223	41,395	35,748	5,647
Amortization of intangibles	5,293	5,254	39	15,774	14,144	1,630
Impairment of long-lived assets	680	-	680	5,071	-	5,071

Total operating expenses	381,080	356,072	25,008	1,103,228	1,007,548	95,680

Income from operations	26,229	29,671	(3,442)	63,533	63,343	190

Other income (expense):
Interest income	169	135	34	468	429	39
Interest (expense)	(2,021)	(1,578)	(443)	(5,585)	(3,967)	(1,618)
Other income (expense), net	64	981	(917)	1,747	2,601	(854)
Total other income (expense), net	(1,788)	(462)	(1,326)	(3,370)	(937)	(2,433)

Income before income taxes	24,441	29,209	(4,768)	60,163	62,406	(2,243)
Income taxes	2,746	7,939	(5,193)	10,911	18,044	(7,133)

Net income	$21,695	$21,270	$425	$49,252	$44,362	$4,890

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016

Revenues

	Three Months Ended September 30,
	2017		2016
		% of		% of
(in thousands)	Amount	Revenues	Amount	Revenues	$ Change
Americas	$341,334	83.8%	$326,013	84.5%	$15,321
EMEA	65,957	16.2%	59,711	15.5%	6,246
Other	18	0.0%	19	0.0%	(1)

Consolidated	$407,309	100.0%	$385,743	100.0%	$21,566

Consolidated revenues increased $21.6 million, or 5.6%, for the three months ended September 30, 2017 from the comparable period in 2016.

The increase in Americas’ revenues was due to new clients of $23.4 million and higher volumes from existing clients of $0.2 million, partially offset by end-of-life client programs of $8.3 million. Revenues from our offshore operations represented 40.6% of Americas’ revenues, compared to 40.0% for the comparable period in 2016.

The increase in EMEA’s revenues was due to higher volumes from existing clients of $2.8 million, new clients of $2.7 million and a positive foreign currency impact of $1.6 million, partially offset by end-of-life client programs of $0.9 million.

On a consolidated basis, we had 52,400 brick-and-mortar seats as of September 30, 2017, an increase of 5,000 seats from the comparable period in 2016. Included in this seat count are 2,900 seats associated with the Telecommunications Asset acquisition. This increase in seats, net of the Telecommunications Asset acquisition additions, reflect seat additions to support higher projected demand. The capacity utilization rate on a combined basis was 71% compared to 75% in the comparable period in 2016. This decrease was primarily due to capacity additions related to the Telecommunications Asset acquisition with its seasonally low utilization rate, as well as capacity additions owing to higher projected demand and certain operational inefficiencies.

On a geographic segment basis, 45,200 seats were located in the Americas, an increase of 4,300 seats from the comparable period in 2016, and 7,200 seats were located in EMEA, an increase of 700 seats from the comparable period in 2016. Capacity utilization rates as of September 30, 2017 were 70% for the Americas and 80% for EMEA, compared to 75% and 78%, respectively, in the comparable period in 2016, with the decrease in utilization in the Americas primarily due to the aforementioned factors. As a result of the Telecommunications Asset acquisition, we expect to take further actions in streamlining our capacity footprint in the U.S. We strive to attain a capacity utilization rate of 85% at each of our locations.

Direct Salaries and Related Costs

	Three Months Ended September 30,
	2017		2016
		% of		% of		Change in % of
(in thousands)	Amount	Revenues	Amount	Revenues	$ Change	Revenues
Americas	$221,392	64.9%	$208,664	64.0%	$12,728	0.9%
EMEA	46,124	69.9%	41,195	69.0%	4,929	0.9%

Consolidated	$267,516	65.7%	$249,859	64.8%	$17,657	0.9%

The increase of $17.7 million in direct salaries and related costs included a positive foreign currency impact of $2.3 million in the Americas and a negative foreign currency impact of $1.4 million in EMEA.

The increase in Americas’ direct salaries and related costs, as a percentage of revenues, was primarily attributable to higher compensation costs of 1.7% driven by a decrease in agent productivity principally within the financial services and communications verticals in the current period, partially offset by lower communications costs of 0.3%, lower customer-acquisition advertising costs of 0.3% and lower other costs of 0.2%.

The increase in EMEA’s direct salaries and related costs, as a percentage of revenues, was primarily attributable to higher compensation costs of 1.7% driven by a decrease in agent productivity principally within the communications and technology verticals in the current period, higher rebillable costs of 0.3%, higher recruiting costs of 0.2% and higher other costs of 0.3%, partially offset by lower fulfillment materials costs of 1.6%.

General and Administrative

	Three Months Ended September 30,
	2017		2016
		% of		% of		Change in % of
(in thousands)	Amount	Revenues	Amount	Revenues	$ Change	Revenues
Americas	$66,221	19.4%	$64,049	19.6%	$2,172	-0.2%
EMEA	13,723	20.8%	9,737	16.3%	3,986	4.5%
Other	13,420	-	14,169	-	(749)	-

Consolidated	$93,364	22.9%	$87,955	22.8%	$5,409	0.1%

The increase of $5.4 million in general and administrative expenses included a positive foreign currency impact of $0.7 million in the Americas and a negative foreign currency impact of $0.2 million in EMEA.

The decrease in Americas’ general and administrative expenses, as a percentage of revenues, was primarily attributable to lower technology equipment and maintenance costs of 0.3% and a reduction in technology costs of 0.2% allocated from corporate, partially offset by higher software and maintenance costs of 0.2% and higher other costs of 0.1%.

The increase in EMEA’s general and administrative expenses, as a percentage of revenues, was primarily attributable to a gain on settlement of Qelp’s contingent consideration of 4.3% in the prior period and higher facility-related costs of 0.2%.

The decrease of $0.7 million in Other general and administrative expenses, which includes corporate and other costs, was primarily attributable to lower compensation costs of $2.6 million, partially offset by higher severance costs of $0.8 million, a reduction in technology costs of $0.5 million allocated to the Americas, higher legal and professional fees of $0.4 million and higher charitable contributions of $0.2 million.

Depreciation, Amortization and Impairment of Long-Lived Assets

	Three Months Ended September 30,
	2017		2016
		% of		% of		Change in % of
(in thousands)	Amount	Revenues	Amount	Revenues	$ Change	Revenues
Depreciation, net:
Americas	$12,064	3.5%	$11,364	3.5%	$700	0.0%
EMEA	1,375	2.1%	1,124	1.9%	251	0.2%
Other	788	-	516	-	272	-

Consolidated	$14,227	3.5%	$13,004	3.4%	$1,223	0.1%

Amortization of intangibles:
Americas	$5,081	1.5%	$4,990	1.5%	$91	0.0%
EMEA	212	0.3%	264	0.4%	(52)	-0.1%
Other	-	-	-	-	-	-

Consolidated	$5,293	1.3%	$5,254	1.4%	$39	-0.1%

Impairment of long-lived assets:
Americas	$680	0.2%	$-	0.0%	$680	0.2%
EMEA	-	0.0%	-	0.0%	-	0.0%
Other	-	-	-	-	-	-

Consolidated	$680	0.2%	$-	0.0%	$680	0.2%

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

Other Income (Expense)

	Three Months Ended September 30,
(in thousands)	2017	2016	$ Change
Interest income	$169	$135	$34

Interest (expense)	$(2,021)	$(1,578)	$(443)

Other income (expense), net:
Foreign currency transaction gains (losses)	$(77)	$778	$(855)
Gains (losses) on foreign currency derivative instruments not designated as hedges	(445)	(110)	(335)
Other miscellaneous income (expense)	586	313	273

Total other income (expense), net	$64	$981	$(917)

Interest income remained consistent with the comparable period.

The increase in interest (expense) was primarily due to an increase in weighted average interest rates on outstanding borrowings, partially offset by a decrease in the interest accretion on contingent consideration.

Income Taxes

	Three Months Ended September 30,
(in thousands)	2017	2016	$ Change
Income before income taxes	$24,441	$29,209	$(4,768)
Income taxes	2,746	7,939	$(5,193)

			% Change
Effective tax rate	11.2%	27.2%	-16.0%

The decrease in the effective tax rate in 2017 compared to 2016 is due to several significant factors, including the recognition of a  $0.8 million previously unrecognized tax benefit, inclusive of penalties and interest, arising from a favorable tax audit settlement and statute of limitation expirations. Additionally, we recognized a $0.8 million benefit related to the increase in anticipated tax credits and reductions in estimated non-deferred foreign income, as well as a $0.3 million benefit for the release of a valuation allowance where it is more likely than not that the benefit will be realized. The decrease in the effective tax rate was also significantly affected by shifts in earnings among the various jurisdictions in which we operate. Several additional factors, none of which are individually material, also impacted the rate.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016

Revenues

	Nine Months Ended September 30,
	2017		2016
		% of		% of
(in thousands)	Amount	Revenues	Amount	Revenues	$ Change
Americas	$977,136	83.8%	$893,300	83.4%	$83,836
EMEA	189,564	16.2%	177,488	16.6%	12,076
Other	61	0.0%	103	0.0%	(42)

Consolidated	$1,166,761	100.0%	$1,070,891	100.0%	$95,870

Consolidated revenues increased  $95.9 million, or 9.0%, for the nine months ended September 30, 2017 from the comparable period in 2016.

The increase in Americas’ revenues was due to an increase in Clearlink acquisition revenues of $43.1 million, higher volumes from existing clients of $39.1 million and new clients of $37.7 million, partially offset by end-of-life client programs of $33.0 million and a negative foreign currency impact of $3.1 million. Revenues from our offshore operations represented 40.9% of Americas’ revenues, compared to 41.8% for the comparable period in 2016.

The increase in EMEA’s revenues was due to higher volumes from existing clients of $16.8 million and new clients of $5.7 million, partially offset by a negative foreign currency impact of $7.4 million and end-of-life client programs of $3.0 million.

Direct Salaries and Related Costs

	Nine Months Ended September 30,
	2017		2016
		% of		% of		Change in % of
(in thousands)	Amount	Revenues	Amount	Revenues	$ Change	Revenues
Americas	$630,151	64.5%	$569,388	63.7%	$60,763	0.8%
EMEA	133,173	70.3%	125,468	70.7%	7,705	-0.4%

Consolidated	$763,324	65.4%	$694,856	64.9%	$68,468	0.5%

The increase of $68.5 million in direct salaries and related costs included a positive foreign currency impact of $8.4 million in the Americas and a positive foreign currency impact of $4.4 million in EMEA.

The increase in Americas’ direct salaries and related costs, as a percentage of revenues, was primarily attributable to higher customer-acquisition advertising costs of 0.8% and higher compensation costs of 0.2%, partially offset by lower communications costs of 0.2%.

The decrease in EMEA’s direct salaries and related costs, as a percentage of revenues, was primarily attributable to lower fulfillment materials costs of 1.1%, partially offset by higher compensation costs of 0.3%, higher rebillable costs of 0.1% and higher other costs of 0.3%.

General and Administrative

	Nine Months Ended September 30,
	2017		2016
		% of		% of		Change in % of
(in thousands)	Amount	Revenues	Amount	Revenues	$ Change	Revenues
Americas	$191,574	19.6%	$179,045	20.0%	$12,529	-0.4%
EMEA	39,584	20.9%	34,082	19.2%	5,502	1.7%
Other	46,506	-	49,673	-	(3,167)	-

Consolidated	$277,664	23.8%	$262,800	24.5%	$14,864	-0.7%

The increase of $14.9 million in general and administrative expenses included a positive foreign currency impact of $2.5 million in the Americas and a positive foreign currency impact of $1.9 million in EMEA.

The decrease in Americas’ general and administrative expenses, as a percentage of revenues, was primarily attributable to a reduction in technology costs of 0.3% allocated from corporate, lower technology equipment and maintenance costs of 0.2% and lower other costs of 0.1%, partially offset by higher software and maintenance costs of 0.2%.

The increase in EMEA’s general and administrative expenses, as a percentage of revenues, was primarily attributable to a gain on settlement of Qelp’s contingent consideration of 1.5% in the prior period and higher compensation costs of 0.7%, partially offset by lower facility-related costs of 0.1%, lower communication costs of 0.1% and lower other costs of 0.3%.

The decrease of $3.2 million in Other general and administrative expenses, which includes corporate and other costs, was primarily attributable to lower merger and integration costs of $3.8 million, lower compensation costs of $3.5 million and lower other costs of $0.1 million, partially offset by a reduction in technology costs of $2.3 million allocated to the Americas, higher severance costs of $0.8 million, higher legal and professional fees of $0.7 million and higher charitable contributions of $0.4 million.

Depreciation, Amortization and Impairment of Long-Lived Assets

	Nine Months Ended September 30,
	2017		2016
		% of		% of		Change in % of
(in thousands)	Amount	Revenues	Amount	Revenues	$ Change	Revenues
Depreciation, net:
Americas	$35,374	3.6%	$30,856	3.5%	$4,518	0.1%
EMEA	3,815	2.0%	3,450	1.9%	365	0.1%
Other	2,206	-	1,442	-	764	-

Consolidated	$41,395	3.5%	$35,748	3.3%	$5,647	0.2%

Amortization of intangibles:
Americas	$15,048	1.5%	$13,353	1.5%	$1,695	0.0%
EMEA	726	0.4%	791	0.4%	(65)	0.0%
Other	-	-	-	-	-	-

Consolidated	$15,774	1.4%	$14,144	1.3%	$1,630	0.1%

Impairment of long-lived assets:
Americas	$5,071	0.5%	$-	0.0%	$5,071	0.5%
EMEA	-	0.0%	-	0.0%	-	0.0%
Other	-	-	-	-	-	-

Consolidated	$5,071	0.4%	$-	0.0%	$5,071	0.4%

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

See Note 4, Fair Value, of the “Notes to Consolidated Financial Statements” for further information regarding the impairment of long-lived assets.

Other Income (Expense)

	Nine Months Ended September 30,
(in thousands)	2017	2016	$ Change
Interest income	$468	$429	$39

Interest (expense)	$(5,585)	$(3,967)	$(1,618)

Other income (expense), net:
Foreign currency transaction gains (losses)	$567	$3,534	$(2,967)
Gains (losses) on foreign currency derivative instruments not designated as hedges	(48)	(1,434)	1,386
Other miscellaneous income (expense)	1,228	501	727

Total other income (expense), net	$1,747	$2,601	$(854)

Interest income remained consistent with the comparable period.

The increase in interest (expense) was primarily due to  $216.0 million in borrowings used to acquire Clearlink in April 2016 as well as an increase in weighted average interest rates on outstanding borrowings, partially offset by a decrease in the interest accretion on contingent consideration.

The increase in other miscellaneous income (expense) was primarily due to the net investment income (losses) related to the investments held in rabbi trust. See Note 7, Investments Held in Rabbi Trust, of “Notes to Condensed Consolidated Financial Statements” for further information.

Income Taxes

	Nine Months Ended September 30,
(in thousands)	2017	2016	$Change
Income before income taxes	$60,163	$62,406	$(2,243)
Income taxes	10,911	18,044	$(7,133)

			% Change
Effective tax rate	18.1%	28.9%	-10.8%

The decrease in the effective tax rate in 2017 compared to 2016 is due to several significant factors, including the recognition of $2.0 million of previously unrecognized tax benefits, inclusive of penalties and interest, of which $1.2 million arose from the effective settlement of the Canadian Revenue Agency audit and $0.8 million arose from other favorable audit settlements and statute of limitation expirations. Additionally, we recognized a $0.8 million benefit related to the increase in anticipated tax credits and reductions in estimated non-deferred foreign income, as well as a $0.3 million benefit for the release of a valuation allowance where it is more likely than not that the benefit will be realized. We also recognized a $0.9 million tax benefit resulting from the adoption of ASU 2016-09 on January 1, 2017. The decrease in the effective tax rate was also significantly affected by shifts in earnings among the various jurisdictions in which we operate. Several additional factors, none of which are individually material, also impacted the rate.

Client Concentration

Our top ten clients accounted for approximately 47.6% and 50.1% of our consolidated revenues in the three months ended September 30, 2017 and 2016, respectively, and 48.1% and 49.1% of our consolidated revenues in the nine months ended September 30, 2017 and 2016, respectively.

Total revenues by segment from AT&T Corporation (“AT&T”), a major provider of communication services for which we provide various customer support services over several distinct lines of AT&T businesses, were as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
		% of		% of		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues
Americas	$56,448	16.5%	$65,847	20.2%	$173,609	17.8%	$176,701	19.8%
EMEA	-	0.0%	-	0.0%	-	0.0%	-	0.0%

	$56,448	13.9%	$65,847	17.1%	$173,609	14.9%	$176,701	16.5%

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

Total revenues by segment from our next largest client, which was in the financial services vertical in each of the periods, were as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
		% of		% of		% of		% of
	Amount	Revenues	Amount	Revenues	Amount	Revenues	Amount	Revenues
Americas	$28,644	8.4%	$22,930	7.0%	$76,388	7.8%	$67,479	7.6%
EMEA	-	0.0%	-	0.0%	-	0.0%	-	0.0%

	$28,644	7.0%	$22,930	5.9%	$76,388	6.5%	$67,479	6.3%

Other than AT&T, total revenues by segment of our clients that each individually represents 10% or greater of that segment’s revenues in each of the periods were as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$-	0.0%	$-	0.0%	$-	0.0%	$-	0.0%
EMEA	20,684	31.4%	24,112	40.4%	58,813	31.0%	70,298	39.6%

	$20,684	5.1%	$24,112	6.3%	$58,813	5.0%	$70,298	6.6%

Business Outlook

For the three months ended December 31, 2017, we anticipate the following financial results:

●	Revenues in the range of $407.0 million to $412.0 million;
●	Effective tax rate of approximately 29%;
●	Fully diluted share count of approximately 42.2 million;
●	Diluted earnings per share in the range of $0.30 to $0.32; and
●	Capital expenditures in the range of $14.0 million to $17.0 million.

For the twelve months ended December 31, 2017, we anticipate the following financial results:

●	Revenues in the range of $1,574.0 million to $1,579.0 million;
●	Effective tax rate of approximately 20%;
●	Fully diluted share count of approximately 42.1 million;
●	Diluted earnings per share in the range of $1.46 to $1.49; and
●	Capital expenditures in the range of $62.0 million to $65.0 million.

We are raising our full-year 2017 revenue and diluted earnings per share outlook, reflecting the above-expectations operating results in the third quarter of 2017. Meanwhile, we continue to implement various action plans to address the operational inefficiencies around staffing, attrition and capacity utilization, and believe the associated drag on our underlying operating results is beginning to moderate.

Our revenues and earnings per share assumptions for the fourth quarter and full-year 2017 are based on foreign exchange rates as of October 2017. Therefore, the continued volatility in foreign exchange rates between the U.S. Dollar and the functional currencies of the markets we serve could have a further impact, positive or negative, on revenues and earnings per share relative to the business outlook for the fourth quarter and full-year, as discussed above.

We anticipate total other interest income (expense), net of approximately $(1.8) million for the fourth quarter and $(5.3) million for the full-year 2017. These amounts include the accretion on the Clearlink contingent consideration, which is expected to be a total of $(0.1) million for the year. The amounts, however, exclude the potential impact of any future foreign exchange gains or losses in other income (expense).

We expect a slight reduction in our full-year 2017 effective tax rate relative to the business outlook provided in August 2017, with the decline due to various discrete items, including the settlement of uncertain tax positions and an increase in tax credits, coupled with a release of a valuation allowance and a shift in the geographic mix of earnings to lower tax rate jurisdictions.

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

During the nine months ended September 30, 2017, cash increased $118.4 million from operating activities and $0.1 million of proceeds from grants, which was partially offset by $48.4 million used for capital expenditures, $9.1 million of cash paid for acquisitions, a $5.1 million settlement of the net investment hedge, a $5.0 million investment in equity method investees, a $4.8 million purchase of intangible assets, a $4.8 million payment of contingent consideration and $3.9 million to repurchase common stock for tax withholding on equity awards, resulting in a $61.5 million increase in available cash (including the favorable effects of foreign currency exchange rates on cash and cash equivalents of $24.1 million).

Net cash flows provided by operating activities for the nine months ended September 30, 2017 were $118.4 million, compared to $105.4 million for the comparable period in 2016. The $13.0 million increase in net cash flows from operating activities was due to a $4.9 million increase in net income and a $21.1 million increase in non-cash reconciling items such as depreciation, amortization, unrealized foreign currency transaction (gains) losses and deferred income taxes, partially offset by a net decrease of $13.0 million in cash flows from assets and liabilities. The $13.0 million decrease in 2017 from 2016 in cash flows from assets and liabilities was principally a result of a $15.8 million decrease in other liabilities, a $12.6 million increase in taxes receivable, net and a $2.8 million decrease in deferred revenue, partially offset by a $17.9 million decrease in accounts receivable and a $0.3 million decrease in other assets. The $15.8 million decrease in the change in other liabilities was primarily due to $8.0 million related to other accrued expenses and current liabilities principally due to a decrease of $4.8 million related to the timing of payments associated with site expansions and infrastructure upgrades, a $2.1 million decrease resulting from the settlement of the net investment hedge and a $1.5 million decrease driven by a reduction in cash flow hedge liabilities as well as a $5.5 million decrease related to the timing of accrued employee compensation and benefits in the nine months ended September 30, 2017 over the comparable period in 2016. The $12.6 million increase in taxes receivable, net was primarily due to the effective settlement of the Canadian Revenue Agency audit and a reduction in estimated tax liabilities in the nine months ended September 30, 2017 over the comparable period in 2016. The $17.9 million decrease in the change in accounts receivable was primarily due to the timing of billings and collections in the nine months ended September 30, 2017 over the comparable period in 2016.

Capital expenditures, which are generally funded by cash generated from operating activities, available cash balances and borrowings available under our credit facilities, were $48.4 million for the nine months ended September 30, 2017, compared to $59.3 million for the comparable period in 2016, a decrease of $10.9 million. In 2017, we anticipate capital expenditures in the range of $62.0 million to $65.0 million, primarily for new seat additions, Enterprise Resource Planning upgrades, facility upgrades, maintenance and systems infrastructure.

On May 12, 2015, we entered into a $440 million revolving credit facility (the “2015 Credit Agreement”) with a group of lenders and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent, Swing Line Lender and Issuing Lender (“KeyBank”). The 2015 Credit Agreement is subject to certain borrowing limitations and includes certain customary financial and restrictive covenants. At September 30, 2017, we were in compliance with all loan requirements of the 2015 Credit Agreement and had $267.0 million of outstanding borrowings under this facility. On April 1, 2016, we borrowed $216.0 million under our 2015 Credit Agreement in connection with the acquisition of Clearlink. See Note 2, Acquisitions, of “Notes to Condensed Consolidated Financial Statements” for further information.

Our credit agreement had an average daily utilization of $267.0 million and $272.0 million during the three months ended September 30, 2017 and 2016, respectively, and $267.0 million and $207.2 million during the nine months ended September 30, 2017 and 2016, respectively. During the three months ended September 30, 2017 and 2016, the related interest expense, including the commitment fee and excluding the amortization of deferred loan fees, was $1.8 million and $1.2 million, respectively, which represented weighted average interest rates of 2.6% and 1.7%, respectively. During the nine months ended September 30, 2017 and 2016, the related interest expense, including the commitment fee and excluding the amortization of deferred loan fees, was $4.8 million and $2.6 million, respectively, which represented weighted average interest rates of 2.4% and 1.8%, respectively.

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

We received assessments for the Canadian 2003-2009 audit. Requests for Competent Authority Assistance were filed with both the Canadian Revenue Agency and the U.S. Internal Revenue Service and we paid mandatory security deposits to Canada as part of this process. The total amount of deposits were $13.8 million as of December 31, 2016 (none at September 30, 2017) and were included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheet. As of June 30, 2017, we determined that all material aspects of the Canadian audit were effectively settled pursuant to ASC 740, Income Taxes. As a result, we recognized a net income tax benefit of $1.2 million and the deposits were netted against the anticipated liability.

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

As part of the April 2016 Clearlink acquisition, we assumed contingent consideration liabilities related to four separate acquisitions made by Clearlink in 2015 and 2016, prior to the Merger. The fair value of the contingent consideration related to these previous acquisitions was $2.8 million as of April 1, 2016 and was based on achieving targets primarily tied to revenues for varying periods of time during 2016 and 2017. As of September 30, 2017, the fair value of the remaining contingent consideration liability was $1.0 million, which was paid in October 2017.

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

As of September 30, 2017, we had $328.2 million in cash and cash equivalents, of which approximately 90.0%, or $295.5 million, was held in international operations and is deemed to be indefinitely reinvested offshore. These funds may be subject to additional taxes if repatriated to the United States, including withholding tax applied by the country of origin and an incremental U.S. income tax, net of allowable foreign tax credits. There are circumstances where we may be unable to repatriate some of the cash and cash equivalents held by our international operations due to country restrictions. We do not intend nor currently foresee a need to repatriate these funds. We expect our current domestic cash levels and cash flows from operations to be adequate to meet our domestic anticipated working capital needs, including investment activities such as capital expenditures and debt repayment for the next twelve months and the foreseeable future. However, from time to time, we may borrow funds under our 2015 Credit Agreement as a result of the timing of our working capital needs, including capital expenditures. Additionally, we expect our current foreign cash levels and cash flows from foreign operations to be adequate to meet our foreign anticipated working capital needs, including investment activities such as capital expenditures for the next twelve months and the foreseeable future.

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

Off-Balance Sheet Arrangements and Other

As of September 30, 2017, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Contractual Obligations

The following table summarizes the material changes to our contractual obligations as of September 30, 2017, and the effect these obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payments Due By Period
		Less Than			After 5
	Total	1 Year	1 -3 Years	3 -5 Years	Years	Other
Operating leases (1)	$56,958	$1,560	$14,916	$15,105	$25,377	$-
Purchase obligations (2)	45,388	6,646	33,015	5,727	-	-
Other accrued expenses and current liabilities (3)	5,000	-	5,000	-	-	-

	$107,346	$8,206	$52,931	$20,832	$25,377	$-

(1) Amounts represent the change in expected cash payments under our operating leases, including amounts that were assumed in conjunction with the Telecommunications Asset acquisition in May 2017. See Note 14, Commitments and Loss Contingency, to the accompanying Condensed Consolidated Financial Statements.

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

(3) Amount represents the final payment related to an equity method investment entered into in July 2017.

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

We serve a number of U.S.-based clients using customer engagement center capacity in The Philippines and Costa Rica, which are within our Americas segment. Although a substantial portion of the costs incurred to render services under these contracts are denominated in Philippine Pesos (“PHP”) and Costa Rican Colones (“CRC”), the contracts with these clients are priced in USDs, which represent FX exposures. Additionally, our EMEA segment services clients in Hungary and Romania with a substantial portion of the costs incurred to render services under these contracts denominated in Hungarian Forints (“HUF”) and Romanian Leis (“RON”), where the contracts are priced in Euros (“EUR”).

In order to hedge a portion of our anticipated revenues denominated in USD and EUR, we had outstanding forward contracts and options as of September 30, 2017 with counterparties through December 2018 with notional amounts totaling $108.7 million. As of September 30, 2017, we had net total derivative liabilities associated with these contracts with a fair value of $0.4 million, which will settle within the next 15 months. If the USD was to weaken against the PHP and CRC and the EUR was to weaken against the HUF and RON by 10% from current period-end levels, we would incur a loss of approximately $9.1 million on the underlying exposures of the derivative instruments. However, this loss would be mitigated by corresponding gains on the underlying exposures.

We had forward exchange contracts with notional amounts totaling $27.5 million that are not designated as hedges. The purpose of these derivative instruments is to protect against FX volatility pertaining to intercompany receivables and payables, and other assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies. As of September 30, 2017, the fair value of these derivatives was a net asset of $0.3 million. The potential loss in fair value at September 30, 2017, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $5.0 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.

We had embedded derivative contracts with notional amounts totaling $13.8 million that are not designated as hedges. As of September 30, 2017, the fair value of these derivatives was a net liability of $0.3 million. The potential loss in fair value at September 30, 2017, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $2.3 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.

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

Interest Rate Risk

Our exposure to interest rate risk results from variable rate debt outstanding under our revolving credit facility. We pay interest on outstanding borrowings at interest rates that fluctuate based upon changes in various base rates. As of September 30, 2017, we had $267.0 million in borrowings outstanding under the revolving credit facility. Based on our level of variable rate debt outstanding during the three and nine months ended September 30, 2017, a 1.0% increase in the weighted average interest rate, which generally equals the LIBOR rate plus an applicable margin, would have had an impact of $0.7 million and $2.0 million, respectively, on our results of operations.

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

Item 4.   Controls and Procedures

As of September 30, 2017, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of September 30, 2017, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal controls over financial reporting during the quarter ended September  30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.   Risk Factors

For risk factors, see Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary of stock repurchases for the three months ended September 30, 2017 (in thousands, except average price per share). See Note 13, Earnings Per Share, of “Notes to Condensed Consolidated Financial Statements” for information regarding our stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs (1)
July 1, 2017 - July 31, 2017	-	$ -	-	4,748
August 1, 2017 - August 31, 2017	-	$ -	-	4,748
September 1, 2017 - September 30, 2017	-	$ -	-	4,748

Total	-		-	4,748

(1) The total number of shares approved for repurchase under the 2011 Share Repurchase Plan dated August 18, 2011, as amended on March 16, 2017, is 10.0 million. The 2011 Share Repurchase Plan has no expiration date.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not Applicable.

Item 5.   Other Information

None.

Item 6.	Exhibits

The following documents are filed as an exhibit to this Report:

No.	Description

10.1*	Fifth Amendment to the Amended and Restated Sykes Enterprises, Incorporated Deferred Compensation Plan, effective as of January 1, 2018.
15*	Awareness letter.
31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).
31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).
32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. §1350.
32.2**	Certification of Chief Financial Officer, pursuant to 18 U.S.C. §1350.
101.INS*+	XBRL Instance Document
101.SCH*+	XBRL Taxonomy Extension Schema Document
101.CAL*+	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB*+	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*+	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF*+	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.
+	Submitted electronically with this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYKES ENTERPRISES, INCORPORATED
(Registrant)

Date: November 9, 2017	By: /s/ John Chapman
John Chapman
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)