Form 10-K
period 2017-12-31
SYKES ENTERPRISES INC
filed 2018-03-01
CIK 1010612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

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

The aggregate market value of the shares of voting common stock held by non-affiliates of the Registrant computed by reference to the closing sales price of such shares on the NASDAQ Global Select Market on June 30, 2017, the last business day of the Registrant’s most recently completed second fiscal quarter, was $1,386,511,134.

As of February 6, 2018, there were 42,898,831 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Documents	Form 10-K Reference
Portions of the Proxy Statement for the year 2018 Annual Meeting of Shareholders	Part III Items 10–14

PART I

Item 1. Business

General

Sykes Enterprises, Incorporated and consolidated subsidiaries (“SYKES,” “our,” “us” or “we”) is a leading provider of multichannel demand generation and global customer engagement services. SYKES provides differentiated full lifecycle customer engagement solutions and services to Global 2000 companies and their end customers primarily in the communications, financial services, technology, transportation and leisure, healthcare, retail and other industries. Our differentiated full lifecycle management services platform effectively engages customers at every touchpoint within the customer journey, including digital marketing and acquisition, sales expertise, customer service, technical support and retention. We serve our clients through two geographic operating regions: the Americas (United States, Canada, Latin America, Australia and the Asia Pacific Rim) and EMEA (Europe, the Middle East and Africa). Our Americas and EMEA regions primarily provide customer engagement solutions and services with an emphasis on inbound multichannel demand generation, customer service and technical support to our clients’ customers. These services are delivered through multiple communication channels including phone, e-mail, social media, text messaging, chat and digital self-service. We also provide various enterprise support services in the United States that include services for our clients’ internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, we also provide fulfillment services, which include order processing, payment processing, inventory control, product delivery and product returns handling. (See Note 25, Segments and Geographic Information, of the accompanying “Notes to Consolidated Financial Statements” for further information on our segments.) Our complete service offering helps our clients acquire, retain and increase the lifetime value of their customer relationships. We have developed an extensive global reach with customer engagement centers across six continents, including North America, South America, Europe, Asia, Australia and Africa. We deliver cost-effective solutions that generate demand, enhance the customer service experience, promote stronger brand loyalty, and bring about high levels of performance and profitability.

SYKES was founded in 1977 in North Carolina and we moved our headquarters to Florida in 1993. In March 1996, we changed our state of incorporation from North Carolina to Florida. Our headquarters are located at 400 North Ashley Drive, Suite 2800, Tampa, Florida 33602, and our telephone number is (813) 274-1000.

Recent Developments

U.S. 2017 Tax Reform Act

On December 20, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Reform Act”) was approved by Congress and received presidential approval on December 22, 2017. In general, the 2017 Tax Reform Act reduces the United States (“U.S.”) corporate income tax rate from 35% to 21%, effective in 2018. The 2017 Tax Reform Act moves from a worldwide business taxation approach to a participation exemption regime. The 2017 Tax Reform Act also imposes base-erosion prevention measures on non-U.S. earnings of U.S. entities, as well as a one-time mandatory deemed repatriation tax on accumulated non-U.S. earnings. The 2017 Tax Reform Act will have an impact on our consolidated financial results beginning with the fourth quarter of 2017, the period of enactment.

Acquisitions

In May 2017, we completed the acquisition of certain assets of a Global 2000 telecommunications service provider (the “Telecommunications Asset acquisition”), pursuant to an asset purchase agreement, dated April 24, 2017. We have reflected the Telecommunications Asset acquisition’s operating results in the accompanying Consolidated Statement of Operations since May 31, 2017.

In April 2016, we completed the acquisition of Clear Link Holdings, LLC (“Clearlink”), pursuant to a definitive agreement and plan of merger, dated March 6, 2016. We have reflected Clearlink’s operating results in the accompanying Consolidated Statements of Operations since April 1, 2016.

In July 2015, we completed the acquisition of Qelp B.V. and its subsidiary (together, known as “Qelp”), pursuant to definitive share sale and purchase agreement, dated July 2, 2015. We have reflected Qelp’s operating results in the accompanying Consolidated Statements of Operations since July 2, 2015.

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

Industry Overview

The customer engagement solutions and services industry – which includes services such as digital marketing and demand generation, customer acquisition, customer support and customer retention – is highly fragmented and significant in size. According to Ovum, an industry research firm, the total number of individuals, or agent positions, working in the customer engagement services industry worldwide was estimated at roughly 9.5 million in 2017. With approximately 81% of the customer engagement work done by in-house engagement centers, the number of agent positions working for outsourcers, such as SYKES, was estimated at 1.8 million in 2017. The outsourced and total agent positions are forecasted by Ovum to grow at a rate of 1.0% and 1.0%, respectively, from 2017 to 2018. It is estimated that no single outsourcer has more than five percent of the total agent positions worldwide. Measured in dollar terms, the size of the outsourced portion of the customer engagement solutions and services industry worldwide was estimated at approximately $82 billion in 2017, according to Everest Group, an industry research firm. Everest Group also estimates that the outsourced portion of the customer engagement solutions and services industry is expected to grow to approximately $85 billion by 2018, a growth rate of 4.0% from 2017 to 2018. The 2017-2018 growth data measured in dollar terms is extrapolated from Everest Group’s estimated compound growth projection of 4.0% for the industry from 2017 to 2020.

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

To address these needs, we offer multichannel demand generation and comprehensive global customer engagement solutions and services that leverage brick-and-mortar and at-home agent delivery infrastructure as well as digital self-service capabilities. We provide consistent high-value support for our clients’ customers across the globe in a multitude of languages, leveraging our dynamic, secure communications infrastructure and our global footprint that reaches across 21 countries. This global footprint includes established brick-and-mortar operations in both onshore and offshore geographies where companies have access to high-quality customer engagement solutions at lower costs compared to other markets. We further complement our brick-and-mortar global delivery model with a highly differentiated and ready-made best-in-class at-home agent delivery model. In addition, we provide digital self-service customer support that differentiates our go-to-market strategy as it expands options for companies to best service their customers in their channel of choice to deliver an “effortless customer experience.” By working in partnership with outsourcers, companies can ensure that the crucial task of acquiring, growing and retaining their customer base is addressed while creating operating flexibility, enabling focus on their core competencies, ensuring service excellence and execution, achieving cost savings through a variable cost structure, leveraging scale, entering niche markets speedily, and efficiently allocating capital within their organizations.

Business Strategy

Broadly speaking, our value proposition to our clients is that of a trusted partner, which provides a comprehensive suite of differentiated full lifecycle multichannel demand generation and global customer engagement solutions and services to Global 2000 companies that drive customer acquisition, differentiation, brand loyalty and increased lifetime value of end customer relationships. By outsourcing their customer acquisition and service solutions to us, clients are able to achieve designs of exceptional customer experience and drive tangible business impact with greater operational flexibility, enhanced revenues, lower operating costs and faster speed to market, all of which are at the center of our value proposition. At a tactical level, we deliver on this value proposition through consistent delivery of operational and client excellence. Our business strategy is to leverage this value proposition in order to capitalize on and increase our share of the large and underpenetrated addressable market opportunity for customer engagement solutions and services worldwide. We believe through successful execution of our business strategy, we could generate a healthy level of revenue growth and drive targeted long-term operating margins. To deliver on our long-term growth potential and operating margin objectives, we need to manage the key levers of our business strategy, the principles of which include the following:

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

Diversifying Verticals and Expanding Service Lines. To mitigate the impact of any negative economic and product cycles on our growth rate, we continue to seek ways to diversify into verticals and service lines that have countercyclical features and healthy growth rates. We are targeting the following verticals for growth: communications, financial services, technology/consumer, healthcare, transportation and leisure, and other, which includes retail. These verticals cover various business lines, including wireless services, broadband, media, retail banking, peer-to-peer lending, credit card/consumer fraud protection, gaming, consumer and high-end enterprise tech support, telemedicine and soft and hard goods online and through brick and mortar retailers.

Maximizing Capacity Utilization Rates and Strategically Adding Seat Capacity. Revenues and profitability growth are driven by increasing the capacity utilization rate in conjunction with seat capacity additions. We plan to sustain our focus on increasing the capacity utilization rate by further penetrating existing clients, adding new clients and rationalizing underutilized seat capacity as deemed necessary. With greater operating flexibility resulting from our at-home agent delivery model, we believe we can rationalize underutilized capacity more efficiently and drive capacity utilization rates.

Broadening At-Home Agent and Brick-and-Mortar Global Delivery Footprint. Just as increased capacity utilization rates and increased seat capacity are key drivers of our revenues and profitability growth, where we deploy both the seat capacity and the at-home agent delivery platform geographically is also important. By broadening and continuously strengthening our brick-and-mortar global delivery footprint and our at-home agent delivery platform, we believe we are able to meet both our existing and new clients’ customer engagement needs globally as they enter new markets. At the end of 2017, our global delivery brick-and-mortar footprint spanned 21 countries while our at-home agent delivery platform was recently launched in EMEA, building on our existing presence in 40 states and ten provinces within the U.S. and Canada, respectively.

Creating Value-Added Service Enhancements. To improve both revenue and margin expansion, we intend to continue to introduce new service offerings and add-on enhancements. Digital marketing and demand generation, multilingual customer support, digital self-service support and back office services are examples of horizontal service offerings, while data analytics and process improvement products are examples of add-on enhancements. Additionally, with the proliferation of on-line communities, such as Facebook and Twitter, we continue to make on-going investments in our social media service offerings, which can be leveraged across both our brick-and-mortar and at-home agent delivery platforms.

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

Continue to Grow Our Business Organically, through Strategic Investments and Partnerships, and through Acquisitions. We have grown our customer engagement solutions and services utilizing a combination of internal organic growth, strategic investments and partnerships, and external acquisitions. Our organic growth, partnership and acquisition strategies are to target markets, clients, verticals, delivery geographies and service mix that will expand our addressable market opportunity, and thus drive our organic growth. Entry into The Philippines, El Salvador, Romania and Colombia are examples of how we leveraged these delivery geographies to further penetrate our base of both existing and new clients, verticals and service mix in order to drive organic growth. While the Alpine Access, Inc. (“Alpine”), Qelp and Clearlink acquisitions are examples of how we used acquisitions to augment our service offerings and differentiate our delivery model, the ICT Group, Inc. (“ICT”) acquisition is an example of how we used an acquisition to gain overall size and critical mass in key verticals, clients and geographies. In 2017, we also made a strategic investment of $10.0 million in XSell Technologies, Inc. (“XSell”) for 32.8% of XSell’s preferred stock. XSell optimizes the sales performance capabilities of a broader base of agents as compared to what has historically been an extremely narrow base by leveraging machine learning and artificial intelligence algorithms. As customer contact programs increasingly incorporate up-selling and cross-selling, and measures based on sales conversion, XSell’s targeted offering can be leveraged across both chat and voice channels, across traditional customer contact management opportunities, and the Clearlink platform to enhance sales performance and conversion on behalf of our clients.

Services

We specialize in providing differentiated full lifecycle customer engagement solutions and services to Global 2000 companies and their end customers at key touchpoints a global basis. These services include digital marketing, demand generation, customer acquisition, customer support, technical support, up-sell/cross-sell and retention. Our comprehensive customer engagement solutions and services are provided through two reportable segments — the Americas and EMEA. The Americas region, representing 83.6% of consolidated revenues in 2017, includes the United States, Canada, Latin America, Australia and the Asia Pacific Rim. The sites within Latin America and the Asia Pacific Rim are included in the Americas region as they provide a significant service delivery vehicle for U.S.-based companies that are utilizing our customer engagement solutions and services in these locations to support their customer care needs. In addition, the Americas region also includes revenues from our at-home agent delivery solution, which serves markets in both the U.S. and Canada. The EMEA region, representing 16.4% of consolidated revenues in 2017, includes Europe, the Middle East and Africa. See Note 25, Segments and Geographic Information, of the accompanying “Notes to Consolidated Financial Statements” for further information on our segments. The following is a description of our customer engagement solutions and services:

Outsourced Customer Engagement Solutions and Services. Our outsourced customer engagement solutions and services represented approximately 99.4% of total 2017 consolidated revenues. Each year, we handle over 250 million customer engagements including phone, e-mail, social media, text messaging, chat and digital self-service support throughout the Americas and EMEA regions. We provide these services utilizing our advanced technology infrastructure, human resource management skills and industry experience. These services include:

●

Customer care — Customer care contacts primarily include handling billing inquiries and claims, activating customer accounts, resolving complaints, cross-selling/up-selling, prequalifying and warranty management, providing health information and dispatching roadside assistance;

●

Technical support — Technical support contacts primarily include support around complex networks, hardware and software, communications equipment, Internet access technology and Internet portal usage; and

●

Customer acquisition — Our customer acquisition services are focused around digital marketing, multichannel demand generation, in-bound up-selling and sales conversion, as well as some outbound selling of our clients’ products and services.

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

Operations

Customer Engagement Centers. We operate across 21 countries in 79 customer engagement centers, which breakdown as follows: 23 centers across EMEA, 28 centers in the United States, three centers in Canada, three centers in Australia and 22 centers offshore, including the People’s Republic of China, The Philippines, Costa Rica, El Salvador, India, Mexico, Brazil and Colombia. In addition to our customer engagement centers, we employ approximately 4,900 at-home customer engagement agents across 40 states in the U.S. and across ten provinces in Canada.

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

Clients

We provide service to clients from our locations in the United States, Canada, Latin America, Australia, the Asia Pacific Rim, Europe, the Middle East and Africa. These clients are Global 2000 corporations, medium-sized businesses and public institutions, which span the communications, financial services, technology/consumer, transportation and leisure, healthcare and other industries. Revenue by industry vertical for 2017, as a percentage of our consolidated revenues, was 33% for communications, 27% for financial services, 18% for technology/consumer, 7% for transportation and leisure, 4% for healthcare, 3% for retail and 8% for all other verticals, including government and utilities. We believe our globally recognized client base presents opportunities for further cross marketing of our services.

Total revenues by segment from AT&T Corporation, a major provider of communication services for which we provide various customer support services, were as follows (in thousands):

	Years Ended December 31,
	2017		2016		2015
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$220,010	16.6%	$239,033	19.6%	$217,449	20.8%
EMEA	-	0.0%	-	0.0%	3,003	1.2%

	$220,010	13.9%	$239,033	16.4%	$220,452	17.1%

We have multiple distinct contracts with AT&T spread across multiple lines of businesses, which expire at varying dates between 2018 and 2019. We have historically renewed most of these contracts. However, there is no assurance that these contracts will be renewed, or if renewed, will be on terms as favorable as the existing contracts. Each line of business is governed by separate business terms, conditions and metrics. Each line of business also has a separate decision maker such that a loss of one line of business would not necessarily impact our relationship with the client and decision makers on other lines of business. The loss of (or the failure to retain a significant amount of business with) any of our key clients, including AT&T, could have a material adverse effect on our performance. Many of our contracts contain penalty provisions for failure to meet minimum service levels and are cancelable by the client at any time or on short notice. Also, clients may unilaterally reduce their use of our services under our contracts without penalty.

Total revenues by segment from our next largest client, which was in the financial services vertical in each of the years, were as follows (in thousands):

	Years Ended December 31,
	2017		2016		2015
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$109,475	8.3%	$90,508	7.4%	$62,980	6.0%
EMEA	-	0.0%	-	0.0%	-	0.0%

	$109,475	6.9%	$90,508	6.2%	$62,980	4.9%

Other than AT&T, total revenues by segment of our clients that each individually represents 10% or greater of that segment’s revenues in each of the years were as follows (in thousands):

	Years Ended December 31,
	2017		2016		2015
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$-	0.0%	$-	0.0%	$-	0.0%
EMEA	104,829	40.3%	96,115	40.2%	68,720	28.5%

	$104,829	6.6%	$96,115	6.6%	$68,720	5.3%

Our top ten clients accounted for approximately 46.9%, 49.2% and 48.5% of our consolidated revenues during the years ended December 31, 2017, 2016 and 2015, respectively.

Competition

The industry in which we operate is global, highly fragmented and extremely competitive. While many companies provide customer engagement solutions and services, we believe no one company is dominant in the industry.

In most cases, our principal competition stems from our existing and potential clients’ in-house customer engagement operations. When it is not the in-house operations of a client or potential client, our public and private direct competition includes 24/7 Customer, Alorica, Arise, Atento, Concentrix, Convergys, Groupe Acticall/Sitel, iQor, LiveOps, StarTek, Sutherland, Teleperformance, TTEC, Transcom and Working Solutions, as well as the customer care arm of such companies as Accenture, Conduent, Infosys, Tech Mahindra and Wipro, among others. There are other numerous and varied providers of such services, including firms specializing in various CRM consulting, other customer engagement solutions providers, niche or large market companies, as well as product distribution companies that provide fulfillment services. Some of these companies possess substantially greater resources, greater name recognition and a more established customer base than we do.

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

Intellectual Property

The success of our business depends, in part, on our proprietary technology and intellectual property. We rely on a combination of intellectual property laws and contractual arrangements to protect our intellectual property. We and our subsidiaries have registered various trademarks and service marks in the U.S. and/or other countries, including SYKES®, REAL PEOPLE. REAL SOLUTIONS®, SYKES HOME®, SYKES HOME POWERED BY ALPINE ACCESS®, SCIENCE OF SERVICE®, ALPINE ACCESS®, ALPINE ACCESS UNIVERSITY®, TALENTSPROUT®, SECURE TALK®, CLEARLINK®, BUYCALLS®, A SECURE LIFE®, LEADAMP®, TRUE PROTECT®, BROADBANDEXPERT®, SAFEWISE® and USDIRECT®. The duration of trademark and service mark registrations varies from country to country but may generally be renewed indefinitely as long as the marks are in use and their registrations are properly maintained. We have a pending U.S. patent application which relates to a system and method of analysis and recommendation for distributed employee management and digital collaboration. We also have a pending U.S. patent application that relates to systems and methods for secure authentication to computer networks and visual work environment setup. Our subsidiary, Alpine, was issued U.S. Patent No. 8,565,413 in 2013, which relates to a system and method for establishment and management of a remote agent engagement center. Alpine was also issued U.S. Patent No. 9,100,484 in 2015, which relates to a secure call environment.

Employees

As of January 31, 2018, we had approximately 55,000 employees worldwide, including 43,675 customer engagement agents handling technical and customer support inquiries at our centers, 4,900 at-home customer engagement agents handling technical and customer support inquiries, 6,300 in management, administration, information technology, finance, sales and marketing roles, 25 in enterprise support services and 100 in fulfillment services. Our employees, with the exception of approximately 400 employees in Brazil and various European countries, are not union members and we have never suffered a material interruption of business as a result of a labor dispute. We consider our relations with our employees worldwide to be satisfactory.

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

Executive Officers

The following table provides the names and ages of our executive officers, and the positions and offices currently held by each of them:

Name	Age	Principal Position
Charles E. Sykes	55	President and Chief Executive Officer and Director
John Chapman	51	Executive Vice President and Chief Financial Officer
Lawrence R. Zingale	61	Executive Vice President and General Manager
James D. Farnsworth	52	Executive Vice President and General Manager
Jenna R. Nelson	54	Executive Vice President, Human Resources
David L. Pearson	59	Executive Vice President and Chief Information Officer
James T. Holder	59	Executive Vice President, General Counsel and Corporate Secretary
William N. Rocktoff	55	Senior Vice President and Corporate Controller

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

James D. Farnsworth joined SYKES in November 2016 as Executive Vice President and General Manager. From 2015 until his joining SYKES, Mr. Farnsworth was President and Chief Executive Officer of Conduit Global, a business process outsourcing company. From 2014 to 2015, Mr. Farnsworth was Executive Vice President and General Manager of consulting and professional services. From 2009 to 2014, Mr. Farnsworth was Co-Founder and Chief Executive Officer of virtualwirks, a professional services firm focused on virtualization of people, performance and business practices. From 2006 to 2009 and from 1998 to 2003, Mr. Farnsworth was at TTEC Holdings, a business process outsourcing firm, where he was Senior Vice President and General Manager of Global Delivery and he was in Operations. From 2004 to 2005, Mr. Farnsworth was at Startek, a business process outsourcing firm, where he was Senior Vice President of Operations and Client Services. And from 2004 to 2005, Mr. Farnsworth was Chief Operating Officer of Alpine Access, an at-home agent business process outsourcer.

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

William N. Rocktoff, C.P.A., joined SYKES in August 1997 as Corporate Controller and was named Treasurer and Corporate Controller in December 1999, Vice President and Corporate Controller in March 2002 and Global Vice President in January 2011. In June 2017, he was named Senior Vice President and Corporate Controller. From November 1989 to August 1997, Mr. Rocktoff held various financial positions, including Corporate Controller, at Kimmins Corporation, a publicly-held contracting company.

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

We derive a substantial portion of our revenues from a few key clients. Our top ten clients accounted for approximately 46.9% of our consolidated revenues in 2017. The loss of (or the failure to retain a significant amount of business with) any of our key clients could have a material adverse effect on our business, financial condition and results of operations. Many of our contracts contain penalty provisions for failure to meet minimum service levels and are cancelable by the client at any time or on short-term notice. Also, clients may unilaterally reduce their use of our services under these contracts without penalty. Thus, our contracts with our clients do not ensure that we will generate a minimum level of revenues.

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

The European Union’s (“EU”) General Data Protection Regulation (“GDPR”) will take effect in May 2018 and will require EU member states to meet new and more stringent requirements regarding the handling of personal data. Failure to meet the GDPR requirements could result in substantial penalties of up to the greater of €20 million or 4% of global annual revenue of the preceding financial year. Additionally, compliance with the GDPR is resulting in operational costs to implement new procedures corresponding to new legal rights granted under the law. Although the GDPR will apply across the EU without a need for local implementing legislation, local data protection authorities will still have the ability to interpret the GDPR through so-called opening clauses, which permit region-specific data protection legislation and have the potential to create inconsistencies on a country-by-country basis.

Our efforts to comply with GDPR and other privacy and data protection laws may impose significant costs and challenges that are likely to increase over time. Our failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in impairment to our reputation in the marketplace and we could incur substantial penalties or litigation related to violation of existing or future data privacy laws and regulations, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our business is dependent on the demand for outsourcing.

Our business and growth depend in large part on the industry demand for outsourced customer engagement services. Outsourcing means that an entity contracts with a third party, such as us, to provide customer engagement services rather than perform such services in-house. There can be no assurance that this demand will continue, as organizations may elect to perform such services themselves. A significant change in this demand could have a material adverse effect on our business, financial condition and results of operations. Additionally, there can be no assurance that our cross-selling efforts will cause clients to purchase additional services from us or adopt a single-source outsourcing approach.

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

We have invested significantly in sophisticated and specialized communications and computer technology and have focused on the application of this technology to meet our clients’ needs. We anticipate that the requirement to invest in new technologies will continue to grow and that it will be necessary to continue to invest in and develop new and enhanced technology on a timely basis to maintain our competitiveness. Significant capital expenditures are expected to be required to keep our technology up-to-date. There can be no assurance that any of our information systems will be adequate to meet our future needs or that we will be able to incorporate new technology to enhance and develop our existing services. Moreover, investments in technology, including future investments in upgrades and enhancements to software, may not necessarily maintain our competitiveness. Our future success will also depend in part on our ability to anticipate and develop information technology solutions that keep pace with evolving industry standards and changing client demands.

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

We intend to continue to pursue growth opportunities in markets outside the United States. At December 31, 2017, our international operations were conducted from 37 customer engagement centers located in Sweden, Finland, Germany, Cyprus, Egypt, Scotland, Denmark, Norway, Hungary, Romania, The Philippines, the People’s Republic of China, India and Australia. Revenues from these international operations for the years ended December 31, 2017, 2016, and 2015, were 36.1%, 36.8%, and 40.5% of consolidated revenues, respectively. We also conduct business from 14 customer engagement centers located in Canada, Colombia, Costa Rica, El Salvador, Mexico and Brazil. International operations are subject to certain risks common to international activities, such as changes in foreign governmental regulations, tariffs and taxes, import/export license requirements, the imposition of trade barriers, difficulties in staffing and managing international operations, political uncertainties, longer payment cycles, possible greater difficulties in accounts receivable collection, economic instability as well as political and country-specific risks.

Additionally, we have been granted tax holidays in The Philippines, Colombia, Costa Rica and El Salvador that expire at varying dates from 2019 through 2028. In some cases, the tax holidays expire without possibility of renewal. In other cases, we expect to renew these tax holidays, but there are no assurances from the respective foreign governments that they will renew them. This could potentially result in adverse tax consequences, the impact of which is not practicable to estimate due to the inherent complexity of estimating critical variables such as long-term future profitability, tax regulations and rates in the multi-national tax environment in which we operate. Any one or more of these factors could have an adverse effect on our international operations and, consequently, on our business, financial condition and results of operations. The tax holidays decreased the provision for income taxes by $3.0 million, $3.3 million and $4.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The 2017 Tax Reform Act requires companies to pay a one-time transition tax on earnings of foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign-sourced earnings. We recognized a provisional amount of $32.7 million, which is included as a component of “Income taxes” in the accompanying Consolidated Statement of Operations for the year ended December 31, 2017.

As of December 31, 2017, we had cash balances of approximately $335.1 million held in international operations, most of which would not be subject to additional taxes if repatriated to the United States. In January 2018, we repatriated $167.6 million from our foreign subsidiaries.

No additional income taxes have been provided for any remaining outside basis difference inherent in our foreign subsidiaries as these amounts continue to be indefinitely reinvested in foreign operations. Determination of any unrecognized deferred tax liability related to the outside basis difference in investments in foreign subsidiaries is not practicable due to the inherent complexity of the multi-national tax environment in which we operate.

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

We provide services to our clients’ customers in 21 countries around the world. Accordingly, we are subject to numerous legal regimes on matters such as taxation, government sanctions, content requirements, licensing, tariffs, government affairs, data privacy and immigration as well as internal and disclosure control obligations. In the U.S., as well as several of the other countries in which we operate, some of our services must comply with various laws and regulations regarding the method and timing of placing outbound telephone calls. Violations of these various laws and regulations could result in liability for monetary damages, fines and/or criminal prosecution and unfavorable publicity. Changes in U.S. federal, state and international laws and regulations, specifically those relating to the outsourcing of jobs to foreign countries as well as statutory and regulatory requirements related to derivative transactions, may adversely affect our ability to perform our services at our overseas facilities or could result in additional taxes on such services, or impact our flexibility to execute strategic hedges, thereby threatening or limiting our ability or the financial benefit to continue to serve certain markets at offshore locations, or the risks associated therewith.

Corporate tax reform, base-erosion efforts and tax transparency continue to be high priorities in many tax jurisdictions where we have business operations. As a result, policies regarding corporate income and other taxes in numerous jurisdictions are under heightened scrutiny and tax reform legislation is being proposed or enacted in a number of jurisdictions. For example, the 2017 Tax Reform Act, adopting broad U.S. corporate income tax reform will, among other things, reduce the U.S. corporate income tax rate, but will impose base-erosion prevention measures on non-U.S. earnings of U.S. entities as well as a one-time mandatory deemed repatriation tax on accumulated non-U.S. earnings. The 2017 Tax Reform Act will affect the tax position reflected on our consolidated balance sheet and will have an impact on our consolidated financial results beginning with the fourth quarter of 2017, the period of enactment.

In addition, many countries are beginning to implement legislation and other guidance to align their international tax rules with the Organisation for Economic Co-operation and Development’s Base Erosion and Profit Shifting recommendations and action plan that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer-pricing documentation rules, and nexus-based tax incentive practices. As a result of the heightened scrutiny of corporate taxation policies, prior decisions by tax authorities regarding treatments and positions of corporate income taxes could be subject to enforcement activities, and legislative investigation and inquiry, which could also result in changes in tax policies or prior tax rulings. Any such changes in policies or rulings may also result in the taxes we previously paid being subject to change.

Due to the large scale of our international business activities any substantial changes in international corporate tax policies, enforcement activities or legislative initiatives may materially and adversely affect our business, the amount of taxes we are required to pay and our financial condition and results of operations generally.

Failure to comply with laws, regulations and policies, including the U.S. Foreign Corrupt Practices Act or other applicable anti-corruption legislation, could result in fines, criminal penalties and an adverse effect on our business.

We are subject to regulation under a wide variety of U.S. federal and state and non-U.S. laws, regulations and policies, including anti-corruption laws and export-import compliance and trade laws, due to our global operations. In particular, the U.S. Foreign Corrupt Practices Act, or FCPA, the U.K. Bribery Act of 2010 and similar anti-bribery laws in other jurisdictions generally prohibit companies, their agents, consultants and other business partners from making improper payments to government officials or other persons (i.e., commercial bribery) for the purpose of obtaining or retaining business or other improper advantage. They also impose recordkeeping and internal control provisions on companies such as ours. We operate and/or conduct business, and any acquisition target may operate and/or conduct business, in some parts of the world that are recognized as having governmental and commercial corruption and in such countries, strict compliance with anti-bribery laws may conflict with local customs and practices. Under some circumstances, a parent company may be civilly and criminally liable for bribes paid by a subsidiary. We cannot assure you that our internal control policies and procedures have protected us, or will protect us, from unlawful conduct of our employees, agents, consultants and other business partners. In the event that we believe or have reason to believe that violations may have occurred, including without limitation violations of anti-corruption laws, we may be required to investigate and/or have outside counsel investigate the relevant facts and circumstances, which can be expensive and require significant time and attention from senior management. Violation may result in substantial civil and/or criminal fines, disgorgement of profits, sanctions and penalties, debarment from future work with governments, curtailment of operations in certain jurisdictions, and imprisonment of the individuals involved. As a result, any such violations may materially and adversely affect our business, results of operations or financial condition. In addition, actual or alleged violations could damage our reputation and ability to do business. Any of these impacts could have a material, adverse effect on our business, results of operations or financial condition.

Risks Related to Our Employees

Our inability to attract and retain experienced personnel may adversely impact our business.

Our business is labor intensive and places significant importance on our ability to recruit, train, and retain qualified technical and consultative professional personnel in a tightening labor market. We generally experience high turnover of our personnel and are continuously required to recruit and train replacement personnel as a result of a changing and expanding work force. Additionally, demand for qualified technical professionals conversant in multiple languages, including English, and/or certain technologies may exceed supply, as new and additional skills are required to keep pace with evolving computer technology. Our ability to locate and train employees is critical to achieving our growth objective. Our inability to attract and retain qualified personnel or an increase in wages or other costs of attracting, training, or retaining qualified personnel could have a material adverse effect on our business, financial condition and results of operations.

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

If our goodwill or intangible assets become impaired, we could be required to record a significant charge to earnings.

We recorded substantial goodwill and intangible assets as a result of the ICT, Alpine, Qelp and Clearlink acquisitions. We review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We assess whether there has been an impairment in the value of goodwill at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or intangible assets may not be recoverable include declines in stock price, market capitalization or cash flows and slower growth rates in our industry. We could be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or intangible assets were determined, negatively impacting our results of operations.

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

Item 1B. Unresolved Staff Comments

There are no material unresolved written comments that were received from the SEC staff 180 days or more before the year ended December 31, 2017 relating to our periodic or current reports filed under the Securities Exchange Act of 1934.

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

As of December 31, 2017, we operated one fulfillment location and 79 multi-client centers. Our centers were located in the following countries:

Centers
Americas:
Australia	3
Brazil	2
Canada	3
Colombia	1
Costa Rica	5
El Salvador	1
India	1
Mexico	2
People’s Republic of China	3
The Philippines	7
United States	28

Total Americas centers	56

EMEA:
Cyprus	1
Denmark	1
Egypt	1
Finland	1
Germany	5
Hungary	1
Norway	1
Romania	4
Scotland	3
Sweden	5

Total EMEA centers	23

Total centers	79

We believe our existing facilities are suitable and adequate to meet current requirements, and that suitable additional or substitute space will be available as needed to accommodate any physical expansion or any space required due to expiring leases not renewed. We operate from time to time in temporary facilities to accommodate growth before new centers are available. At December 31, 2017, our centers, taken as a whole, were utilized at average capacities of approximately 72% and were capable of supporting a higher level of market demand. We had utilization of 71% and 81% in the Americas and EMEA, respectively, at December 31, 2017.

Item 3. Legal Proceedings

Information with respect to this item may be found in Note 22, Commitments and Loss Contingency, of the accompanying “Notes to Consolidated Financial Statements” under the caption “Loss Contingency” which information is incorporated herein by reference.

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

	High	Low
Year Ended December 31, 2017:
Fourth Quarter	$32.02	$26.77
Third Quarter	34.49	25.77
Second Quarter	34.45	27.37
First Quarter	29.99	27.01
Year Ended December 31, 2016:
Fourth Quarter	$30.00	$25.77
Third Quarter	31.37	26.00
Second Quarter	30.82	27.22
First Quarter	30.76	27.36

Holders of our common stock are entitled to receive dividends out of the funds legally available when and if declared by the Board of Directors. We have not declared or paid any cash dividends on our common stock in the past and do not anticipate paying any cash dividends in the foreseeable future.

As of February 1, 2018, there were approximately 810 holders of record of our common stock and we estimate there were approximately 11,300 beneficial owners.

Below is a summary of stock repurchases for the quarter ended December 31, 2017 (in thousands, except average price per share).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs (1)
October 1, 2017 - October 31, 2017	-	$-	-	4,748
November 1, 2017 - November 30, 2017	-	$-	-	4,748
December 1, 2017 - December 31, 2017	-	$-	-	4,748

Total	-		-	4,748

(1) The total number of shares approved for repurchase under the 2011 Share Repurchase Plan dated August 18, 2011, as amended on March 16, 2017, is 10.0 million. The 2011 Share Repurchase Plan has no expiration date.

Five-Year Stock Performance Graph

The following graph presents a comparison of the cumulative shareholder return on the common stock with the cumulative total return on the NASDAQ Computer and Data Processing Services Index, the NASDAQ Telecommunications Index, the Russell 2000 Index, the S&P Small Cap 600, the Old SYKES Peer Group and the New SYKES Peer Group (as defined below). The New SYKES Peer Group is comprised of publicly traded companies that derive a substantial portion of their revenues from engagement centers, customer care businesses, have similar business models to SYKES, and are those most commonly compared to SYKES by industry analysts following SYKES. This graph assumes that $100 was invested on December 31, 2012 in SYKES common stock, the NASDAQ Computer and Data Processing Services Index, the NASDAQ Telecommunications Index, the Russell 2000 Index, the S&P Small Cap 600, the Old SYKES Peer Group and the New SYKES Peer Group, including reinvestment of dividends.

Comparison of Five-Year Cumulative Total Return (in dollars)

New SYKES Peer Group	Exchange & Ticker Symbol

Atento S.A.	NYSE: ATTO
Convergys Corp.	NYSE: CVG
StarTek, Inc.	NYSE: SRT
Teleperformance	NYSE Euronext: RCF
TTEC Holdings, Inc.	NASDAQ: TTEC

We changed the SYKES Peer Group in 2017 to add Atento S.A. due to its focus on and leadership in Latin America, which is a significant component of the addressable global customer engagement solutions and services industry. Atento S.A. is also expected to become a direct competitor to SYKES as it leverages its Latin American footprint to service the U.S. market. Atento S.A. went public in 2014 on the New York Stock Exchange and now has three-years of trading history and operating performance as a publicly traded company behind it to warrant its inclusion in the industry share price performance chart.

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

	Years Ended December 31,
(in thousands, except per share data)	2017	2016	2015	2014	2013
Income Statement Data: (1)
Revenues	$1,586,008	$1,460,037	$1,286,340	$1,327,523	$1,263,460
Income from operations (2,3,4,5,6,7)	86,891	92,248	94,264	79,555	53,527
Net income (8)	32,216	62,390	68,597	57,791	37,260

Net Income Per Common Share: (1)
Basic (2,3,4,5,6,7,8)	$0.77	$1.49	$1.64	$1.36	$0.87

Diluted (2,3,4,5,6,7,8)	$0.76	$1.48	$1.62	$1.35	$0.87

Weighted Average Common Shares: (1)
Basic	41,822	41,847	41,899	42,609	42,877
Diluted	42,141	42,239	42,447	42,814	42,925

Balance Sheet Data: (1,9)
Total assets	$1,327,092	$1,236,403	$947,772	$944,500	$950,261
Long-term debt	275,000	267,000	70,000	75,000	98,000
Shareholders’ equity	796,479	724,522	678,680	658,218	635,704

(1)

The amounts for 2017 include the Telecommunications Asset acquisition since the May 31, 2017 acquisition date. The amounts for 2017 and 2016 include the Clearlink acquisition since the April 1, 2016 acquisition date. The amounts for 2017, 2016 and 2015 include the Qelp acquisition since the July 2, 2015 acquisition date. See Note 2, Acquisitions, for further information.

(2)

The amounts for 2017 include $0.7 million in Telecommunications Asset acquisition-related costs, $0.5 million in other immaterial acquisition-related costs, a $0.6 million net gain on contingent consideration, a $0.5 million net loss on disposal of property and equipment, a $5.4 million impairment of long-lived assets and $0.1 million in interest accretion on contingent consideration.

(3)

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

(6)	The amounts for 2013 include $2.1 million in Alpine acquisition-related costs and a $0.2 million net loss on disposal of property and equipment.
(7)	The amounts for 2014 and 2013 include $(0.3) million and $0.3 million, respectively, related to the Exit Plans. See Note 3, Costs Associated with Exit or Disposal Activities, for further information.
(8)	The amounts for 2017 include $32.7 million related to the impact of the 2017 Tax Reform Act.
(9)	The Company has not declared cash dividends per common share for any of the five years presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the accompanying Consolidated Financial Statements and the notes thereto that appear elsewhere in this Annual Report on Form 10-K. The following discussion and analysis compares the year ended December 31, 2017 (“2017”) to the year ended December 31, 2016 (“2016”), and 2016 to the year ended December 31, 2015 (“2015”).

The following discussion and analysis and other sections of this document contain forward-looking statements that involve risks and uncertainties. Words such as “may,” “expects,” “projects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe our future plans, objectives, or goals also are forward-looking statements. Future events and actual results could differ materially from the results reflected in these forward-looking statements, as a result of certain of the factors set forth below and elsewhere in this analysis and in this Annual Report on Form 10-K for the year ended December 31, 2017 in Item 1.A., “Risk Factors.”

Executive Summary

We are a leading provider of multichannel demand generation and global comprehensive customer engagement services. We provide differentiated full lifecycle customer engagement solutions and services to Global 2000 companies and their end customers primarily in the communications, financial services, technology, transportation and leisure, healthcare, retail and other industries. Our differentiated full lifecycle management services platform effectively engages customers at every touchpoint within the customer journey, including digital marketing and acquisition, sales expertise, customer service, technical support and retention. We serve our clients through two geographic operating regions: the Americas (United States, Canada, Latin America, Australia and the Asia Pacific Rim) and EMEA (Europe, the Middle East and Africa). Our Americas and EMEA regions primarily provide customer engagement solutions and services with an emphasis on inbound multichannel demand generation, customer service and technical support to our clients’ customers. These services, which represented 99.4%, 99.2% and 98.1% of consolidated revenues in 2017, 2016 and 2015, respectively, are delivered through multiple communication channels including phone, e-mail, social media, text messaging, chat and digital self-service. We also provide various enterprise support services in the United States (“U.S.”) that include services for our clients’ internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, we also provide fulfillment services, which includes order processing, payment processing, inventory control, product delivery and product returns handling. Our complete service offering helps our clients acquire, retain and increase the lifetime value of their customer relationships. We have developed an extensive global reach with customer engagement centers across six continents, including North America, South America, Europe, Asia, Australia and Africa. We deliver cost-effective solutions that generate demand, enhance the customer service experience, promote stronger brand loyalty, and bring about high levels of performance and profitability.

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

Impairment of long-lived assets, primarily leasehold improvements and equipment in the Americas, was related to an effort to streamline excess capacity subsequent to the Telecommunications Asset acquisition.

Interest income primarily relates to interest earned on cash and cash equivalents.

Interest (expense) includes interest on outstanding borrowings, commitment fees charged on the unused portion of our revolving credit facility and contingent consideration, as more fully described in this Item 7, under “Liquidity and Capital Resources.”

Other income (expense), net includes gains and losses on derivative instruments not designated as hedges, foreign currency transaction gains and losses, gains and losses on the liquidation of foreign subsidiaries and other miscellaneous income (expense).

Our effective tax rate for the periods presented includes the effects of state income taxes, net of federal tax benefit, uncertain tax positions, tax holidays, valuation allowance changes, foreign rate differentials, foreign withholding and other taxes, and permanent differences.

Recent Developments

U.S. 2017 Tax Reform Act

On December 20, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Reform Act”) was approved by Congress and received presidential approval on December 22, 2017. In general, the 2017 Tax Reform Act reduces the U.S. corporate income tax rate from 35% to 21%, effective in 2018. The 2017 Tax Reform Act moves from a worldwide business taxation approach to a participation exemption regime. The 2017 Tax Reform Act also imposes base-erosion prevention measures on non-U.S. earnings of U.S. entities, as well as a one-time mandatory deemed repatriation tax on accumulated non-U.S. earnings. The 2017 Tax Reform Act will have an impact on our consolidated financial results beginning with the fourth quarter of 2017, the period of enactment. This impact, along with the transitional taxes discussed in Note 20, Income Taxes, of the accompanying “Notes to Consolidated Financial Statements” is reflected in the Other segment.

Acquisitions

On May 31, 2017, we completed the acquisition of certain assets of a Global 2000 telecommunications service provider (the “Telecommunications Asset acquisition”), to strengthen and create new partnerships and expand our geographic footprint in North America. The total purchase price of $7.5 million was funded through cash on hand. The results of operations of the Telecommunications Asset acquisition have been reflected in the accompanying Consolidated Statement of Operations since May 31, 2017.

In April 2016, we completed the acquisition of Clear Link Holdings, LLC (“Clearlink”), to expand our suite of service offerings while creating differentiation in the marketplace, broadening our addressable market opportunity and extending executive level reach within our existing clients’ organization. We refer to such acquisition herein as the “Clearlink acquisition.” The total purchase price of $207.9 million was funded by borrowings under our existing credit facility. The results of operations of Clearlink have been reflected in the accompanying Consolidated Statements of Operations since April 1, 2016.

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

Results of Operations

The following table sets forth, for the years indicated, the amounts reflected in the accompanying Consolidated Statements of Operations as well as the changes between the respective years:

	Years Ended December 31,
(in thousands)	2017	2016	2017 $ Change	2015	2016 $ Change
Revenues	$1,586,008	$1,460,037	$125,971	$1,286,340	$173,697
Operating expenses:
Direct salaries and related costs	1,039,790	947,677	92,113	836,516	111,161
General and administrative	376,863	351,722	25,141	297,638	54,084
Depreciation, net	55,972	49,013	6,959	43,752	5,261
Amortization of intangibles	21,082	19,377	1,705	14,170	5,207
Impairment of long-lived assets	5,410	-	5,410	-	-

Total operating expenses	1,499,117	1,367,789	131,328	1,192,076	175,713

Income from operations	86,891	92,248	(5,357)	94,264	(2,016)

Other income (expense):
Interest income	696	607	89	668	(61)
Interest (expense)	(7,689)	(5,570)	(2,119)	(2,465)	(3,105)
Other income (expense), net	1,409	1,599	(190)	(2,484)	4,083

Total other income (expense), net	(5,584)	(3,364)	(2,220)	(4,281)	917

Income before income taxes	81,307	88,884	(7,577)	89,983	(1,099)
Income taxes	49,091	26,494	22,597	21,386	5,108

Net income	$32,216	$62,390	$(30,174)	$68,597	$(6,207)

The following table sets forth, for the years indicated, the amounts presented in the accompanying Consolidated Statements of Operations as a percentage of revenues:

	Years Ended December 31,
	2017	2016	2015
Percentage of Revenue:
Revenues	100.0%	100.0%	100.0%
Direct salaries and related costs	65.6	64.9	65.0
General and administrative	23.8	24.1	23.1
Depreciation, net	3.5	3.4	3.4
Amortization of intangibles	1.3	1.3	1.1
Impairment of long-lived assets	0.3	-	-

Income from operations	5.5	6.3	7.4
Interest income	0.0	0.0	(0.0)
Interest (expense)	(0.5)	(0.4)	(0.2)
Other income (expense), net	0.1	0.2	(0.2)

Income before income taxes	5.1	6.1	7.0
Income taxes	3.1	1.8	1.7

Net income	2.0%	4.3%	5.3%

2017 Compared to 2016

Revenues

	Years Ended December 31,
	2017		2016
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change
Americas	$1,325,643	83.6%	$1,220,818	83.6%	$104,825
EMEA	260,283	16.4%	239,089	16.4%	21,194
Other	82	0.0%	130	0.0%	(48)

Consolidated	$1,586,008	100.0%	$1,460,037	100.0%	$125,971

Consolidated revenues increased $126.0 million, or 8.6%, in 2017 from 2016.

The increase in Americas’ revenues was primarily due to higher volumes from existing clients of $51.3 million, new client sales of $51.1 million and Clearlink acquisition revenues of $43.1 million, partially offset by end-of-life client programs of $39.7 million and the negative foreign currency impact of $1.0 million. Revenues from our offshore operations represented 40.7% of Americas’ revenues, compared to 41.2% in 2016.

The increase in EMEA’s revenues was primarily due to higher volumes from existing clients of $24.9 million and new client sales of $2.7 million, partially offset by end-of-life client programs of $3.5 million and the negative foreign currency impact of $2.9 million.

On a consolidated basis, we had 52,600 brick-and-mortar seats as of December 31, 2017, an increase of 4,900 seats from 2016. Included in this seat count are 2,900 seats associated with the Telecommunications Asset acquisition. This increase in seats, net of the Telecommunications Asset acquisition additions, reflects seat additions to support higher projected demand. The capacity utilization rate on a combined basis was 72% in 2017, compared to 75% in 2016. This decrease was primarily due to capacity additions owing to higher projected demand and certain operational inefficiencies.

On a geographic segment basis, 45,400 seats were located in the Americas, an increase of 4,200 seats from 2016, and 7,200 seats were located in EMEA, an increase of 700 seats from 2016. The capacity utilization rate for the Americas in 2017 was 71%, compared to 74% in 2016, down primarily due to the aforementioned factors. The capacity utilization rate for EMEA in 2017 was 81%, compared to 80% in 2016. We expect to rationalize excess capacity during 2018. We strive to attain a capacity utilization of 85% at each of our locations.

Direct Salaries and Related Costs

	Years Ended December 31,
	2017		2016
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$856,419	64.6%	$779,183	63.8%	$77,236	0.8%
EMEA	183,371	70.5%	168,494	70.5%	14,877	0.0%

Consolidated	$1,039,790	65.6%	$947,677	64.9%	$92,113	0.7%

The increase of $92.1 million in direct salaries and related costs included a positive foreign currency impact of $8.7 million in the Americas and a positive foreign currency impact of $1.1 million in EMEA.

The increase in Americas’ direct salaries and related costs, as a percentage of revenues, was primarily attributable to higher compensation costs of 0.5% and higher customer-acquisition advertising costs of 0.5% in connection with Clearlink’s operations, partially offset by lower communication costs of 0.2%.

EMEA’s direct salaries and related costs, as a percentage of revenues, remained consistent and were primarily attributable to higher compensation costs of 0.4% and higher other costs of 0.4%, offset by lower fulfillment materials costs of 0.8%.

General and Administrative

	Years Ended December 31,
	2017		2016
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$259,705	19.6%	$240,739	19.7%	$18,966	-0.1%
EMEA	54,696	21.0%	46,635	19.5%	8,061	1.5%
Other	62,462	-	64,348	-	(1,886)	-

Consolidated	$376,863	23.8%	$351,722	24.1%	$25,141	-0.3%

The increase of $25.1 million in general and administrative expenses included a positive foreign currency impact of $2.7 million in the Americas and a positive foreign currency impact of $1.0 million in EMEA.

The decrease in Americas’ general and administrative expenses, as a percentage of revenues, was primarily attributable to a reduction in technology costs of 0.2% allocated from corporate and lower technology equipment and maintenance costs of 0.2%, partially offset by higher compensation costs of 0.2% and higher other costs of 0.1%.

The increase in EMEA’s general and administrative expenses, as a percentage of revenues, was primarily attributable to a gain on settlement of Qelp’s contingent consideration in the prior period of 1.1%, higher compensation costs of 0.6% and higher recruiting costs of 0.4%, partially offset by lower advertising and marketing costs of 0.3% and lower other costs of 0.3%.

The decrease of $1.9 million in Other general and administrative expenses, which includes corporate and other costs, was primarily attributable to lower merger and integration costs of $3.8 million, lower compensation costs of $2.8 million and lower other costs of $0.1 million, partially offset by a reduction in technology costs of $2.5 million allocated to the Americas, higher legal and professional fees of $0.9 million, higher severance costs of $0.8 million and higher charitable contributions of $0.6 million.

Depreciation, Amortization and Impairment of Long-Lived Assets

	Years Ended December 31,
	2017		2016
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Depreciation, net:
Americas	$47,730	3.6%	$42,436	3.5%	$5,294	0.1%
EMEA	5,211	2.0%	4,532	1.9%	679	0.1%
Other	3,031	-	2,045	-	986	-

Consolidated	$55,972	3.5%	$49,013	3.4%	$6,959	0.1%

Amortization of intangibles:
Americas	$20,144	1.5%	$18,329	1.5%	$1,815	0.0%
EMEA	938	0.4%	1,048	0.4%	(110)	0.0%
Other	-	-	-	-	-	-

Consolidated	$21,082	1.3%	$19,377	1.3%	$1,705	0.0%

Impairment of long-lived assets:
Americas	$5,410	0.4%	$-	0.0%	$5,410	0.4%
EMEA	-	0.0%	-	0.0%	-	0.0%
Other	-	-	-	-	-	-

Consolidated	$5,410	0.3%	$-	0.0%	$5,410	0.3%

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

See Note 4, Fair Value, of the “Notes to Consolidated Financial Statements” for further information regarding the impairment of long-lived assets.

Other Income (Expense)

	Years Ended December 31,
(in thousands)	2017	2016	$ Change
Interest income	$696	$607	$89

Interest (expense)	$(7,689)	$(5,570)	$(2,119)

Other income (expense), net:
Foreign currency transaction gains (losses)	$(548)	$3,348	$(3,896)
Gains (losses) on derivative instruments not designated as hedges	143	(2,270)	2,413
Other miscellaneous income (expense)	1,814	521	1,293

Total other income (expense), net	$1,409	$1,599	$(190)

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

Income Taxes

	Years Ended December 31,
(in thousands)	2017	2016	$ Change
Income before income taxes	$81,307	$88,884	$(7,577)
Income taxes	$49,091	$26,494	$22,597
			% Change
Effective tax rate	60.4%	29.8%	30.6%

The increase in the effective tax rate in 2017 compared to 2016 is primarily due to a $32.7 million one-time mandatory deemed repatriation tax on undistributed non-U.S. earnings resulting from the 2017 Tax Reform Act. This increase in the effective tax rate was partially offset by several other factors including the recognition of $2.0 million of previously unrecognized tax benefits, inclusive of penalties and interest, $1.2 million arising from the effective settlement of the Canadian Revenue Agency audit and $0.8 million arising from other favorable audit settlements and statute of limitation expirations. Additionally, we recognized a $0.8 million benefit related to the increase in anticipated tax credits and reductions in estimated non-deferred foreign income, as well as a $0.3 million benefit for the release of a valuation allowance where it is more likely than not that the benefit will be realized. We also recognized a $0.9 million benefit resulting from the adoption of ASU 2016-09 on January 1, 2017. The effective tax rate was also affected by shifts in earnings among the various jurisdictions in which we operate. Several additional factors, none of which are individually material, also impacted the rate.

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

General and Administrative

	Years Ended December 31,
	2016		2015
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$240,739	19.7%	$193,506	18.5%	$47,233	1.2%
EMEA	46,635	19.5%	48,869	20.3%	(2,234)	-0.8%
Other	64,348	-	55,263	-	9,085	-

Consolidated	$351,722	24.1%	$297,638	23.1%	$54,084	1.0%

The increase of $54.1 million in general and administrative expenses included a positive foreign currency impact of $3.7 million in the Americas and a positive foreign currency impact of $2.0 million in EMEA.

The increase in Americas’ general and administrative expenses, as a percentage of revenues, was primarily attributable to higher compensation costs of 0.9% and higher other costs of 0.5%, partially offset by a reduction in technology costs of 0.2% allocated from corporate.

The decrease in EMEA’s general and administrative expenses, as a percentage of revenues, was primarily attributable to a gain on settlement of Qelp’s contingent consideration of 1.1%, lower facility-related costs of 0.6% and lower other costs of 0.1%, partially offset by higher compensation costs of 0.6%, higher consulting costs of 0.2% and higher recruiting costs of 0.2%.

The increase of $9.1 million in Other general and administrative expenses, which includes corporate and other costs, was primarily attributable to higher merger and integration costs of $4.0 million, higher compensation costs of $2.6 million, a reduction in technology costs of $1.9 million allocated to the Americas, higher software maintenance costs of $0.5 million and higher consulting costs of $0.3 million, partially offset by lower other costs of $0.2 million.

Depreciation and Amortization

	Years Ended December 31,
	2016		2015
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Depreciation, net:
Americas	$42,436	3.5%	$37,842	3.6%	$4,594	-0.1%
EMEA	4,532	1.9%	4,559	1.9%	(27)	0.0%
Other	2,045	-	1,351	-	694	-

Consolidated	$49,013	3.4%	$43,752	3.4%	$5,261	0.0%

Amortization of intangibles:
Americas	$18,329	1.5%	$13,648	1.3%	$4,681	0.2%
EMEA	1,048	0.4%	522	0.2%	526	0.2%
Other	-	-	-	-	-	-

Consolidated	$19,377	1.3%	$14,170	1.1%	$5,207	0.2%

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

Other Income (Expense)

	Years Ended December 31,
(in thousands)	2016	2015	$ Change
Interest income	$607	$668	$(61)

Interest (expense)	$(5,570)	$(2,465)	$(3,105)

Other income (expense), net:
Foreign currency transaction gains (losses)	$3,348	$(2,924)	$6,272
Gains (losses) on derivative instruments not designated as hedges	(2,270)	1,374	(3,644)
Gains (losses) on liquidation of foreign subsidiaries	-	(647)	647
Other miscellaneous income (expense)	521	(287)	808

Total other income (expense), net	$1,599	$(2,484)	$4,083

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

Quarterly Results

The following information presents our unaudited quarterly operating results for 2017 and 2016. The data has been prepared on a basis consistent with the accompanying Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, and includes all adjustments, consisting of normal recurring accruals, that we consider necessary for a fair presentation thereof.

(in thousands, except per share data)	12/31/2017	9/30/2017	6/30/2017	3/31/2017	12/31/2016	9/30/2016	6/30/2016	3/31/2016
Revenues	$419,247	$407,309	$375,438	$384,014	$389,146	$385,743	$364,402	$320,746
Operating expenses:
Direct salaries and related costs	276,466	267,516	248,643	247,165	252,821	249,859	239,442	205,555
General and administrative (1,2,3,4)	99,199	93,364	92,246	92,054	88,922	87,955	94,335	80,510
Depreciation, net	14,577	14,227	13,820	13,348	13,265	13,004	11,960	10,784
Amortization of intangibles	5,308	5,293	5,250	5,231	5,233	5,254	5,263	3,627
Impairment of long-lived assets (5)	339	680	4,189	202	-	-	-	-

Total operating expenses	395,889	381,080	364,148	358,000	360,241	356,072	351,000	300,476

Income from operations	23,358	26,229	11,290	26,014	28,905	29,671	13,402	20,270

Other income (expense):
Interest income	228	169	144	155	178	135	141	153
Interest (expense) (6)	(2,104)	(2,021)	(1,865)	(1,699)	(1,603)	(1,578)	(1,581)	(808)
Other income (expense), net	(338)	64	831	852	(1,002)	981	1,067	553

Total other income (expense), net	(2,214)	(1,788)	(890)	(692)	(2,427)	(462)	(373)	(102)

Income before income taxes	21,144	24,441	10,400	25,322	26,478	29,209	13,029	20,168
Income taxes (7)	38,180	2,746	1,555	6,610	8,450	7,939	3,891	6,214

Net income	$(17,036)	$21,695	$8,845	$18,712	$18,028	$21,270	$9,138	$13,954

Net income (loss) per common share: (8)
Basic	$(0.41)	$0.52	$0.21	$0.45	$0.43	$0.51	$0.22	$0.33
Diluted	$(0.41)	$0.52	$0.21	$0.45	$0.43	$0.50	$0.22	$0.33

Weighted average shares:
Basic	41,888	41,879	41,854	41,654	41,768	41,938	41,970	41,704
Diluted	41,888	42,033	41,934	41,905	42,114	42,224	42,101	42,023

(1)

The quarters ended December 31, 2017, September 30, 2017, June 30, 2017 and March 31, 2017 include $0.4 million, $0.3 million, $0.4 million and $0.1 million of acquisition-related costs, respectively, related to the Telecommunications Asset acquisition as well as another immaterial acquisition. The quarters ended December 31, 2016, September 30, 2016, June 30, 2016 and March 31, 2016 include less than $0.1 million, $0.2 million, $3.0 million and $1.4 million of Clearlink acquisition-related costs, respectively. See Note 2, Acquisitions, for further information.

(2)

The quarters ended September 30, 2017, June 30, 2017 and March 31, 2017 include (gain) loss on contingent consideration of $0.1 million, $(0.3) million and $(0.4) million, respectively. The quarters ended December 31, 2016 and September 30, 2016 include (gain) loss on contingent consideration of $0.5 million and $(2.8) million, respectively. See Note 4, Fair Value, for further information.

(3)

The quarters ended December 31, 2017, September 30, 2017, June 30, 2017 and March 31, 2017 include $0.2 million, $0.1 million, $0.1 million and $0.1 million of net loss on disposal of property and equipment, respectively. The quarters ended December 31, 2016, September 30, 2016 and June 30, 2016 include $0.2 million, $0.1 million and $0.1 million of net loss on disposal of property and equipment, respectively.

(4)

The quarter ended December 31, 2016 includes a $0.2 million (gain) on the sale of fixed assets, land and building located in Morganfield, Kentucky. See Note 12, Property and Equipment, for further information.

(5)

Impairment, primarily leasehold improvements and equipment in the Americas, was related to an effort to streamline excess capacity subsequent to the Telecommunications Asset acquisition. See Note 4, Fair Value, for further information.

(6)

The quarters ended December 31, 2016, September 30, 2016, June 30, 2016 and March 31, 2016 include less than $(0.1) million, $(0.2) million, $(0.3) million and $(0.2) million of interest accretion on contingent consideration, respectively. See Note 4, Fair Value, for further information.

(7)	The quarter ended December 31, 2017 includes $32.7 million related to the impact of the 2017 Tax Reform Act.
(8)	Net income (loss) per basic and diluted common share is computed independently for each of the quarters presented and, therefore, may not sum to the total for the year.

Business Outlook

For the three months ended March 31, 2018, we anticipate the following financial results:

●	Revenues in the range of $407.0 million to $412.0 million;
●	Effective tax rate of approximately 28%;
●	Fully diluted share count of approximately 42.2 million;
●	Diluted earnings per share in the range of $0.15 to $0.18; and
●	Capital expenditures in the range of $13.0 million to $16.0 million

For the twelve months ended December 31, 2018, we anticipate the following financial results:

●	Revenues in the range of $1,687.0 million to $1,707.0 million;
●	Effective tax rate of approximately 21%;
●	Fully diluted share count of approximately 42.2 million;
●	Diluted earnings per share in the range of $1.54 to $1.67; and
●	Capital expenditures in the range of $50.0 million to $55.0 million

Our business outlook reflects the continuation of healthy demand trends. This demand trend spans various verticals, including financial services, technology, retail and travel. Our implied operating margin, however, reflects the impact of labor tightness and wage inflation cross-currents primarily in the U.S. that have swiftly broadened in span and scope given the changes in the economic backdrop in the U.S. spurred in party by the passage of 2017 Tax Reform Act. We continue to address the challenges in the U.S. through various measures, including shifting some existing and new client demand to either better positioned facilities, to at-home agent or to other international geographies, coupled with rationalizing excess capacity as well as negotiating price increases where feasible. Our first quarter 2018 outlook reflects the above actions and we expect operational improvements from these actions as the year progresses.

Our revenues and earnings per share assumptions for the first quarter and full year 2018 are based on foreign exchange rates as of February 2018. Therefore, the continued volatility in foreign exchange rates between the U.S. dollar and the functional currencies of the markets we serve could have a further impact, positive or negative, on revenues and earnings per share relative to the business outlook for the first quarter and full-year as discussed above.

We anticipate total other interest income (expense), net of approximately $(0.7) million for the first quarter and $(3.2) million for the full year 2018. The reduction in interest expense in 2018 versus 2017 largely reflects the $175.0 million repayment of long-term debt outstanding under 2015 Credit Agreement in January 2018, partially offset by expectations of planned interest rates increases on the remaining borrowings and increased fees related to the undrawn portion of the credit facility. The amounts in the other interest income (expense), net, however, exclude the potential impact of any future foreign exchange gains or losses.

We expect a reduction in our full-year 2018 effective tax rate compared to 2017 due largely to the 2017 Tax Reform Act, which reduced U.S. corporate income tax rate to 21% from 35%.

Not included in this guidance is the impact of any future acquisitions, share repurchase activities or a potential sale of previously exited customer engagement centers.

Liquidity and Capital Resources

Our primary sources of liquidity are generally cash flows generated by operating activities and from available borrowings under our revolving credit facility. We utilize these capital resources to make capital expenditures associated primarily with our customer engagement services, invest in technology applications and tools to further develop our service offerings and for working capital and other general corporate purposes, including the repurchase of our common stock in the open market and to fund acquisitions. In future periods, we intend similar uses of these funds.

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

During 2017, cash increased $134.8 million from operating activities, $8.0 million from proceeds from issuance of long-term debt and $0.2 million of proceeds from grants, which was partially offset by $63.3 million used for capital expenditures, $9.1 million of cash paid for acquisitions, a $5.8 million payment of contingent consideration, a $5.1 million settlement of the net investment hedge, a $5.0 million investment in equity method investees, a $4.8 million purchase of intangible assets and $3.9 million to repurchase common stock for minimum tax withholding on equity awards, resulting in a $77.1 million increase in available cash (including the favorable effects of foreign currency exchange rates on cash and cash equivalents of $31.1 million).

Net cash flows provided by operating activities for 2017 were $134.8 million, compared to $132.8 million in 2016. The $2.0 million increase in net cash flows from operating activities was due to a net increase of $18.5 million in cash flows from assets and liabilities and a $13.6 million increase in non-cash reconciling items such as depreciation, amortization, impairment losses and unrealized foreign currency transaction (gains) losses, net, partially offset by a $30.1 million decrease in net income. The $18.5 million increase in cash flows from assets and liabilities was principally a result of a $22.8 million decrease in accounts receivable, a $6.1 million increase in other liabilities and a $5.7 million decrease in other assets, partially offset by a $12.2 million decrease in deferred revenue and a $3.9 million increase in taxes receivable, net. The $22.8 million decrease in the change in accounts receivable was primarily due to the timing of billings and collections in 2017 over 2016.

Capital expenditures, which are generally funded by cash generated from operating activities, available cash balances and borrowings available under our credit facilities, were $63.3 million for 2017, compared to $78.3 million for 2016, a decrease of $15.0 million. In 2018, we anticipate capital expenditures in the range of $50.0 million to $55.0 million, primarily for new seat additions, facility upgrades, maintenance and systems infrastructure.

On May 12, 2015, we entered into a $440 million revolving credit facility (the “2015 Credit Agreement”) with a group of lenders and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent, Swing Line Lender and Issuing Lender (“KeyBank”). The 2015 Credit Agreement is subject to certain borrowing limitations and includes certain customary financial and restrictive covenants. At December 31, 2017, we were in compliance with all loan requirements of the 2015 Credit Agreement and had $275.0 million of outstanding borrowings under this facility. On April 1, 2016, we borrowed $216.0 million under the 2015 Credit Agreement in connection with the acquisition of Clearlink. See Note 2, Acquisitions, of “Notes to Consolidated Financial Statements” for further information.

In January 2018, we repaid $175.0 million of long-term debt outstanding under our 2015 Credit Agreement, primarily using funds we repatriated from our foreign subsidiaries, resulting in a remaining outstanding debt balance of $100.0 million. Our 2018 interest expense will vary based on our usage of the facility and market interest rates.

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

Our credit agreements had an average daily utilization of $268.8 million, $222.6 million and $70.0 million during the years ended December 31, 2017, 2016 and 2015, respectively. During the years ended December 31, 2017, 2016, and 2015, the related interest expense, including the commitment fee and excluding the amortization of deferred loan fees, was $6.7 million, $4.0 million and $1.3 million, respectively, which represented weighted average interest rates of 2.5%, 1.8% and 1.9%, respectively.

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

We received assessments for the Canadian 2003-2009 audit. Requests for Competent Authority Assistance were filed with both the Canadian Revenue Agency and the U.S. Internal Revenue Service and we paid mandatory security deposits to Canada as part of this process. The total amount of deposits was $13.8 million as of December 31, 2016 (none at December 31, 2017) and was included in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheet. As of June 30, 2017, we determined that all material aspects of the Canadian audit were effectively settled pursuant to ASC 740, Income Taxes. As a result, we recognized an income tax benefit of $1.2 million, net of the U.S. tax impact, and the deposits were netted against the anticipated liability.

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

As part of the April 2016 Clearlink acquisition, we assumed contingent consideration liabilities related to four separate acquisitions made by Clearlink in 2015 and 2016, prior to the Clearlink acquisition. The fair value of the contingent consideration related to these previous acquisitions was $2.8 million as of April 1, 2016 and was based on achieving targets primarily tied to revenues for varying periods of time during 2016 and 2017. As of October 31, 2017, no contingent consideration liability remained.

As part of the July 2015 Qelp acquisition, we recorded contingent consideration of $6.0 million as part of the purchase price. On September 26, 2016, we entered into an addendum to the Qelp purchase agreement with the sellers to settle the outstanding contingent consideration for EUR 4.0 million to be paid by June 30, 2017. We paid $4.4 million in May 2017 to settle the outstanding contingent consideration obligation.

As of December 31, 2017, we had $343.7 million in cash and cash equivalents, of which approximately 97.5%, or $335.1 million, was held in international operations. Most of these funds will not be subject to additional taxes if repatriated to the United States. There are circumstances where we may be unable to repatriate some of the cash and cash equivalents held by our international operations due to country restrictions.

The 2017 Tax Reform Act provides for a one-time transition tax based on our undistributed foreign earnings on which we previously had deferred U.S. income taxes. We recorded a $28.3 million provisional liability, which is net of $5.0 million of available tax credits, for our one-time transition tax, of which $3.8 million and $24.5 million were included in “Income taxes payable” and “Long-term income tax liabilities,” respectively, in the accompanying Consolidated Balance Sheet as of December 31, 2017. This transition tax liability will be paid over the next eight years. No additional income taxes have been provided for any remaining outside basis difference inherent in these foreign subsidiaries as these amounts continue to be indefinitely reinvested in foreign operations.

We expect our current cash levels and cash flows from operations to be adequate to meet our anticipated working capital needs, including investment activities such as capital expenditures and debt repayment for the next twelve months and the foreseeable future. However, from time to time, we may borrow funds under our 2015 Credit Agreement as a result of the timing of our working capital needs, including capital expenditures.

Our cash resources could also be affected by various risks and uncertainties, including but not limited to, the risks detailed in Item 1A, Risk Factors.

Off-Balance Sheet Arrangements and Other

At December 31, 2017, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Contractual Obligations

The following table summarizes our contractual cash obligations at December 31, 2017, and the effect these obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years	Other
Operating leases (1)	$243,026	$52,518	$82,101	$52,482	$55,925	$-
Purchase obligations (2)	78,199	51,279	26,792	128	-	-
Accounts payable (3)	32,133	32,133	-	-	-	-
Accrued employee compensation and benefits (3)	102,893	102,893	-	-	-	-
Income taxes payable (4)	2,606	2,606	-	-	-	-
Other accrued expenses and current liabilities (5)	30,710	30,710	-	-	-	-
Long-term debt (6)	275,000	-	275,000	-	-	-
Long-term income tax liabilities (7)	27,098	-	4,255	4,255	15,955	2,633
Other long-term liabilities (8)	6,138	458	1,732	634	3,314	-

	$797,803	$272,597	$389,880	$57,499	$75,194	$2,633

(1)	Amounts represent the expected cash payments under our operating leases.
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

(3)	Accounts payable and accrued employee compensation and benefits, which represent amounts due to vendors and employees payable within one year.
(4)	Income taxes payable, which represents amounts due to taxing authorities payable within one year.
(5)

Other accrued expenses and current liabilities, which exclude deferred grants, include amounts primarily related to restructuring costs, legal and professional fees, telephone charges, rent, derivative contracts and other accruals.

(6)	Amount represents total outstanding borrowings. See Note 18, Borrowings, to the accompanying Consolidated Financial Statements.
(7)

Long-term income tax liabilities include amounts owed over the next eight years related to our deemed repatriation under the 2017 Tax Reform Act as well as uncertain tax positions and related penalties and interest as discussed in Note 20, Income Taxes, to the accompanying Consolidated Financial Statements. We cannot make reasonably reliable estimates of the cash settlement of $2.6 million of the long-term liabilities with the taxing authority; therefore, amounts have been excluded from payments due by period.

(8)

Other long-term liabilities, which exclude deferred income taxes and other non-cash long-term liabilities and pension obligations. See Note 23, Defined Benefit Pension Plan and Postretirement Benefits, to the accompanying Consolidated Financial Statements.

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

Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts, $3.0 million as of December 31, 2017, or 0.9% of trade account receivables, for estimated losses arising from the inability of our customers to make required payments. Our estimate is based on qualitative and quantitative analyses, including credit risk measurement tools and methodologies using the publicly available credit and capital market information, a review of the current status of our trade accounts receivable and historical collection experience of our clients. It is reasonably possible that our estimate of the allowance for doubtful accounts will change if the financial condition of our customers were to deteriorate, resulting in a reduced ability to make payments.

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

As of December 31, 2017, we determined that a total valuation allowance of $32.4 million was necessary to reduce U.S. deferred tax assets by $0.9 million and foreign deferred tax assets by $31.5 million, where it was more likely than not that some portion or all of such deferred tax assets will not be realized. The recoverability of the remaining net deferred tax asset of $0.7 million as of December 31, 2017 is dependent upon future profitability within each tax jurisdiction. As of December 31, 2017, based on our estimates of future taxable income and any applicable tax-planning strategies within various tax jurisdictions, we believe that it is more likely than not that the remaining net deferred tax assets will be realized.

On December 22, 2017, the 2017 Tax Reform Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a participation exemption regime, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. We have estimated our provision for income taxes in accordance with the 2017 Tax Reform Act and guidance available as of the date of this filing and as a result have recorded $32.7 million as additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. The $32.7 million estimate includes the provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings of $32.7 million based on cumulative foreign earnings of $531.8 million and $1.0 million of foreign withholding taxes on certain anticipated distributions. The provisional tax expense was partially offset by a provisional benefit of $1.0 million related to the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future.

No additional income taxes have been provided for any remaining outside basis difference inherent in these entities as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining outside basis difference in these entities is not practicable due to the inherent complexity of the multi-national tax environment in which we operate.

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Reform Act. In accordance with SAB 118, we have determined that the deferred tax expense recorded in connection with the remeasurement of certain deferred tax assets and liabilities and the current tax expense recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings was a provisional amount and a reasonable estimate at December 31, 2017. Additional work is necessary for a more detailed analysis of our deferred tax assets and liabilities and our historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of identification, but no later than one year from the enactment date.

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

As of December 31, 2017, we had $1.3 million of unrecognized tax benefits, a net decrease of $7.2 million from $8.5 million as of December 31, 2016. The decrease was primarily due to the effective settlement of the Canadian Revenue Agency audit. Had we recognized these tax benefits, approximately $1.3 million and $8.5 million and the related interest and penalties would favorably impact the effective tax rate in 2017 and 2016, respectively. We anticipate that approximately $0.4 million of the unrecognized tax benefits will be recognized in the next twelve months due to a lapse in the applicable statute of limitations.

Our provision for income taxes is subject to volatility and is impacted by the distribution of earnings in the various domestic and international jurisdictions in which we operate. Our effective tax rate could be impacted by earnings being either proportionally lower or higher in foreign countries where we have tax rates different from the U.S. tax rates. In addition, we have been granted tax holidays in several foreign tax jurisdictions, which have various expiration dates ranging from 2019 through 2028. If we are unable to renew a tax holiday in any of these jurisdictions, our effective tax rate could be adversely impacted. In some cases, the tax holidays expire without possibility of renewal. In other cases, we expect to renew these tax holidays, but there are no assurances from the respective foreign governments that they will permit a renewal. The tax holidays decreased the provision for income taxes by $3.0 million, $3.3 million and $4.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. Our effective tax rate could also be affected by several additional factors, including changes in the valuation of our deferred tax assets or liabilities, changing legislation, regulations, and court interpretations that impact tax law in multiple tax jurisdictions in which we operate, as well as new requirements, pronouncements and rulings of certain tax, regulatory and accounting organizations.

Impairment of Long-Lived Assets

We evaluate the carrying value of property and equipment and intangible assets, which had a carrying value of $301.1 million as of December 31, 2017, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. An asset is considered to be impaired when the forecasted undiscounted cash flows of an asset group are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset group and its fair value. Fair value estimates are based on assumptions concerning the amount and timing of estimated future cash flows and assumed discount rates. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment and, therefore, might require an impairment charge in the future.

Impairment of Goodwill

We evaluate goodwill, which had a carrying value of $269.3 million as of December 31, 2017, for impairment at least annually on July 31st of each year, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. To assess the realizability of goodwill, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We may elect to forgo this option and proceed to the quantitative goodwill impairment test.

If we elect to perform the qualitative assessment and it indicates that a significant decline to fair value of a reporting unit is more likely than not, or if a reporting unit’s fair value has historically been closer to its carrying value, or we elect to forgo this qualitative assessment, we will proceed to the quantitative goodwill impairment test where we calculate the fair value of a reporting unit based on discounted future probability-weighted cash flows. If the quantitative goodwill impairment test indicates that the carrying value of a reporting unit is in excess of its fair value, we will recognize an impairment loss for the amount by which the carrying value exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Risk

Our earnings and cash flows are subject to fluctuations due to changes in currency exchange rates. We are exposed to foreign currency exchange rate fluctuations when subsidiaries with functional currencies other than the U.S. Dollar (“USD”) are translated into our consolidated financial statements. As exchange rates vary, those results, when translated, may vary from expectations and adversely impact profitability. The cumulative translation effects for subsidiaries using functional currencies other than USD are included in “Accumulated other comprehensive income (loss)” in shareholders’ equity. Movements in foreign currency exchange rates may negatively or positively affect our competitive position, as exchange rate changes may affect business practices and/or pricing strategies of non-U.S. based competitors.

We employ a foreign currency risk management program that periodically utilizes derivative instruments to protect against unanticipated fluctuations in certain earnings and cash flows caused by volatility in foreign currency exchange (“FX”) rates. We also utilize derivative contracts to hedge intercompany loan receivables and payables that are denominated in a foreign currency and to hedge net investments in foreign operations.

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

In order to hedge a portion of our anticipated revenues denominated in USD and EUR, we had outstanding forward contracts and options as of December 31, 2017 with counterparties through March 2019 with notional amounts totaling $168.5 million. As of December 31, 2017, we had net total derivative assets associated with these contracts with a fair value of $3.3 million, which will settle within the next 15 months. If the USD was to weaken against the PHP and CRC and the EUR was to weaken against the HUF and RON by 10% from current period-end levels, we would incur a loss of approximately $15.2 million on the underlying exposures of the derivative instruments. However, this loss would be mitigated by corresponding gains on the underlying exposures.

We had forward exchange contracts with notional amounts totaling $9.3 million that are not designated as hedges. The purpose of these derivative instruments is to protect against FX volatility pertaining to intercompany receivables and payables, and other assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies. As of December 31, 2017, the fair value of these derivatives was a net asset of $0.2 million. The potential loss in fair value at December 31, 2017 for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $1.9 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.

We had embedded derivative contracts with notional amounts totaling $13.5 million that are not designated as hedges. As of December 31, 2017, the fair value of these derivatives was a net liability of $0.5 million. The potential loss in fair value at December 31, 2017 for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $2.2 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.

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

Interest Rate Risk

Our exposure to interest rate risk results from variable debt outstanding under our revolving credit facility. We pay interest on outstanding borrowings at interest rates that fluctuate based upon changes in various base rates. As of December 31, 2017, we had $275.0 million in borrowings outstanding under the revolving credit facility. Based on our level of variable rate debt outstanding during the year ended December 31, 2017, a one-point increase in the weighted average interest rate, which generally equals the LIBOR rate plus an applicable margin, would have had a $2.7 million impact on our results of operations. In January 2018, we repaid $175.0 million of long-term debt outstanding under our 2015 Credit Agreement, resulting in a remaining outstanding debt balance of $100.0 million. Our 2018 interest expense will vary based on our usage of the facility and market interest rates.

We have not historically used derivative instruments to manage exposure to changes in interest rates.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are located beginning on page 51 and page 34 of this report, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management believes that, as of December 31, 2017, our internal control over financial reporting was effective.

Attestation Report of Independent Registered Public Accounting Firm

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on page 44.

Changes to Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sykes Enterprises, Incorporated

Tampa, Florida

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and schedule as of and for the year ended December 31, 2017 of the Company and our report dated March 1, 2018 expressed an unqualified opinion on those financial statements and schedule.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Certified Public Accountants

Tampa, Florida

March 1, 2018

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item, with the exception of information on Executive Officers which appears in this report in Item 1 under the caption “Executive Officers,” will be set forth in our Proxy Statement for the 2018 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2017 and is incorporated herein by reference.

Our Board of Directors has adopted a code of ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers. The full text of our code of ethics is posted on the investor relations page on our website which is located at http://investor.sykes.com under the heading “Documents & Charters” of the “Corporate Governance” section. We will post any amendments to our code of ethics, or waivers of its requirements, on our website.

Item 11. Executive Compensation

The information required by this Item will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this Item will be set forth in our Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this Item will be set forth in our Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

Consolidated Financial Statements

The Index to Consolidated Financial Statements is set forth on page 51 of this report.

Financial Statements Schedule

Schedule II — Valuation and Qualifying Accounts is set forth on page 108 of this report.

Other schedules have been omitted because they are not required or applicable or the information is included in the Consolidated Financial Statements or notes thereto.

Exhibits:

Exhibit Number	Exhibit Description

2.1 (P)	Articles of Merger between Sykes Enterprises, Incorporated, a North Carolina Corporation, and Sykes Enterprises, Incorporated, a Florida Corporation, dated March 1, 1996. (Incorporated herein by reference from exhibit to Form S-1, Registration No. 333-2324.)

2.2	Agreement and Plan of Merger, dated as of October 5, 2009, among ICT Group, Inc., Sykes Enterprises, Incorporated, SH Merger Subsidiary I, Inc., and SH Merger Subsidiary II, LLC. (Incorporated herein by reference from Exhibit 2.1 to Form 8-K filed on October 9, 2009.)

2.3	Agreement and Plan of Merger, dated as of July 27, 2012, by and among Sykes Enterprises, Incorporated, Sykes Acquisition Subsidiary II, Inc., Alpine Access, Inc., and Shareholder Representative Services LLC. (Incorporated herein by reference from Exhibit 2.1 to Form 8-K filed on July 30, 2012.)

2.4	Agreement and Plan of Merger, dated as of March 6, 2016, by and among Sykes Enterprises, Incorporated, Sykes Acquisition Corporation II, Inc., Clear Link Holdings, LLC, and Pamlico Capital Management, L.P. (Incorporated herein by reference from Exhibit 2.1 to Form 8-K filed on March 8, 2016.)

3.1	Articles of Incorporation of Sykes Enterprises, Incorporated, as amended. (Incorporated herein by reference from Exhibit 3.1 to Form S-3, Registration No. 333-38513, filed on October 23, 1997.)

3.2	Articles of Amendment to Articles of Incorporation of Sykes Enterprises, Incorporated, as amended. (Incorporated herein by reference from Exhibit 3.2 to Form 10-K filed on March 29, 1999.)

3.3	Bylaws of Sykes Enterprises, Incorporated, as amended. (Incorporated herein by reference from Exhibit 3.3 to Form 10-K filed on March 23, 2005.)

3.4	Amendment to Bylaws of Sykes Enterprises, Incorporated. (Incorporated herein by reference from Exhibit 3.1 to Form 8-K filed on March 24, 2014.)

4.1 (P)	Specimen certificate for the Common Stock of Sykes Enterprises, Incorporated. (Incorporated herein by reference from exhibit to Form S-1, Registration No. 333-2324.)

10.1 *	2004 Non-Employee Directors’ Fee Plan. (Incorporated herein by reference from Exhibit 10.1 to Form 10-Q filed on August 9, 2004.)

10.2 *	First Amended and Restated 2004 Non-Employee Director’s Fee Plan. (Incorporated herein by reference from Exhibit 10.1 to Form 10-Q filed on May 7, 2008.)

10.3 *	Second Amended and Restated 2004 Non-Employee Director’s Fee Plan. (Incorporated herein by reference from Exhibit 10.1 to Form 10-Q filed on November 5, 2008.)

10.4 *	Third Amended and Restated 2004 Non-Employee Director’s Fee Plan. (Incorporated herein by reference from Exhibit “A” to the Proxy Statement filed on April 22, 2009.)

10.5 *	Fourth Amended and Restated 2004 Non-Employee Director Fee Plan. (Incorporated herein by reference from Exhibit 10.1 to Form 10-Q filed on August 9, 2011.)

10.6 *	Fifth Amended and Restated 2004 Non-Employee Director Fee Plan. (Incorporated herein by reference from Exhibit 1 to the Proxy Statement filed on April 17, 2012.)

10.7 (P)*	Form of Split Dollar Plan Documents. (Incorporated herein by reference from exhibit to Form S-1, Registration No. 333-2324.)

10.8 (P)*	Form of Split Dollar Agreement. (Incorporated herein by reference from exhibit to Form S-1, Registration No. 333-2324.)

Exhibit Number	Exhibit Description

10.9 (P)	Form of Indemnity Agreement between Sykes Enterprises, Incorporated and directors & executive officers. (Incorporated herein by reference from exhibit to Form S-1, Registration No. 333-2324.)

10.10 *	2001 Equity Incentive Plan. (Incorporated herein by reference from Exhibit 10.32 to Form 10-Q filed on May 7, 2001.)

10.11 *	Form of Restricted Share And Stock Appreciation Right Award Agreement dated as of March 29, 2006. (Incorporated herein by reference from Exhibit 99.1 to Form 8-K filed on April 4, 2006.)

10.12 *	Form of Restricted Share And Bonus Award Agreement dated as of March 29, 2006. (Incorporated herein by reference from Exhibit 99.2 to Form 8-K filed on April 4, 2006.)

10.13 *	Form of Restricted Share Award Agreement dated as of May 24, 2006. (Incorporated herein by reference from Exhibit 99.1 to Form 8-K filed on May 31, 2006.)

10.14 *	Form of Restricted Share And Stock Appreciation Right Award Agreement dated as of January 2, 2007. (Incorporated herein by reference from Exhibit 99.1 to Form 8-K filed on December 28, 2006.)

10.15 *	Form of Restricted Share Award Agreement dated as of January 2, 2007. (Incorporated herein by reference from Exhibit 99.2 to Form 8-K filed on December 28, 2006.)

10.16 *	Form of Restricted Share and Stock Appreciation Right Award Agreement dated as of January 2, 2008. (Incorporated herein by reference from Exhibit 99.1 to Form 8-K filed on January 8, 2008.)

10.17 *	2011 Equity Incentive Plan. (Incorporated herein by reference from Exhibit 10.17 to Form 10-K filed on February 29, 2016.)

10.18 *	Founder’s Retirement and Consulting Agreement dated December 10, 2004 between Sykes Enterprises, Incorporated and John H. Sykes. (Incorporated herein by reference from Exhibit 99.1 to Form 8-K filed on December 16, 2004.)

10.19 *	Amended and Restated Employment Agreement dated as of December 30, 2008 between Sykes Enterprises, Incorporated and Charles E. Sykes. (Incorporated herein by reference from Exhibit 10.26 to Form 10-K filed on March 10, 2009.)

10.20 *	Amended and Restated Employment Agreement dated as of December 29, 2008 between Sykes Enterprises, Incorporated and Jenna R. Nelson. (Incorporated herein by reference from Exhibit 10.31 to Form 10-K filed on March 10, 2009.)

10.21 *	Amended and Restated Employment Agreement dated as of December 29, 2008 between Sykes Enterprises, Incorporated and James T. Holder. (Incorporated herein by reference from Exhibit 10.37 to Form 10-K filed on March 10, 2009.)

10.22 *	Amended and Restated Employment Agreement dated as of December 29, 2008 between Sykes Enterprises, Incorporated and William N. Rocktoff. (Incorporated herein by reference from Exhibit 10.38 to Form 10-K filed on March 10, 2009.)

10.23 *	Amended and Restated Employment Agreement dated as of December 29, 2008 between Sykes Enterprises, Incorporated and David L. Pearson. (Incorporated herein by reference from Exhibit 10.43 to Form 10-K filed on March 10, 2009.)

10.24	Lease Agreement, dated January 25, 2008, Lease Amendment Number One and Lease Amendment Number Two dated February 12, 2008 and May 28, 2008 respectively, between Sykes Enterprises, Incorporated and Kingstree Office One, LLC. (Incorporated herein by reference from Exhibit 99.1 to Form 8-K filed on May 29, 2008.)

10.25	Credit Agreement, dated May 12, 2015, between Sykes Enterprises, Incorporated, the lenders party thereto and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent. (Incorporated herein by reference from Exhibit 10.1 to Form 8-K filed on May 13, 2015.)

10.26 *	Employment Agreement, dated as of September 13, 2012, between Sykes Enterprises, Incorporated and Lawrence R. Zingale. (Incorporated herein by reference from Exhibit 99.2 to Form 8-K filed on September 19, 2012.)

10.27 *	Sykes Enterprises, Incorporated Deferred Compensation Plan Amended and Restated as of January 1, 2014. (Incorporated herein by reference from Exhibit 10.35 to Form 10-K filed on February 19, 2015.)

10.28 *	Employment Agreement, dated as of April 15, 2014, between Sykes Enterprises, Incorporated and John Chapman. (Incorporated herein by reference from Exhibit 99.1 to Form 8-K filed on April 15, 2014.)

10.29 *	Employment Agreement, dated as of October 29, 2014, between Sykes Enterprises, Incorporated and Andrew Blanchard. (Incorporated herein by reference from Exhibit 10.37 to Form 10-K filed on February 19, 2015.)

Exhibit Number	Exhibit Description

10.30 *	Employment Agreement, dated as of October 29, 2016, between Sykes Enterprises, Incorporated and James D. Farnsworth. (Incorporated herein by reference from Exhibit 10.36 to Form 10-K filed on March 1, 2017.)

10.31 *	Amended and Restated Sykes Enterprises, Incorporated Deferred Compensation Plan, effective as of January 1, 2016. (Incorporated herein by reference from Exhibit 10.37 to Form 10-K filed on March 1, 2017.)

10.32 *	First Amendment to the Amended and Restated Sykes Enterprises, Incorporated Deferred Compensation Plan, effective as of June 30, 2016. (Incorporated herein by reference from Exhibit 10.38 to Form 10-K filed on March 1, 2017.)

10.33 *	Second Amendment to the Amended and Restated Sykes Enterprises, Incorporated Deferred Compensation Plan, effective as of January 1, 2017. (Incorporated herein by reference from Exhibit 10.39 to Form 10-K filed on March 1, 2017.)

10.34 *	Third Amendment to the Amended and Restated Sykes Enterprises, Incorporated Deferred Compensation Plan, effective as of January 1, 2017. (Incorporated herein by reference from Exhibit 10.1 to Form 10-Q filed on August 9, 2017.)

10.35 *	Fourth Amendment to the Amended and Restated Sykes Enterprises, Incorporated Deferred Compensation Plan, effective as of July 1, 2017. (Incorporated herein by reference from Exhibit 10.2 to Form 10-Q filed on August 9, 2017.)

10.36 *	Amended and Restated Sykes Enterprises, Incorporated Deferred Compensation Plan, effective as of January 1, 2018. (Incorporated herein by reference from Exhibit 10.1 to Form 10-Q filed on November 9, 2017.)

21.1 +	List of subsidiaries of Sykes Enterprises, Incorporated.

23.1 +	Consent of Independent Registered Public Accounting Firm.

24.1 +	Power of Attorney relating to subsequent amendments (included on the signature page of this report).

31.1 +	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).

31.2 +	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).

32.1 ++	Certification of Chief Executive Officer, pursuant to Section 1350.

32.2 ++	Certification of Chief Financial Officer, pursuant to Section 1350.

101.INS +,#	XBRL Instance Document

101.SCH +,#	XBRL Taxonomy Extension Schema Document

101.CAL +,#	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB +,#	XBRL Taxonomy Extension Label Linkbase Document

101.PRE +,#	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF +,#	XBRL Taxonomy Extension Definition Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.
+	Filed herewith.
++	Furnished herewith.
#	Submitted electronically with this Annual Report.
(P)	This exhibit has been paper filed and is not subject to the hyperlinking requirements of Item 601 of Regulation S-K.

Item 16. Form 10-K Summary

Not Applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, and State of Florida, on this 1st day of March 2018.

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

Signature	Title	Date

/s/ James S. MacLeod James S. MacLeod	Chairman of the Board	March 1, 2018

/s/ Charles E. Sykes Charles E. Sykes	President and Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2018

/s/ Vanessa C.L. Chang Vanessa C.L. Chang	Director	March 1, 2018

/s/ Lt. Gen. Michael P. Delong (Ret.) Lt. Gen. Michael P. Delong (Ret.)	Director	March 1, 2018

/s/ Carlos E. Evans Carlos E. Evans	Director	March 1, 2018

/s/ Lorraine L. Lutton Lorraine L. Lutton	Director	March 1, 2018

/s/ William J. Meurer William J. Meurer	Director	March 1, 2018

/s/ William D. Muir, Jr. William D. Muir, Jr.	Director	March 1, 2018

/s/ Paul L. Whiting Paul L. Whiting	Director	March 1, 2018

/s/ John Chapman John Chapman	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sykes Enterprises, Incorporated

Tampa, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2018, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Certified Public Accountants

Tampa, Florida

March 1, 2018

We have served as the Company’s auditor since 2001.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share data)	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$343,734	$266,675
Receivables, net	341,958	318,558
Prepaid expenses	22,132	21,973
Other current assets	19,743	16,030

Total current assets	727,567	623,236
Property and equipment, net	160,790	156,214
Goodwill, net	269,265	265,404
Intangibles, net	140,277	153,055
Deferred charges and other assets	29,193	38,494

	$1,327,092	$1,236,403

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$32,133	$29,163
Accrued employee compensation and benefits	102,899	92,552
Income taxes payable	2,606	4,487
Deferred revenue	34,717	38,736
Other accrued expenses and current liabilities	30,888	37,919

Total current liabilities	203,243	202,857
Deferred grants	3,233	3,761
Long-term debt	275,000	267,000
Long-term income tax liabilities	27,098	19,326
Other long-term liabilities	22,039	18,937

Total liabilities	530,613	511,881

Commitments and loss contingency (Note 22)

Shareholders’ equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value per share, 200,000 shares authorized; 42,899 and 42,895 shares issued, respectively	429	429
Additional paid-in capital	282,385	281,357
Retained earnings	546,843	518,611
Accumulated other comprehensive income (loss)	(31,104)	(67,027)
Treasury stock at cost: 117 and 362 shares, respectively	(2,074)	(8,848)

Total shareholders’ equity	796,479	724,522

	$1,327,092	$1,236,403

See accompanying Notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended December 31,
(in thousands, except per share data)	2017	2016	2015
Revenues	$1,586,008	$1,460,037	$1,286,340
Operating expenses:
Direct salaries and related costs	1,039,790	947,677	836,516
General and administrative	376,863	351,722	297,638
Depreciation, net	55,972	49,013	43,752
Amortization of intangibles	21,082	19,377	14,170
Impairment of long-lived assets	5,410	-	-

Total operating expenses	1,499,117	1,367,789	1,192,076

Income from operations	86,891	92,248	94,264

Other income (expense):
Interest income	696	607	668
Interest (expense)	(7,689)	(5,570)	(2,465)
Other income (expense), net	1,409	1,599	(2,484)

Total other income (expense), net	(5,584)	(3,364)	(4,281)

Income before income taxes	81,307	88,884	89,983
Income taxes	49,091	26,494	21,386

Net income	$32,216	$62,390	$68,597

Net income per common share:
Basic	$0.77	$1.49	$1.64

Diluted	$0.76	$1.48	$1.62

Weighted average common shares outstanding:
Basic	41,822	41,847	41,899
Diluted	42,141	42,239	42,447

See accompanying Notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
(in thousands)	2017	2016	2015
Net income	$32,216	$62,390	$68,597

Other comprehensive income (loss), net of taxes:
Foreign currency translation gain (loss), net of taxes	36,078	(13,792)	(36,525)
Unrealized gain (loss) on net investment hedges, net of taxes	(5,220)	2,096	3,894
Unrealized gain (loss) on cash flow hedging instruments, net of taxes	4,696	(1,698)	(416)
Unrealized actuarial gain (loss) related to pension liability, net of taxes	449	96	21
Unrealized gain (loss) on postretirement obligation, net of taxes	(80)	(67)	(75)

Other comprehensive income (loss), net of taxes	35,923	(13,365)	(33,101)

Comprehensive income (loss)	$68,139	$49,025	$35,496

See accompanying Notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Additional		Accumulated Other
(in thousands)	Shares Issued	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2015	43,291	$433	$279,288	$400,514	$(20,561)	$(1,456)	$658,218
Stock-based compensation expense	-	-	8,749	-	-	-	8,749
Excess tax benefit from stock-based compensation	-	-	422	-	-	-	422
Issuance of common stock under equity award plans, net of forfeitures	477	5	166	-	-	(171)	-
Shares repurchased for tax withholding on equity awards	(129)	(1)	(3,325)	-	-	-	(3,326)
Repurchase of common stock	-	-	-	-	-	(20,879)	(20,879)
Retirement of treasury stock	(854)	(9)	(9,920)	(10,786)	-	20,715	-
Comprehensive income (loss)	-	-	-	68,597	(33,101)	-	35,496

Balance at December 31, 2015	42,785	428	275,380	458,325	(53,662)	(1,791)	678,680
Stock-based compensation expense	-	-	10,779	-	-	-	10,779
Excess tax benefit from stock-based compensation	-	-	2,098	-	-	-	2,098
Issuance of common stock under equity award plans, net of forfeitures	425	4	190	-	-	(194)	-
Shares repurchased for tax withholding on equity awards	(169)	(2)	(4,914)	-	-	-	(4,916)
Repurchase of common stock	-	-	-	-	-	(11,144)	(11,144)
Retirement of treasury stock	(146)	(1)	(2,176)	(2,104)	-	4,281	-
Comprehensive income (loss)	-	-	-	62,390	(13,365)	-	49,025

Balance at December 31, 2016	42,895	429	281,357	518,611	(67,027)	(8,848)	724,522
Cumulative effect of accounting change	-	-	232	(153)	-	-	79
Stock-based compensation expense	-	-	7,621	-	-	-	7,621
Issuance of common stock under equity award plans, net of forfeitures	386	4	250	-	-	(254)	-
Shares repurchased for tax withholding on equity awards	(132)	(1)	(3,881)	-	-	-	(3,882)
Retirement of treasury stock	(250)	(3)	(3,194)	(3,831)	-	7,028	-
Comprehensive income (loss)	-	-	-	32,216	35,923	-	68,139

Balance at December 31, 2017	42,899	$429	$282,385	$546,843	$(31,104)	$(2,074)	$796,479

See accompanying Notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2017	2016	2015
Cash flows from operating activities:
Net income	$32,216	$62,390	$68,597
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	56,482	49,600	44,515
Amortization of intangibles	21,082	19,377	14,170
Amortization of deferred grants	(716)	(845)	(973)
Impairment losses	5,410	-	-
Unrealized foreign currency transaction (gains) losses, net	(4,671)	(1,104)	318
Stock-based compensation expense	7,621	10,779	8,749
Deferred income tax provision (benefit)	7,908	2,339	2,515
Net (gain) loss on disposal of property and equipment	474	314	381
Write-downs (recoveries) of value added tax receivables	-	(148)	-
Unrealized (gains) losses and premiums on financial instruments, net	(98)	521	1,028
Foreign exchange (gain) loss on liquidation of foreign entities	(80)	(25)	720
Amortization of deferred loan fees	269	269	403
Net (gain) on insurance settlement	-	-	(919)
Proceeds from business interruption insurance settlement	-	-	156
Imputed interest expense and fair value adjustments to contingent consideration	(529)	(1,496)	408
Other	46	(12)	172

Changes in assets and liabilities, net of acquisitions:
Receivables	(10,154)	(32,905)	2,499
Prepaid expenses	(221)	(3,587)	(3,040)
Other current assets	(1,433)	(3,398)	(6,972)
Deferred charges and other assets	(930)	(1,286)	1,951
Accounts payable	7,286	(2,938)	(124)
Income taxes receivable / payable	1,137	4,999	(5,666)
Accrued employee compensation and benefits	5,101	15,699	(1,481)
Other accrued expenses and current liabilities	(5,548)	5,090	(1,564)
Deferred revenue	(5,866)	6,343	(2,559)
Other long-term liabilities	20,003	2,850	(2,398)

Net cash provided by operating activities	134,789	132,826	120,886

Cash flows from investing activities:
Capital expenditures	(63,344)	(78,342)	(49,662)
Cash paid for business acquisitions, net of cash acquired	(9,075)	(205,324)	(9,370)
Proceeds from property and equipment insurance settlement	-	-	1,490
Net investment hedge settlement	(5,122)	10,339	-
Purchase of intangible assets	(4,825)	(10)	-
Investment in equity method investees	(5,012)	-	-
Other	19	488	584

Net cash (used for) investing activities	(87,359)	(272,849)	(56,958)

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Continued)

	Years Ended December 31,
(in thousands)	2017	2016	2015
Cash flows from financing activities:
Payments of long-term debt	-	(19,000)	(10,000)
Proceeds from issuance of long-term debt	8,000	216,000	5,000
Cash paid for repurchase of common stock	-	(11,144)	(20,879)
Proceeds from grants	163	202	670
Payments of short-term debt	-	-	(323)
Shares repurchased for tax withholding on equity awards	(3,882)	(4,916)	(3,326)
Cash paid for loan fees related to long-term debt	-	-	(962)
Payments of contingent consideration related to acquisitions	(5,760)	(1,396)	-

Net cash provided by (used for) financing activities	(1,479)	179,746	(29,820)

Effects of exchange rates on cash and cash equivalents	31,108	(8,406)	(13,887)

Net increase in cash and cash equivalents	77,059	31,317	20,221

Cash and cash equivalents – beginning	266,675	235,358	215,137

Cash and cash equivalents – ending	$343,734	$266,675	$235,358

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$6,680	$4,003	$1,476
Cash paid during period for income taxes	$24,342	$18,764	$30,467

Non-cash transactions:
Property and equipment additions in accounts payable	$6,056	$10,692	$4,941
Unrealized gain (loss) on postretirement obligation in accumulated other comprehensive income (loss)	$(80)	$(67)	$(75)

See accompanying Notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1. Overview and Summary of Significant Accounting Policies

Business — Sykes Enterprises, Incorporated and consolidated subsidiaries (“SYKES” or the “Company”) is a leading provider of multichannel demand generation and global customer engagement services. SYKES provides differentiated full lifecycle customer engagement solutions and services to Global 2000 companies and their end customers primarily within the communications, financial services, technology, transportation and leisure, healthcare, retail and other industries. SYKES primarily provides customer engagement solutions and services with an emphasis on inbound multichannel demand generation, customer service and technical support to its clients’ customers. Utilizing SYKES’ integrated onshore/offshore global delivery model, SYKES provides its services through multiple communication channels including phone, e-mail, social media, text messaging, chat and digital self-service. SYKES also provides various enterprise support services in the United States that include services for its clients’ internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, SYKES also provides fulfillment services, which includes order processing, payment processing, inventory control, product delivery and product returns handling. The Company has operations in two reportable segments entitled (1) the Americas, which includes the United States, Canada, Latin America, Australia and the Asia Pacific Rim, in which the client base is primarily companies in the United States that are using the Company’s services to support their customer management needs; and (2) EMEA, which includes Europe, the Middle East and Africa.

U.S. 2017 Tax Reform Act

On December 20, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Reform Act”) was approved by Congress and received presidential approval on December 22, 2017. In general, the 2017 Tax Reform Act reduces the United States (“U.S.”) corporate income tax rate from 35% to 21%, effective in 2018. The 2017 Tax Reform Act moves from a worldwide business taxation approach to a participation exemption regime. The 2017 Tax Reform Act also imposes base-erosion prevention measures on non-U.S. earnings of U.S. entities, as well as a one-time mandatory deemed repatriation tax on accumulated non-U.S. earnings. The 2017 Tax Reform Act will have an impact on the consolidated financial results beginning with the fourth quarter of 2017, the period of enactment. This impact, along with the transitional taxes discussed in Note 20, Income Taxes, is reflected in the Other segment.

Acquisitions

On May 31, 2017, the Company completed the acquisition of certain assets of a Global 2000 telecommunications services provider, pursuant to a definitive Asset Purchase Agreement (the “Purchase Agreement”) entered into on April 24, 2017 (the “Telecommunications Asset acquisition”). The Company has reflected the Telecommunications Asset acquisition’s results in the Consolidated Financial Statements since May 31, 2017. See Note 2, Acquisitions, for additional information on the acquisition.

In April 2016, the Company completed the acquisition of Clear Link Holdings, LLC (“Clearlink”), pursuant to a definitive Agreement and Plan of Merger (the “Merger Agreement”), dated March 6, 2016. The Company has reflected Clearlink’s results in the Consolidated Financial Statements since April 1, 2016. See Note 2, Acquisitions, for additional information on the acquisition.

In July 2015, the Company completed the acquisition of Qelp B.V. and its subsidiary (together, known as “Qelp”), pursuant to a definitive Share Sale and Purchase Agreement, dated July 2, 2015. The Company has reflected Qelp’s results in the Consolidated Financial Statements since July 2, 2015. See Note 2, Acquisitions, for additional information on the acquisition.

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

Subsequent Events — Subsequent events or transactions have been evaluated through the date and time of issuance of the consolidated financial statements. On January 12, 2018, the Company repaid $175.0 million of long-term debt outstanding under its 2015 Credit Agreement. See Note 28, Subsequent Event, for further information. There were no other material subsequent events that required recognition or disclosure in the accompanying consolidated financial statements.

Recognition of Revenue — The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605, Revenue Recognition (“ASC 605”). The Company primarily recognizes revenues from services as the services are performed, which is based on either a per minute, per call, per transaction or per time and material basis, under a fully executed contractual agreement and record reductions to revenues for contractual penalties and holdbacks for failure to meet specified minimum service levels and other performance based contingencies. Revenue recognition is limited to the amount that is not contingent upon delivery of any future product or service or meeting other specified performance conditions. Product sales, accounted for within our fulfillment services, are recognized upon shipment to the customer and satisfaction of all obligations.

Cash and Cash Equivalents — Cash and cash equivalents consist of cash and highly liquid short-term investments. Cash in the amount of $343.7 million and $266.7 million at December 31, 2017 and 2016, respectively, was primarily held in non-interest bearing investments, which have original maturities of less than 90 days. Cash and cash equivalents of $335.1 million and $243.8 million at December 31, 2017 and 2016, respectively, were held in international operations. Most of these funds will not be subject to additional taxes if repatriated to the United States. There are circumstances where the Company may be unable to repatriate some of the cash and cash equivalents held by its international operations due to country restrictions.

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

The carrying value of property and equipment to be held and used is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360, Property, Plant and Equipment. For purposes of recognition and measurement of an impairment loss, assets are grouped at the lowest levels for which there are identifiable cash flows (the “asset group”). An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the amount by which the carrying value of the asset exceeds its estimated fair value, which is generally determined based on appraisals or sales prices of comparable assets or independent third party offers. Occasionally, the Company redeploys property and equipment from under-utilized centers to other locations to improve capacity utilization if it is determined that the related undiscounted future cash flows in the under-utilized centers would not be sufficient to recover the carrying amount of these assets. Other than what has been disclosed in Note 4, Fair Value, the Company determined that its property and equipment was not impaired as of December 31, 2017 and 2016.

Rent Expense — The Company has entered into operating lease agreements, some of which contain provisions for future rent increases, rent free periods, or periods in which rent payments are reduced. The total amount of the rental payments due over the lease term is being charged to rent expense on the straight-line method over the term of the lease in accordance with ASC 840, Leases.

Goodwill — The Company accounts for goodwill and other intangible assets under ASC 350, Intangibles — Goodwill and Other (“ASC 350”). The Company expects to receive future benefits from previously acquired goodwill over an indefinite period of time. For goodwill and other intangible assets with indefinite lives not subject to amortization, the Company reviews goodwill and intangible assets for impairment at least annually in the third quarter, and more frequently in the presence of certain circumstances. The Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company may elect to forgo this option and proceed to the quantitative goodwill impairment test. If the Company elects to perform the qualitative assessment and it indicates that a significant decline to fair value of a reporting unit is more likely than not, or if a reporting unit’s fair value has historically been closer to its carrying value, or the Company elects to forgo this qualitative assessment, the Company will proceed to the quantitative goodwill impairment test where the fair value of a reporting unit is calculated based on discounted future probability-weighted cash flows. If the quantitative goodwill impairment test indicates that the carrying value of a reporting unit is in excess of its fair value, the Company will recognize an impairment loss for the amount by which the carrying value exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit.

Intangible Assets — Definite-lived intangible assets, primarily customer relationships, are amortized using the straight-line method over their estimated useful lives which approximate the pattern in which the economic benefits of the assets are consumed. The Company periodically evaluates the recoverability of intangible assets and takes into account events or changes in circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. Fair value for intangible assets is based on discounted cash flows, market multiples and/or appraised values, as appropriate.

Income Taxes — The Company accounts for income taxes under ASC 740, Income Taxes (“ASC 740”) which requires recognition of deferred tax assets and liabilities to reflect tax consequences of differences between the tax bases of assets and liabilities and their reported amounts in the accompanying consolidated financial statements. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, both positive and negative, for each respective tax jurisdiction, it is more likely than not that the deferred tax assets will not be realized in accordance with the criteria of ASC 740. Valuation allowances are established against deferred tax assets due to an uncertainty of realization. Valuation allowances are reviewed each period on a tax jurisdiction by tax jurisdiction basis to analyze whether there is sufficient positive or negative evidence, in accordance with criteria of ASC 740, to support a change in judgment about the ability to realize the related deferred tax assets. Uncertainties regarding expected future income in certain jurisdictions could affect the realization of deferred tax assets in those jurisdictions.

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

The Company evaluates an equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. Factors considered by the Company when reviewing an equity method investment for impairment include the length of time (duration) and the extent (severity) to which the fair value of the equity method investment has been less than cost, the investee’s financial condition and near-term prospects, and the intent and ability to hold the investment for a period of time sufficient to allow for anticipated recovery. An impairment that is other-than-temporary is recognized in the period identified. As of December 31, 2017 and 2016, the Company did not identify any instances where the carrying values of its equity method investments were not recoverable.

In July 2017, the Company made a strategic investment of $10.0 million in XSell Technologies, Inc. (“XSell”) for 32.8% of XSell’s preferred stock. The Company plans to incorporate XSell’s machine learning and artificial intelligence algorithms into its business. The Company believes this will increase the sales performance of its agents to drive revenue for its clients, improve the experience of the Company’s clients’ end customers and enhance brand loyalty, reduce the cost of customer care and leverage analytics and machine learning to source the best agents and improve their performance.

The Company’s net investment in XSell of $9.8 million was included in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheet as of December 31, 2017. The Company paid $5.0 million in July 2017 with the remaining $5.0 million included in “Other accrued expenses and current liabilities” in the accompanying Consolidated Balance Sheet as of December 31, 2017. The Company’s proportionate share of XSell’s income (loss) of $(0.1) million was included in “Other income (expense), net” in the accompanying Consolidated Statement of Operations for the year ended December 31, 2017.

Customer-Acquisition Advertising Costs — The Company utilizes direct-response advertising the primary purpose of which is to elicit purchases from its clients’ customers. These costs are capitalized when they are expected to result in probable future benefits and are amortized over the period during which future benefits are expected to be received, which is generally less than one month. All other advertising costs are expensed as incurred. The Company had less than $0.1 million of capitalized direct-response advertising costs included in “Prepaid expenses” in the accompanying Consolidated Balance Sheets as of both December 31, 2017 and 2016. Total advertising costs included in “Direct salaries and related costs” in the accompanying Consolidated Statements of Operations for the years ended December 31, 2017 and 2016 was $36.7 million and $28.1 million, respectively (none in 2015). Total advertising costs included in “General and administrative” in the accompanying Consolidated Statement of Operations for the year ended December 31, 2017 were $0.1 million (none in 2016 or 2015).

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

In accordance with ASC 718, Compensation — Stock Compensation (“ASC 718”), the Company recognizes in its accompanying Consolidated Statements of Operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors. Compensation expense for equity-based awards is recognized over the requisite service period, usually the vesting period, while compensation expense for liability-based awards (those usually settled in cash rather than stock) is re-measured to fair value at each balance sheet date until the awards are settled.

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

Fair Value Measurements — ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles and expands disclosures about fair value measurements. ASC 820-10-20 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.

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

Foreign Currency Translation — The assets and liabilities of the Company’s foreign subsidiaries, whose functional currency is other than the U.S. Dollar, are translated at the exchange rates in effect on the reporting date, and income and expenses are translated at the weighted average exchange rate during the period. The net effect of translation gains and losses is not included in determining net income, but is included in “Accumulated other comprehensive income (loss)” (“AOCI”), which is reflected as a separate component of shareholders’ equity until the sale or until the complete or substantially complete liquidation of the net investment in the foreign subsidiary. Foreign currency transactional gains and losses are included in “Other income (expense), net” in the accompanying Consolidated Statements of Operations.

Foreign Currency and Derivative Instruments — The Company accounts for financial derivative instruments under ASC 815, Derivatives and Hedging (“ASC 815”). The Company generally utilizes non-deliverable forward contracts and options expiring within one to 24 months to reduce its foreign currency exposure due to exchange rate fluctuations on forecasted cash flows denominated in non-functional foreign currencies and net investments in foreign operations. In using derivative financial instruments to hedge exposures to changes in exchange rates, the Company exposes itself to counterparty credit risk.

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

Changes in the fair value of derivatives that are highly effective and designated as cash flow hedges are recorded in AOCI, until the forecasted underlying transactions occur. Any realized gains or losses resulting from the cash flow hedges are recognized together with the hedged transaction within “Revenues”. Changes in the fair value of derivatives that are highly effective and designated as a net investment hedge are recorded in cumulative translation adjustment in AOCI, offsetting the change in cumulative translation adjustment attributable to the hedged portion of the Company’s net investment in the foreign operation. Any realized gains and losses from settlements of the net investment hedge remain in AOCI until partial or complete liquidation of the net investment. Ineffectiveness is measured based on the change in fair value of the forward contracts and options and the fair value of the hypothetical derivatives with terms that match the critical terms of the risk being hedged. Hedge ineffectiveness is recognized within “Revenues” for cash flow hedges and within “Other income (expense), net” for net investment hedges. Cash flows from the derivative contracts are classified within the operating section in the accompanying Consolidated Statements of Cash Flows.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedging activities. This process includes linking all derivatives that are designated as cash flow hedges to forecasted transactions. Hedges of a net investment in a foreign operation are linked to the specific foreign operation. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective on a prospective and retrospective basis. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge or if a forecasted hedge is no longer probable of occurring, or if the Company de-designates a derivative as a hedge, the Company discontinues hedge accounting prospectively. At December 31, 2017 and 2016, all hedges were determined to be highly effective.

The Company also periodically enters into forward contracts that are not designated as hedges as defined under ASC 815. The purpose of these derivative instruments is to reduce the effects from fluctuations caused by volatility in currency exchange rates on the Company’s operating results and cash flows. Changes in the fair value of the derivative instruments are included in “Revenues” or “Other income (expense), net”, depending on the underlying risk exposure. See Note 10, Financial Derivatives, for further information on financial derivative instruments.

Reclassifications — Certain balances in prior years have been reclassified to conform to current year presentation.

New Accounting Standards Not Yet Adopted

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The amendments in ASU 2014-09 outline a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and indicate that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this, an entity should identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of the Effective Date (“ASU 2015-14”). In 2016 and 2017, the FASB issued additional ASUs that are also part of the overall new revenue guidance included in ASC Topic 606. ASU 2014-09 and the related subsequent amendments are referred to herein as “ASC 606.” The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that period. An entity should apply the amendments using either the full retrospective approach or retrospectively with a cumulative effect of initially applying the amendments recognized at the date of initial application.

The Company will adopt ASC 606 using the modified retrospective approach applied to those contracts which were not completed as of January 1, 2018. The adoption of these amendments will require expanded qualitative and quantitative disclosures about the Company’s contracts with its customers. The Company’s implementation team has completed its evaluation of the Company’s revenue streams, analyzed the Company’s contracts to identify key provisions impacted by ASC 606 and assessed the applicable accounting, and reviewed existing accounting policies and internal controls. Appropriate changes to the Company’s business processes, systems and controls to support recognition and disclosure under ASC 606 have been implemented. The Company expects the impact of ASC 606 to be immaterial to its net income on an ongoing basis.

The impact to the Company’s results is not expected to be material because the analysis of its contracts under ASC 606 supports the recognition of revenue over time under the output method for the majority of its contracts, which is consistent with the Company’s current revenue recognition model. Revenue from the majority of the Company’s contracts, approximately 99.5% of the Company’s consolidated revenues for the year ended December 31, 2017, will continue to be recognized over time because of the continuous transfer of control to the customer. In addition, the number of the Company’s performance obligations, which are classified as stand-ready performance obligations under ASC 606, is not materially different from those under the existing standard. Lastly, the accounting for the estimate of variable consideration is not expected to be materially different compared to the Company’s current practice. The immaterial changes as a result of the Company’s adoption of ASC 606 relate to changes in estimating variable consideration with respect to penalty and holdback provisions for failure to meet specified minimum service levels and other performance-based contingencies, as well as the change in timing of revenue recognition associated with certain customer contracts that provide additional fees upon renewal. The adoption is expected to result in the recognition of a cumulative effect adjustment increasing opening retained earnings as of January 1, 2018 by approximately $4.0 million to $5.0 million.

The Company also does not expect ASC 606 to have a material impact on its consolidated balance sheet and statement of cash flows because there are no changes in the manner for which the Company accounts for contract costs under the new standard compared with the existing standard. The costs associated with sales commissions are not directly incremental to obtaining customer contracts and instead require adherence to certain revenue and income targets over time. Thus, these costs are more analogous to a performance bonus and are expensed as incurred and no additional contract assets or liabilities will be established.

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

The Company expects the adoption of ASU 2016-02 to result in a material increase in the assets and liabilities on the consolidated balance sheets as a result of recognizing right-of-use assets and lease liabilities for existing operating leases based on the amount of the Company’s current lease commitments. The Company believes that the majority of its leases will maintain their current lease classification under ASU 2016-02. As a result, the Company does not expect these amendments to have a material effect on its expense recognition timing which will result in an insignificant impact on the Company’s consolidated statements of income. The Company is continuing to evaluate the magnitude of the impact and related disclosures, as well as the timing and method of adoption, with respect to the optional practical expedients. The Company is continuing to evaluate the full impact of ASU 2016-02, as well as its impacts on its business processes, systems, and internal controls.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) – Restricted Cash (A Consensus of the FASB Emerging Issues Task Force) (“ASU 2016-18”). These amendments clarify how entities should present restricted cash and restricted cash equivalents in the statement of cash flows, requiring entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. These amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. These amendments will be applied using a retrospective transition method to each period presented. Early adoption is permitted, including adoption in an interim period. The Company does not expect the adoption of ASU 2016-18 to materially impact its cash flows.

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

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the 2017 Tax Reform Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or to treat any taxes on GILTI inclusions as period costs are both acceptable methods subject to an accounting policy election. The Company is currently evaluating the accounting treatment options related to the GILTI provisions and will make an accounting policy election during the first quarter of 2018. The Company does not expect a material impact on its financial condition, results of operations and cash flows from any GILTI inclusions.

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

As a result of the adoption of ASU 2016-09, the Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015 were adjusted as follows: a $2.1 million and $0.4 million increase, respectively, to net cash provided by operating activities and a $2.1 million decrease and $0.4 million increase, respectively, to net cash provided by (used for) financing activities. Additionally, the Consolidated Statement of Changes in Shareholders’ Equity for the year ended December 31, 2017 reflects a cumulative effect of accounting change of $0.2 million to “Additional paid-in capital” and $(0.2) million to “Retained earnings” related to the change in accounting for forfeitures.

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

Note 2. Acquisitions

Telecommunications Asset Acquisition

On April 24, 2017, the Company entered into an Asset Purchase Agreement to acquire certain assets from a Global 2000 telecommunications services provider. The aggregate purchase price of $7.5 million was paid on May 31, 2017, using cash on hand, resulting in $6.0 million of property and equipment and $1.5 million of customer relationship intangibles. The Asset Purchase Agreement contains customary representations and warranties, indemnification obligations and covenants. The Telecommunications Asset acquisition was completed to strengthen and create new partnerships for the Company and expand its geographic footprint in North America. The results of the Telecommunications Assets’ operations have been included in the Company’s consolidated financial statements since its acquisition on May 31, 2017.

The Company accounted for the Telecommunications Asset acquisition in accordance with ASC 805, Business Combinations (“ASC 805”), whereby the fair value of the purchase price was allocated to the tangible and identifiable intangible assets acquired based on their estimated fair values as of the closing date. The Company completed its analysis of the purchase price allocation during the second quarter of 2017.

Clearlink

On April 1, 2016, the Company acquired 100% of the outstanding membership units of Clearlink through a merger of Clearlink with and into a subsidiary of the Company (the “Merger”). Clearlink, with its operations located in the United States, is an inbound demand generation and sales conversion platform serving numerous Fortune 500 business-to-consumer and business-to-business clients across various industries and subsectors, including telecommunications, satellite television, home security and insurance. The results of Clearlink’s operations have been included in the Company’s consolidated financial statements since April 1, 2016 (the “Clearlink acquisition date”). The strategic acquisition of Clearlink expanded the Company’s suite of service offerings while creating differentiation in the marketplace, broadened its addressable market opportunity and extended executive level reach within the Company’s existing clients’ organizations. This resulted in the Company paying a substantial premium for Clearlink, resulting in the recognition of goodwill. Pursuant to Federal income tax laws, intangibles and goodwill from the Clearlink acquisition are deductible over a 15-year amortization period.

The Clearlink purchase price totaled $207.9 million, consisting of the following:

Total
Cash (1)	$209,186
Working capital adjustment	(1,278)

$207,908

(1) Funded through borrowings under the Company’s credit agreement. See Note 18, Borrowings, for more information.

Approximately $2.6 million of the purchase price was placed in an escrow account as security for the indemnification obligations of Clearlink’s members under the merger agreement. The escrow was released pursuant to the terms of the escrow agreement, but the Company subsequently asserted a claim of approximately $0.4 million against the Clearlink members. This claim has been resolved by the parties for $0.2 million, with the outstanding amount received by the Company in December 2017.

The following table summarizes the estimated Clearlink acquisition date fair values of the assets acquired and liabilities assumed (all included in the Americas segment), the measurement period adjustments and the final purchase price allocation (in thousands):

	Initial Purchase Price Allocation	Measurement Period Adjustments	Final Purchase Price Allocation
Cash and cash equivalents	$2,584	$-	$2,584
Receivables (1)	16,801	-	16,801
Prepaid expenses	1,553	-	1,553

Total current assets	20,938	-	20,938
Property and equipment	12,869	-	12,869
Goodwill	70,223	340	70,563
Intangibles	121,400	-	121,400
Deferred charges and other assets	229	-	229
Accounts payable	(3,564)	-	(3,564)
Accrued employee compensation and benefits	(1,610)	-	(1,610)
Income taxes payable	-	(340)	(340)
Deferred revenue	(4,620)	-	(4,620)
Other accrued expenses and current liabilities	(6,324)	-	(6,324)

Total current liabilities	(16,118)	(340)	(16,458)
Other long-term liabilities	(1,633)	-	(1,633)

	$207,908	$-	$207,908

(1)	The fair value equals the gross contractual value of the receivables.

The Company accounted for the Clearlink acquisition in accordance with ASC 805, whereby the purchase price paid was allocated to the tangible and identifiable intangibles acquired and liabilities assumed from Clearlink based on their estimated fair values as of the closing date. The Company completed its analysis of the purchase price allocation during the fourth quarter of 2016 and the resulting adjustments of $0.3 million to income taxes payable and goodwill were recorded in accordance with ASU 2015-16, Business Combinations (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments.

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

The amount of Clearlink’s revenues and net income since the April 1, 2016 acquisition date, included in the Company’s Consolidated Statement of Operations for the period indicated below, was as follows (in thousands):

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

Merger and integration costs associated with Clearlink included in “General and administrative” costs in the accompanying Consolidated Statement of Operations for the year ended December 31, 2016 were as follows (none in 2017 and 2015) (in thousands):

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

$15,820

The consideration consisted of an initial purchase price and a contingent purchase price. The initial purchase price of $9.8 million, including certain post-closing adjustments relating to Qelp’s working capital, was funded through cash on hand upon the closing of the transaction on July 2, 2015. The contingent purchase price to be paid over a three-year period was based on achieving targets tied to revenues and earnings before interest, income taxes, depreciation and amortization (“EBITDA”) for the years ended December 31, 2016, 2017 and 2018, not to exceed EUR 10.0 million.

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

On September 26, 2016, the Company entered into an addendum to the Qelp Purchase Agreement with the Sellers to settle the outstanding contingent consideration for EUR 4.0 million ($4.2 million as of December 31, 2016) to be paid by June 30, 2017. The Company paid $4.4 million in May 2017 to settle the outstanding contingent consideration obligation.

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

The following table summarizes the estimated acquisition date fair values of the assets acquired and liabilities assumed, all included in the EMEA segment (in thousands):

	July 2, 2015 (As Initially Reported)	Measurement Period Adjustments	July 2, 2015 (As Adjusted)
Cash and cash equivalents	$450	$-	$450
Receivables (1)	1,541	(70)	1,471
Prepaid expenses	24	-	24

Total current assets	2,015	(70)	1,945
Property and equipment	2,168	-	2,168
Goodwill	9,574	480	10,054
Intangibles	6,000	-	6,000
Deferred charges and other assets	55	-	55
Short-term debt	(323)	-	(323)
Accrued employee compensation and benefits	(207)	-	(207)
Income taxes payable	(62)	(32)	(94)
Deferred revenue	(967)	-	(967)
Other accrued expenses and current liabilities	(1,030)	-	(1,030)

Total current liabilities	(2,589)	(32)	(2,621)
Other long-term liabilities (2)	(1,403)	(378)	(1,781)

	$15,820	$-	$15,820

(1)	The fair value equals the gross contractual value of the receivables.
(2)	Primarily includes long-term deferred tax liabilities.

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

Merger and integration costs associated with Qelp included in “General and administrative” costs in the accompanying Consolidated Statement of Operations in the Other segment for the year ended December 31, 2015 were as follows (none in 2017 and 2016) (in thousands):

Year Ended December 31, 2015
Transaction costs	$455

Note 3. Costs Associated with Exit or Disposal Activities

During 2011 and 2010, the Company announced several initiatives to streamline excess capacity through targeted seat reductions in the Americas (the “Exit Plans”) in an on-going effort to manage and optimize capacity utilization. These Americas’ Exit Plans included, but were not limited to, closing customer engagement centers in The Philippines and consolidating leased space in various locations in the U.S.

The cumulative costs expected and incurred as a result of the Exit Plans were as follows as of December 31, 2017 (in thousands):

	Americas Fourth Quarter 2011 Exit Plan	Americas Third Quarter 2010 Exit Plan	Total
Lease obligations and facility exit costs	$1,365	$6,729	$8,094
Non-cash impairment charges	480	3,847	4,327

Total	$1,845	$10,576	$12,421

The Company paid $8.1 million in cash through December 31, 2016 under the Exit Plans. As of December 31, 2016, there were no remaining liabilities outstanding related to the Exit Plans.

The following table summarizes the accrued liability associated with the Exit Plans’ exit and disposal activities and related charges for the years ended December 31, 2016 and 2015 (none in 2017) (in thousands):

Lease Obligation and Facility Exit Costs
Balance at January 1, 2015	$1,558
Charges	-
Cash payments	(825)

Balance at December 31, 2015	733
Charges	-
Cash payments	(733)

Balance at December 31, 2016	-

Note 4. Fair Value

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the requirements of ASC 820 consist of the following (in thousands):

			Fair Value Measurements at December 31, 2017 Using:
		Balance at December 31,	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

		2017	Level 1	Level 2	Level 3
Assets:
Foreign currency forward and option contracts	(1)	$3,848	$-	$3,848	$-
Embedded derivatives	(1)	52	-	-	52
Equity investments held in rabbi trust for the Deferred Compensation Plan	(2)	8,094	8,094	-	-
Debt investments held in rabbi trust for the Deferred Compensation Plan	(2)	3,533	3,533	-	-

		$15,527	$11,627	$3,848	$52

Liabilities:
Foreign currency forward and option contracts	(1)	$256	$-	$256	$-
Embedded derivatives	(1)	579	-	-	579

		$835	$-	$256	$579

			Fair Value Measurements at December 31, 2016 Using:
		Balance at December 31,	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs

		2016	Level 1	Level 2	Level 3
Assets:
Foreign currency forward and option contracts	(1)	$3,921	$-	$3,921	$-
Embedded derivatives	(1)	12	-	-	12
Equity investments held in rabbi trust for the Deferred Compensation Plan	(2)	7,470	7,470	-	-
Debt investments held in rabbi trust for the Deferred Compensation Plan	(2)	1,944	1,944	-	-

		$13,347	$9,414	$3,921	$12

Liabilities:
Foreign currency forward and option contracts	(1)	$1,912	$-	$1,912	$-
Embedded derivatives	(1)	567	-	-	567
Contingent consideration	(3)	6,100	-	-	6,100

		$8,579	$-	$1,912	$6,667

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

Reconciliations of Fair Value Measurements Categorized within Level 3 of the Fair Value Hierarchy

Embedded Derivatives in Lease Agreements

A rollforward of the net asset (liability) activity in the Company’s fair value of the embedded derivatives is as follows (in thousands) (none in 2015):

	Years Ended December 31,
	2017	2016
Balance at the beginning of the period	$(555)	$-
Gains (losses) recognized in “Other income (expense), net”	(139)	(714)
Settlements	170	(7)
Effect of foreign currency	(3)	166

Balance at the end of the period	$(527)	$(555)

Change in unrealized gains (losses) included in “Other income (expense), net” related to embedded derivatives held at the end of the period	$(325)	$3

Contingent Consideration

A rollforward of the activity in the Company’s fair value of the contingent consideration (liability) is as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Balance at the beginning of the period	$(6,100)	$(6,280)	$-
Acquisition (1)	-	(2,779)	(6,000)
Imputed interest	(76)	(754)	(408)
Fair value gain (loss) adjustments (2)	605	2,250	-
Settlements	5,760	1,396	-
Effect of foreign currency	(189)	67	128

Balance at the end of the period	$-	$(6,100)	$(6,280)

Change in unrealized gains (losses) included in “General and administrative” related to contingent consideration outstanding at the end of the period	$-	$2,268	$-

(1) Liabilities acquired as part of the Clearlink acquisition on April 1, 2016 and the Qelp acquisition on July 2, 2015. See Note 2, Acquisitions.
(2) Included in “General and administrative” costs in the accompanying Consolidated Statements of Operations.

The Company recorded a fair value gain of $2.6 million to the Qelp contingent consideration in “General and administrative” during the year ended December 31, 2016 due to the execution of an addendum to the Qelp Purchase Agreement with the Sellers dated September 26, 2016, subject to which the Company agreed to pay the Sellers EUR 4.0 million by June 30, 2017 ($4.2 million as of December 31, 2016). The Company paid $4.4 million in May 2017 to settle the outstanding contingent consideration obligation.

The Company recorded a net fair value gain of $0.6 million and fair value loss of $0.3 million to the Clearlink contingent consideration in “General and administrative” during the years ended December 31, 2017 and 2016, respectively, related to the settlements and changes in the probability of achievement of certain revenue targets.

The Company accretes interest expense each period using the effective interest method until the contingent consideration reaches its estimated future value. Interest expense related to the contingent consideration is included in “Interest (expense)” in the accompanying Consolidated Statements of Operations.

Non-Recurring Fair Value

Certain assets, under certain conditions, are measured at fair value on a nonrecurring basis utilizing Level 3 inputs, as described in Note 1, Overview and Summary of Significant Accounting Policies, like those associated with acquired businesses, including goodwill, other intangible assets, other long-lived assets and equity method investments. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if these assets were determined to be impaired.

The adjusted carrying values for assets measured at fair value on a nonrecurring basis (no liabilities) subject to the requirements of ASC 820 were not material at December 31, 2017 and 2016. The following table summarizes the total impairment losses related to nonrecurring fair value measurements of certain assets (no liabilities) (none in 2016 and 2015):

Total Impairment (Loss)
Year Ended December 31, 2017
Americas:
Property and equipment, net	$(5,410)

As a result of the consolidation of leased space in the U.S., the Company recorded an impairment charge of $0.7 million during the year ended December 31, 2017 related to leasehold improvements which were not recoverable, and equipment, furniture and fixtures that could not be redeployed to other locations.

In connection with the closure of certain under-utilized customer contact management centers in the U.S., the Company recorded an impairment charge of $4.5 million during the year ended December 31, 2017 related to leasehold improvements which were not recoverable, and equipment, furniture and fixtures that could not be redeployed to other locations.

The Company also recorded an impairment charge of $0.2 million related to the write-down of a vacant and unused parcel of land in the U.S. to its estimated fair value during the year ended December 31, 2017.

Note 5. Goodwill and Intangible Assets

Intangible Assets

The following table presents the Company’s purchased intangible assets as of December 31, 2017 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Intangible assets subject to amortization:
Customer relationships	$170,853	$(95,175)	$75,678	10
Trade names and trademarks	14,138	(8,797)	5,341	7
Non-compete agreements	1,820	(1,052)	768	3
Content library	542	(542)	-	2
Proprietary software	1,040	(585)	455	4
Intangible assets not subject to amortization:
Domain names	58,035	-	58,035	N/A

	$246,428	$(106,151)	$140,277	6

The following table presents the Company’s purchased intangible assets as of December 31, 2016 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Intangible assets subject to amortization:
Customer relationships	$166,634	$(75,364)	$91,270	10
Trade names and trademarks	14,095	(7,083)	7,012	7
Non-compete agreements	2,993	(1,643)	1,350	2
Content library	475	(357)	118	2
Proprietary software	1,550	(955)	595	3
Favorable lease agreement	449	(449)	-	2
Intangible assets not subject to amortization:
Domain names	52,710	-	52,710	N/A

	$238,906	$(85,851)	$153,055	6

The Company’s estimated future amortization expense for the succeeding years relating to the purchased intangible assets resulting from acquisitions completed prior to December 31, 2017, is as follows (in thousands):

Years Ending December 31,	Amount
2018	15,137
2019	14,079
2020	11,394
2021	6,829
2022	5,729
2023 and thereafter	29,074

Goodwill

Changes in goodwill for the year ended December 31, 2017 consist of the following (in thousands):

	January 1, 2017	Acquisition	Effect of Foreign Currency	December 31, 2017
Americas	$255,842	$390	$2,264	$258,496
EMEA	9,562	-	1,207	10,769

	$265,404	$390	$3,471	$269,265

Changes in goodwill for the year ended December 31, 2016 consist of the following (in thousands):

	January 1, 2016	Acquisition (1)	Effect of Foreign Currency	December 31, 2016
Americas	$186,049	$70,563	$(770)	$255,842
EMEA	9,684	-	(122)	9,562

	$195,733	$70,563	$(892)	$265,404

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

The Qelp and Clearlink reporting units are at risk of future impairment if projected operating results are not met or other inputs into the fair value measurement change. However, as of December 31, 2017, there were no indicators of impairment related to Qelp’s $10.8 million of goodwill or Clearlink’s $71.0 million of goodwill.

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

Note 7. Receivables, Net

Receivables, net consist of the following (in thousands):

	December 31,
	2017	2016
Trade accounts receivable	$334,147	$316,311
Income taxes receivable	4,138	1,309
Other	6,631	3,863

	344,916	321,483
Less: Allowance for doubtful accounts	2,958	2,925

	$341,958	$318,558

Allowance for doubtful accounts as a percent of trade accounts receivable	0.9%	0.9%

Note 8. Prepaid Expenses

Prepaid expenses consist of the following (in thousands):

	December 31,
	2017	2016
Prepaid maintenance	$7,773	8,279
Prepaid insurance	4,380	4,161
Prepaid rent	3,767	2,920
Prepaid other	6,212	6,613

	$22,132	$21,973

Note 9. Other Current Assets

Other current assets consist of the following (in thousands):

	December 31,
	2017	2016
Investments held in rabbi trust (Note 11)	$11,627	$9,414
Financial derivatives (Note 10)	3,857	3,929
Other current assets	4,259	2,687

	$19,743	$16,030

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

The deferred gains (losses) and related taxes on the Company’s cash flow hedges recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) in the accompanying Consolidated Balance Sheets are as follows (in thousands):

	December 31,
	2017	2016
Deferred gains (losses) in AOCI	$2,550	$(2,295)
Tax on deferred gains (losses) in AOCI	(79)	69

Deferred gains (losses) in AOCI, net of taxes	$2,471	$(2,226)

Deferred gains (losses) expected to be reclassified to “Revenues” from AOCI during the next twelve months	$2,631

Deferred gains (losses) and other future reclassifications from AOCI will fluctuate with movements in the underlying market price of the forward contracts and options.

Net Investment Hedge – From time to time, the Company enters into foreign exchange forward contracts to hedge its net investment in certain foreign operations, as defined under ASC 815. The purpose of these derivative instruments is to protect the Company’s interests against the risk that the net assets of certain foreign subsidiaries will be adversely affected by changes in exchange rates and economic exposures related to the Company’s foreign currency-based investments in these subsidiaries.

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

The Company had the following outstanding foreign currency forward contracts and options, and embedded derivatives (in thousands):

	December 31, 2017		December 31, 2016
Contract Type	Notional Amount in USD	Settle Through Date	Notional Amount in USD	Settle Through Date

Cash flow hedges:
Options:
US Dollars/Philippine Pesos	$78,000	December 2018	$51,000	December 2017

Forwards:
US Dollars/Philippine Pesos	3,000	June 2018	-	-
US Dollars/Costa Rican Colones	70,000	March 2019	45,500	December 2017
Euros/Hungarian Forints	3,554	December 2018	-	-
Euros/Romanian Leis	13,977	December 2018	-	-

Net investment hedges:
Forwards:
Euros/US Dollar	-	-	76,933	September 2017

Non-designated hedges:
Forwards	9,253	March 2018	55,614	March 2017
Embedded derivatives	13,519	April 2030	13,234	April 2030

Master netting agreements exist with each respective counterparty to reduce credit risk by permitting net settlement of derivative positions. In the event of default by the Company or one of its counterparties, these agreements include a set-off clause that provides the non-defaulting party the right to net settle all derivative transactions, regardless of the currency and settlement date. The maximum amount of loss due to credit risk that, based on gross fair value, the Company would incur if parties to the derivative transactions that make up the concentration failed to perform according to the terms of the contracts was $3.8 million and $3.9 million as of December 31, 2017 and 2016, respectively. After consideration of these netting arrangements and offsetting positions by counterparty, the total net settlement amount as it relates to these positions are asset positions of $3.6 million and $3.6 million, and liability positions of $0 and $1.6 million as of December 31, 2017 and 2016, respectively.

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

The following tables present the fair value of the Company’s derivative instruments included in the accompanying Consolidated Balance Sheets (in thousands):

	Derivative Assets
	December 31, 2017	December 31, 2016
	Fair Value	Fair Value
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts (1)	$3,604	$-
Derivatives designated as net investment hedging instruments under ASC 815:
Foreign currency forward contracts (1)	-	3,230

	3,604	3,230
Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts (1)	244	691
Embedded derivatives (1)	9	8
Embedded derivatives (2)	43	4

Total derivative assets	$3,900	$3,933

	Derivative Liabilities
	December 31, 2017	December 31, 2016
	Fair Value	Fair Value
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts (3)	$175	$1,806
Foreign currency forward and option contracts (4)	81	-

	256	1,806
Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts (3)	-	106
Embedded derivatives (3)	189	174
Embedded derivatives (4)	390	393

Total derivative liabilities	$835	$2,479

(1)	Included in “Other current assets” in the accompanying Consolidated Balance Sheets.
(2)	Included in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheets.
(3)	Included in “Other accrued expenses and current liabilities” in the accompanying Consolidated Balance Sheets.
(4)	Included in “Other long-term liabilities” in the accompanying Consolidated Balance Sheets.

The following tables present the effect of the Company’s derivative instruments included in the accompanying Consolidated Financial Statements for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)			Gain (Loss) Reclassified From AOCI Into “Revenues” (Effective Portion)			Gain (Loss) Recognized in “Revenues” on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	December 31,			December 31,			December 31,
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts	$2,277	$(2,308)	$1,696	$(2,536)	$(553)	$2,138	$(1)	$(5)	$12
Derivatives designated as net investment hedging instruments under ASC 815:
Foreign currency forward contracts	(8,352)	3,409	6,101	-	-	-	-	-	-

Foreign currency forward and option contracts	$(6,075)	$1,101	$7,797	$(2,536)	$(553)	$2,138	$(1)	$(5)	$12

	Gain (Loss) Recognized in “Other income (expense), net” on Derivatives
	Years Ended December 31,
	2017	2016	2015
Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts	$282	$(1,556)	$1,374
Embedded derivatives	(139)	(714)	-

	$143	$(2,270)	$1,374

Note 11. Investments Held in Rabbi Trust

The Company’s investments held in rabbi trust, classified as trading securities and included in “Other current assets” in the accompanying Consolidated Balance Sheets, at fair value, consist of the following (in thousands):

	December 31, 2017		December 31, 2016
	Cost	Fair Value	Cost	Fair Value
Mutual funds	$8,096	$11,627	$7,257	$9,414

The mutual funds held in the rabbi trust were 70% equity-based and 30% debt-based as of December 31, 2017. Net investment income (losses), included in “Other income (expense), net” in the accompanying Consolidated Statements of Operations consists of the following (in thousands):

	Years Ended December 31,
	2017	2016	2015
Net realized gains (losses) from sale of trading securities	$195	$241	$355
Dividend and interest income	422	92	79
Net unrealized holding gains (losses)	1,002	249	(597)

Net investment income (losses)	1,619	$582	$(163)

Note 12. Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2017	2016
Land	$3,217	$3,360
Buildings and leasehold improvements	135,100	126,323
Equipment, furniture and fixtures	312,636	306,443
Capitalized internally developed software costs	34,886	29,176
Transportation equipment	556	531
Construction in progress	7,462	10,693

	493,857	476,526
Less: Accumulated depreciation	333,067	320,312

	$160,790	$156,214

Capitalized internally developed software, net of depreciation, included in “Property and equipment, net” in the accompanying Consolidated Balance Sheets was as follows (in thousands):

	December 31,
	2017	2016
Capitalized internally developed software costs, net	$15,876	$15,156

Sale of Fixed Assets, Land and Building Located in Morganfield, Kentucky

In December 2016, the Company sold the fixed assets, land and building located in Morganfield, Kentucky, with a net carrying value of $0.3 million, for cash of $0.5 million (net of selling costs of less than $0.1 million). This resulted in a net gain on disposal of property and equipment of $0.2 million, which is included in “General and administrative” in the accompanying Consolidated Statement of Operations for the year ended December 31, 2016.

Winter Storm Damage

In February 2015, customer engagement centers located in Perry County, Kentucky, Buchanan County, Virginia, and Wise, Virginia experienced damage as a result of winter storms. The Company filed an insurance claim with its property insurance company to recover losses of $1.6 million, which was received. The claim was finalized during 2015, resulting in a $0.9 million net gain on insurance settlement included in “General and administrative” in the accompanying Consolidated Statement of Operations for the year ended December 31, 2015.

Note 13. Deferred Charges and Other Assets

Deferred charges and other assets consist of the following (in thousands):

	December 31,
	2017	2016
Equity method investments (Note 1)	$10,341	$449
Non-current deferred tax assets (Note 20)	6,657	12,983
Rent and other deposits	5,379	4,816
Non-current value added tax receivables	548	581
Non-current mandatory tax security deposits (Note 20)	-	13,810
Other	6,268	5,855

	$29,193	$38,494

Note 14. Accrued Employee Compensation and Benefits

Accrued employee compensation and benefits consist of the following (in thousands):

	December 31,
	2017	2016
Accrued compensation	$42,505	$38,774
Accrued bonus and commissions	22,523	17,540
Accrued vacation	18,848	17,607
Accrued employment taxes	11,412	12,134
Other	7,611	6,497

	$102,899	$92,552

Note 15. Deferred Revenue

Deferred revenue consists of the following (in thousands):

	December 31,
	2017	2016
Future service	$26,353	$27,116
Estimated potential penalties and holdbacks	4,339	6,593
Estimated chargebacks	4,025	5,027

	$34,717	$38,736

Note 16. Other Accrued Expenses and Current Liabilities

Other accrued expenses and current liabilities consist of the following (in thousands):

	December 31,
	2017	2016
Accrued legal and professional fees	$3,417	$2,956
Accrued rent	2,983	2,911
Accrued roadside assistance claim costs	2,011	1,997
Accrued utilities	1,694	1,704
Accrued telephone charges	1,515	1,444
Accrued equipment and software	946	745
Customer deposits	813	2,291
Financial derivatives (Note 10)	364	2,086
Contingent consideration (Note 4)	-	6,100
Other	17,145	15,685

	$30,888	$37,919

Note 17. Deferred Grants

Deferred grants, net of accumulated amortization, consist of the following (in thousands):

	December 31,
	2017	2016
Property grants	$2,843	$3,353
Lease grants	507	502
Employment grants	61	67

Total deferred grants	3,411	3,922
Less: Lease grants - short-term (1)	(117)	(94)
Less: Employment grants - short-term (1)	(61)	(67)

Total long-term deferred grants	$3,233	$3,761

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

The 2015 Credit Agreement matures on May 12, 2020, and had outstanding borrowings of $275.0 million and $267.0 million as of December 31, 2017 and 2016, respectively, included in “Long-term debt” in the accompanying Consolidated Balance Sheets.

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

The following table presents information related to our credit agreements (dollars in thousands):

	Years Ended December 31,
	2017	2016	2015
Average daily utilization	$268,775	$222,612	$69,964
Interest expense (1), (2)	$6,668	$3,952	$1,307
Weighted average interest rate (2)	2.5%	1.8%	1.9%
(1) Excludes the amortization of deferred loan fees.
(2) Includes the commitment fee.

Note 19. Accumulated Other Comprehensive Income (Loss)

The Company presents data in the Consolidated Statements of Changes in Shareholders’ Equity in accordance with ASC 220, Comprehensive Income (“ASC 220”). ASC 220 establishes rules for the reporting of comprehensive income (loss) and its components. The components of accumulated other comprehensive income (loss) consist of the following (in thousands):

	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedges	Unrealized Gain (Loss) on Cash Flow Hedging Instruments	Unrealized Actuarial Gain (Loss) Related to Pension Liability	Unrealized Gain (Loss) on Post Retirement Obligation	Total
Balance at January 1, 2015	$(22,076)	$276	$(111)	$1,008	$342	$(20,561)
Pre-tax amount	(37,178)	6,101	1,708	121	(12)	(29,260)
Tax (provision) benefit	-	(2,207)	32	(2)	-	(2,177)
Reclassification of (gain) loss to net income	647	-	(2,195)	(53)	(63)	(1,664)
Foreign currency translation	6	-	39	(45)	-	-

Balance at December 31, 2015	(58,601)	4,170	(527)	1,029	267	(53,662)
Pre-tax amount	(13,832)	3,409	(2,313)	212	(9)	(12,533)
Tax (provision) benefit	-	(1,313)	72	(8)	-	(1,249)
Reclassification of (gain) loss to net income	-	-	527	(52)	(58)	417
Foreign currency translation	40	-	16	(56)	-	-

Balance at December 31, 2016	(72,393)	6,266	(2,225)	1,125	200	(67,027)
Pre-tax amount	36,101	(8,352)	2,276	527	(30)	30,522
Tax (provision) benefit	-	3,132	(54)	(18)	-	3,060
Reclassification of (gain) loss to net income	-	-	2,444	(53)	(50)	2,341
Foreign currency translation	(23)	-	30	(7)	-	-

Balance at December 31, 2017	$(36,315)	$1,046	$2,471	$1,574	$120	$(31,104)

The following table summarizes the amounts reclassified to net income from accumulated other comprehensive income (loss) and the associated line item in the accompanying Consolidated Statements of Operations (in thousands):

	Years Ended December 31,			Statements of Operations Location
	2017	2016	2015
Foreign Currency Translation Gain (Loss): (1)
Pre-tax amount	$-	$-	$(647)	Other income (expense), net
Tax (provision) benefit	-	-	-	Income taxes

Reclassification to net income	-	-	(647)
Gain (Loss) on Cash Flow Hedging Instruments: (2)
Pre-tax amount	(2,537)	(558)	2,150	Revenues
Tax (provision) benefit	93	31	45	Income taxes

Reclassification to net income	(2,444)	(527)	2,195
Actuarial Gain (Loss) Related to Pension Liability: (3)
Pre-tax amount	43	40	41	Direct salaries and related costs
Tax (provision) benefit	10	12	12	Income taxes

Reclassification to net income	53	52	53
Gain (Loss) on Post Retirement Obligation: (3),(4)
Reclassification to net income	50	58	63	General and administrative

Total reclassification of gain (loss) to net income	$(2,341)	$(417)	$1,664

(1) See Note 26, Other Income (Expense), for further information.

(2) See Note 10, Financial Derivatives, for further information.

(3) See Note 23, Defined Benefit Pension Plan and Postretirement Benefits, for further information.

(4) No related tax (provision) benefit.

As discussed in Note 20, Income Taxes, any remaining outside basis differences associated with the Company’s investments in its foreign subsidiaries are considered to be indefinitely reinvested and no provision for income taxes on those earnings or translation adjustments have been provided.

Note 20. Income Taxes

The income before income taxes consists of the following (in thousands):

	Years Ended December 31,
	2017	2016	2015
Domestic (U.S., state and local)	$9,662	$34,761	$41,178
Foreign	71,645	54,123	48,805

Total income before income taxes	$81,307	$88,884	$89,983

Significant components of the income tax provision are as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Current:
U.S. federal	$29,986	$9,514	$7,374
State and local	855	1,958	1,051
Foreign	10,342	12,683	10,446

Total current provision for income taxes	41,183	24,155	18,871

Deferred:
U.S. federal	$7,919	2,007	3,873
State and local	922	(526)	(1,227)
Foreign	(933)	858	(131)

Total deferred provision (benefit) for income taxes	7,908	2,339	2,515

Total provision for income taxes	$49,091	$26,494	$21,386

The temporary differences that give rise to significant portions of the deferred income tax provision (benefit) are as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Net operating loss and tax credit carryforwards	$1,231	$285	$3,564
Accrued expenses/liabilities	16,470	1,173	2,856
Depreciation and amortization	(10,571)	1,286	(2,231)
Valuation allowance	(1,441)	901	(1,958)
Deferred statutory income	2,479	(1,394)	266
Other	(260)	88	18

Total deferred provision (benefit) for income taxes	$7,908	$2,339	$2,515

The reconciliation of the income tax provision computed at the U.S. federal statutory tax rate to the Company’s effective income tax provision is as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Tax at U.S. federal statutory tax rate	$28,457	$31,109	$31,494
State income taxes, net of federal tax benefit	594	1,432	(177)
Foreign rate differential	(14,736)	(15,837)	(14,030)
Tax holidays	(2,951)	(3,314)	(4,031)
Permanent differences	8,749	12,768	11,737
Tax credits	(5,102)	(4,396)	(4,102)
Foreign withholding and other taxes	2,661	2,667	2,321
Changes in valuation allowance	(1,689)	994	(631)
Changes in uncertain tax positions	(1,812)	398	(1,858)
Statutory tax rate changes	2,536	242	(340)
2017 Tax Reform Act	32,705	-	-
Other	(321)	431	1,003

Total provision for income taxes	$49,091	$26,494	$21,386

Withholding taxes on offshore cash movements assessed by certain foreign governments of $1.7 million, $2.0 million and $1.7 million were included in the provision for income taxes in the accompanying Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015, respectively.

On December 22, 2017, the 2017 Tax Reform Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a participation exemption regime, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. We have estimated our provision for income taxes in accordance with the 2017 Tax Reform Act and guidance available as of the date of this filing and as a result have recorded $32.7 million as additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. The $32.7 million estimate includes the provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings of $32.7 million based on cumulative foreign earnings of $531.8 million and $1.0 million of foreign withholding taxes on certain anticipated distributions. The provisional tax expense was partially offset by a provisional benefit of $1.0 million related to the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future.

No additional income taxes have been provided for any remaining outside basis difference inherent in these entities as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining outside basis difference in these entities is not practicable due to the inherent complexity of the multi-national tax environment in which the Company operates.

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Reform Act. In accordance with SAB 118, we have determined that the deferred tax benefit recorded in connection with the remeasurement of certain deferred tax assets and liabilities and the current tax expense recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings was a provisional amount and a reasonable estimate at December 31, 2017. Additional work is necessary for a more detailed analysis of our deferred tax assets and liabilities and our historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of identification, but no later than one year from the enactment date.

The Company has been granted tax holidays in The Philippines, Colombia, Costa Rica and El Salvador. The tax holidays have various expiration dates ranging from 2019 through 2028. In some cases, the tax holidays expire without possibility of renewal. In other cases, the Company expects to renew these tax holidays, but there are no assurances from the respective foreign governments that they will renew them. This could potentially result in future adverse tax consequences in the local jurisdiction, the impact of which is not practicable to estimate due to the inherent complexity of estimating critical variables such as long-term future profitability, tax regulations and rates in the multi-national tax environment in which the Company operates. The Company’s tax holidays decreased the provision for income taxes by $3.0 million ($0.07 per diluted share), $3.3 million ($0.08 per diluted share) and $4.0 million ($0.09 per diluted share) for the years ended December 31, 2017, 2016 and 2015, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income taxes. The temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss and tax credit carryforwards	$33,803	$31,297
Valuation allowance	(32,443)	(30,221)
Accrued expenses	9,938	25,593
Deferred revenue	4,544	7,031
Depreciation and amortization	1,628	1,062
Other	229	15

	17,699	34,777

Deferred tax liabilities:
Depreciation and amortization	(12,999)	(23,177)
Deferred statutory income	(938)	(986)
Accrued liabilities	(2,849)	(1,604)
Other	(258)	(104)

	(17,044)	(25,871)

Net deferred tax assets	$655	$8,906

	December 31,
	2017	2016
Classified as follows:
Deferred charges and other assets (Note 13)	$6,657	$12,983
Other long-term liabilities	(6,002)	(4,077)

Net deferred tax assets	$655	$8,906

There are approximately $158.8 million of income tax loss carryforwards as of December 31, 2017, with varying expiration dates, approximately $127.2 million relating to foreign operations and $31.6 million relating to U.S. state operations. With respect to foreign operations, $102.1 million of the net operating loss carryforwards have an indefinite expiration date and the remaining $25.1 million net operating loss carryforwards have varying expiration dates through December 2038. Regarding the foreign and U.S. state aforementioned tax loss carryforwards, no benefit has been recognized for $121.5 million and $23.8 million, respectively, as the Company does not anticipate that the losses will more likely than not be fully utilized.

The Company has accrued $1.3 million and $8.5 million as of December 31, 2017 and 2016, respectively, excluding penalties and interest, for the liability for unrecognized tax benefits. The decrease is primarily due to the effective settlement of the Canadian Revenue Agency audit. The $1.3 million and $8.5 million of the unrecognized tax benefits at December 31, 2017 and 2016, respectively, were recorded in “Long-term income tax liabilities” in the accompanying Consolidated Balance Sheets. Had the Company recognized these tax benefits, approximately $1.3 million and $8.5 million, and the related interest and penalties, would have favorably impacted the effective tax rate in 2017 and 2016, respectively. The Company anticipates that approximately $0.4 million of the unrecognized tax benefits will be recognized in the next twelve months due to a lapse in the applicable statute of limitations.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company had $1.3 million and $10.8 million accrued for interest and penalties as of December 31, 2017 and 2016, respectively. Of the accrued interest and penalties at December 31, 2017 and 2016, $0.8 million and $3.5 million, respectively, relate to statutory penalties. The amount of interest and penalties, net, included in the provision for income taxes in the accompanying Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015 was $(9.5) million, $0.4 million and $0.3 million, respectively.

The tabular reconciliation of the amounts of unrecognized net tax benefits is presented below (in thousands):

	Years Ended December 31,
	2017	2016	2015
Gross unrecognized tax benefits as of January 1,	$8,531	$8,116	$13,285
Decreases from settlements with tax authorities	(10,865)	-	-
Decreases due to lapse in applicable statute of limitations	(466)	-	(2,206)
Foreign currency translation increases (decreases)	4,142	415	(2,963)

Gross unrecognized tax benefits as of December 31,	$1,342	$8,531	$8,116

The Company received assessments for the Canadian 2003-2009 audit. Requests for Competent Authority Assistance were filed with both the Canadian Revenue Agency and the U.S. Internal Revenue Service and the Company paid mandatory security deposits to Canada as part of this process. The total amount of deposits was $13.8 million as of December 31, 2016 (none at December 31, 2017) and was included in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheets. As of June 30, 2017, the Company determined that all material aspects of the Canadian audit were effectively settled pursuant to ASC 740. As a result, the Company recognized an income tax benefit of $1.2 million, net of the U.S. tax impact, and the deposits were applied against the anticipated liability.

With the effective settlement of the Canadian audit, the Company has no significant tax jurisdictions under audit; however, the Company is currently under audit in several tax jurisdictions. The Company believes it is adequately reserved for the remaining audits and their resolution is not expected to have a material impact on its financial conditions and results of operations.

The Company and its subsidiaries file federal, state and local income tax returns as required in the U.S. and in various foreign tax jurisdictions. The major tax jurisdictions and tax years that are open and subject to examination by the respective tax authorities as of December 31, 2017 are tax years 2014 through 2017 for the U.S. The 2003 to 2013 tax years for the U.S. are open to the extent of the tax credit carryforward amounts.

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

The numbers of shares used in the earnings per share computation are as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Basic:
Weighted average common shares outstanding	41,822	41,847	41,899
Diluted:
Dilutive effect of stock appreciation rights, restricted stock, restricted stock units and shares held in rabbi trust	319	392	548

Total weighted average diluted shares outstanding	42,141	42,239	42,447

Anti-dilutive shares excluded from the diluted earnings per share calculation	46	20	20

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

The shares repurchased under the Company’s share repurchase programs were as follows (in thousands, except per share amounts):

		Range of Prices Paid Per Share
For the Years Ended	Total Number of Shares Repurchased	Low	High	Total Cost of Shares Repurchased
December 31, 2017	-	$-	$-	$-
December 31, 2016	390	27.81	30.00	11,144
December 31, 2015	860	22.81	25.00	20,879

Note 22. Commitments and Loss Contingency

Lease and Purchase Commitments

The Company leases certain equipment and buildings under operating leases, which expire at various dates through 2035, many with options to cancel at varying points during the lease. Fair value renewal and escalation clauses exist for many of the operating leases. Rental expense, primarily included in “General and administrative” in the accompanying Consolidated Statements of Operations, under operating leases was as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Rental expense	$59,906	$55,584	$47,208

The following is a schedule of future minimum rental payments required under operating leases that have noncancelable lease terms as of December 31, 2017 (in thousands):

Amount
2018	$52,518
2019	44,717
2020	37,384
2021	31,066
2022	21,416
2023 and thereafter	55,925

Total minimum payments required	$243,026

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

The following is a schedule of future minimum purchases remaining under the agreements as of December 31, 2017 (in thousands):

Amount
2018	$51,279
2019	18,759
2020	8,033
2021	128
2022	-
2023 and thereafter	-

Total minimum payments required	$78,199

The July 2015 Qelp acquisition included contingent consideration of $6.0 million, based on achieving targets tied to revenues and EBITDA for the years ended December 31, 2016, 2017 and 2018. On September 26, 2016, the Company entered into an addendum to the Qelp Purchase Agreement with the Sellers to settle the outstanding contingent consideration for EUR 4.0 million ($4.2 million as of December 31, 2016) to be paid by June 30, 2017. The Company paid $4.4 million in May 2017 to settle the outstanding contingent consideration obligation.

As part of the April 2016 Clearlink acquisition, the Company assumed contingent consideration liabilities related to four separate acquisitions made by Clearlink in 2015 and 2016, prior to the Clearlink acquisition. The fair value of the contingent consideration related to these previous acquisitions was $2.8 million as of April 1, 2016 and was based on achieving targets primarily tied to revenues for varying periods of time during 2016 and 2017. As of December 31, 2017, all outstanding contingent consideration obligations were paid.

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

Note 23. Defined Benefit Pension Plan and Postretirement Benefits

Defined Benefit Pension Plans

The Company sponsors non-contributory defined benefit pension plans (the “Pension Plans”) for its covered employees in The Philippines. The Pension Plans provide defined benefits based on years of service and final salary. All permanent employees meeting the minimum service requirement are eligible to participate in the Pension Plans. As of December 31, 2017, the Pension Plans were unfunded. The Company expects to make no cash contributions to its Pension Plans during 2018.

The following table provides a reconciliation of the change in the benefit obligation for the Pension Plans and the net amount recognized, included in “Other long-term liabilities”, in the accompanying Consolidated Balance Sheets (in thousands):

	December 31,
	2017	2016
Beginning benefit obligation	$3,551	$3,409
Service cost	443	443
Interest cost	194	165
Actuarial (gains) losses	(521)	(212)
Benefits paid	(3)	(72)
Effect of foreign currency translation	(22)	(182)

Ending benefit obligation	$3,642	$3,551

Unfunded status	(3,642)	(3,551)

Net amount recognized	$(3,642)	$(3,551)

The actuarial assumptions used to determine the benefit obligations and net periodic benefit cost for the Pension Plans were as follows:

	Years Ended December 31,
	2017	2016	2015
Discount rate	5.5-5.6%	5.5-5.6%	5.0-5.4%
Rate of compensation increase	2.0%	2.0%	2.0%

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

The following table provides information about the net periodic benefit cost and other accumulated comprehensive income for the Pension Plans (in thousands):

	Years Ended December 31,
	2017	2016	2015
Service cost	$443	$443	$433
Interest cost	194	165	135
Recognized actuarial (gains)	(43)	(40)	(41)

Net periodic benefit cost	594	568	527
Unrealized net actuarial (gains), net of tax	(1,574)	(1,126)	(1,029)

Total amount recognized in net periodic benefit cost and other accumulated comprehensive income (loss)	$(980)	$(558)	$(502)

The estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (in thousands):

Years Ending December 31,	Amount
2018	$341
2019	64
2020	61
2021	152
2022	115
2023 - 2027	965

The Company expects to recognize $0.1 million of net actuarial gains as a component of net periodic benefit cost in 2018.

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

	Years Ended December 31,
	2017	2016	2015
401(k) plan contributions	$1,502	$969	$832

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

	December 31,
	2017	2016
Postretirement benefit obligation	$15	$27
Unrealized gains (losses) in AOCI (1)	120	200

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

Note 24. Stock-Based Compensation

The Company’s stock-based compensation plans include the 2011 Equity Incentive Plan, the Non-Employee Director Fee Plan and the Deferred Compensation Plan. The following table summarizes the stock-based compensation expense (primarily in the Americas), income tax benefits related to the stock-based compensation and excess tax benefits (in thousands):

	Years Ended December 31,
	2017	2016	2015
Stock-based compensation (expense) (1)	$ (7,621)	$(10,779)	$(8,749)
Income tax benefit (2)	2,858	4,150	3,281
Excess tax benefit from stock-based compensation (3)	-	2,098	422

(1) Included in “General and administrative” costs in the accompanying Consolidated Statements of Operations.
(2) Included in “Income taxes” in the accompanying Consolidated Statements of Operations.
(3) Included in “Additional paid-in capital” in the accompanying Consolidated Statements of Changes in Shareholders’ Equity.

There were no capitalized stock-based compensation costs as of December 31, 2017, 2016 and 2015.

Beginning January 1, 2017, as a result of the adoption of ASU 2016-09, the Company began accounting for forfeitures as they occur, rather than estimating expected forfeitures. The net cumulative effect of this change was recognized as a $0.2 million reduction to retained earnings as of January 1, 2017. Additionally, excess tax benefits from stock compensation are included in “Income taxes” in the accompanying Consolidated Statements of Operations subsequent to the adoption of ASU 2016-09.

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

The following table summarizes the assumptions used to estimate the fair value of SARs granted:

	Years Ended December 31,
	2017	2016	2015
Expected volatility	19.3%	25.3%	34.1%
Weighted-average volatility	19.3%	25.3%	34.1%
Expected dividend rate	0.0%	0.0%	0.0%
Expected term (in years)	5.0	5.0	5.0
Risk-free rate	1.9%	1.5%	1.6%

The following table summarizes SARs activity as of December 31, 2017 and for the year then ended:

Stock Appreciation Rights	Shares (000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at January 1, 2017	633	$-
Granted	396	$-
Exercised	(215)	$-
Forfeited or expired	(80)	$-

Outstanding at December 31, 2017	734	$-	8.4	$2,182

Vested or expected to vest at December 31, 2017	734	$-	8.4	$2,182

Exercisable at December 31, 2017	134	$-	6.6	$832

The following table summarizes information regarding SARs granted and exercised (in thousands, except per SAR amounts):

	Years Ended December 31,
	2017	2016	2015
Number of SARs granted	396	323	217
Weighted average grant-date fair value per SAR	$6.24	$7.68	$8.17
Intrinsic value of SARs exercised	$1,763	$1,691	$5,957
Fair value of SARs vested	$1,846	$1,520	$1,302

The following table summarizes nonvested SARs activity as of December 31, 2017 and for the year then ended:

Nonvested Stock Appreciation Rights	Shares (000s)	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2017	515	$7.76
Granted	396	$6.24
Vested	(241)	$7.69
Forfeited or expired	(70)	$6.93

Nonvested at December 31, 2017	600	$6.88

As of December 31, 2017, there was $2.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested SARs granted under the 2011 Plan. This cost is expected to be recognized over a weighted average period of 1.3 years.

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

The following table summarizes nonvested restricted shares/RSUs activity as of December 31, 2017 and for the year then ended:

Nonvested Restricted Shares and RSUs	Shares (000s)	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2017	1,136	$25.47
Granted	480	$29.42
Vested	(328)	$20.95
Forfeited or expired	(179)	$25.62

Nonvested at December 31, 2017	1,109	$28.50

The following table summarizes information regarding restricted shares/RSUs granted and vested (in thousands, except per restricted share/RSU amounts):

	Years Ended December 31,
	2017	2016	2015
Number of restricted shares/RSUs granted	480	451	441
Weighted average grant-date fair value per restricted share/RSU	$29.42	$30.32	$25.06
Fair value of restricted shares/RSUs vested	$6,868	$6,785	$2,019

As of December 31, 2017, based on the probability of achieving the performance goals, there was $22.6 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested restricted shares/RSUs granted under the 2011 Plan. This cost is expected to be recognized over a weighted average period of 1.6 years.

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

The following table summarizes nonvested common stock share award activity as of December 31, 2017 and for the year then ended:

Nonvested Common Stock Share Awards	Shares (000s)	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2017	10	$28.69
Granted	24	$32.93
Vested	(26)	$31.52
Forfeited or expired	-	$-

Nonvested at December 31, 2017	8	$32.21

The following table summarizes information regarding common stock share awards granted and vested (in thousands, except per share award amounts):

	Years Ended December 31,
	2017	2016	2015
Number of share awards granted	24	32	32
Weighted average grant-date fair value per share award	$32.93	$29.04	$24.70
Fair value of share awards vested	$850	$850	$790

As of December 31, 2017, there was $0.2 million of total unrecognized compensation costs, net of estimated forfeitures, related to nonvested common stock share awards granted under the 2004 Fee Plan. This cost is expected to be recognized over a weighted average period of 0.3 years.

Deferred Compensation Plan — The Company’s non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”), which is not shareholder-approved, was adopted by the Board effective December 17, 1998. It was last amended and restated on August 15, 2017, effective January 1, 2018. Eligibility is limited to a select group of key management and employees who are expected to receive an annualized base salary (which will not take into account bonuses or commissions) that exceeds the amount taken into account for purposes of determining highly compensated employees under Section 414(q) of the Internal Revenue Code of 1986 based on the current year’s base salary and applicable dollar amounts. The Deferred Compensation Plan provides participants with the ability to defer between 1% and 80% of their compensation (between 1% and 100% prior to June 30, 2016, the effective date of the first amendment) until the participant’s retirement, termination, disability or death, or a change in control of the Company. Using the Company’s common stock, the Company matches 50% of the amounts deferred by participants on a quarterly basis up to a total of $12,000 per year for the president, chief executive officer and executive vice presidents, $7,500 per year for senior vice presidents, global vice presidents and vice presidents, and, effective January 1, 2017, $5,000 per year for all other participants (there was no match for other participants prior to January 1, 2017, the effective date of the second amendment). Matching contributions and the associated earnings vest over a seven-year service period. Vesting will be accelerated in the event of the participant’s death or disability, a change in control or retirement (defined as separate from service after age 65). In the event of a distribution of benefits as a result of a change in control of the Company, the Company will increase the benefit by an amount sufficient to offset the income tax obligations created by the distribution of benefits. Deferred compensation amounts used to pay benefits, which are held in a rabbi trust, include investments in various mutual funds and shares of the Company’s common stock (see Note 11, Investments Held in Rabbi Trust).

As of December 31, 2017 and 2016, liabilities of $11.6 million and $9.4 million, respectively, of the Deferred Compensation Plan were recorded in “Accrued employee compensation and benefits” in the accompanying Consolidated Balance Sheets. Additionally, the Company’s common stock match associated with the Deferred Compensation Plan, with a carrying value of approximately $2.1 million and $1.8 million at December 31, 2017 and 2016, respectively, is included in “Treasury stock” in the accompanying Consolidated Balance Sheets.

The following table summarizes nonvested common stock activity as of December 31, 2017 and for the year then ended:

Nonvested Common Stock	Shares (000s)	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2017	2	$22.77
Granted	13	$30.49
Vested	(11)	$29.57
Forfeited or expired	(1)	$29.81

Nonvested at December 31, 2017	3	$29.56

The following table summarizes information regarding shares of common stock granted and vested (in thousands, except per common stock amounts):

	Years Ended December 31,
	2017	2016	2015
Number of shares of common stock granted	13	8	8
Weighted average grant-date fair value per common stock	$30.49	$29.36	$25.06
Fair value of common stock vested	$334	$255	$244
Cash used to settle the obligation	$1,134	$396	$65

As of December 31, 2017, there was $0.1 million of total unrecognized compensation cost, net of estimated forfeitures, related to nonvested common stock granted under the Deferred Compensation Plan. This cost is expected to be recognized over a weighted average period of 3.7 years.

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

The reportable segments consist of (1) the Americas, which includes the United States, Canada, Latin America, Australia and the Asia Pacific Rim, and provides outsourced customer engagement solutions (with an emphasis on inbound technical support, digital support and demand generation, and customer service) and technical staffing, and (2) EMEA, which includes Europe, the Middle East and Africa, and provides outsourced customer engagement solutions (with an emphasis on technical support and customer service) and fulfillment services. The sites within Latin America, Australia and the Asia Pacific Rim are included in the Americas segment given the nature of the business and client profile, which is primarily made up of U.S.-based companies that are using the Company’s services in these locations to support their customer engagement needs.

Information about the Company’s reportable segments is as follows (in thousands):

	Americas	EMEA	Other (1)	Consolidated
Year Ended December 31, 2017:
Revenues	$1,325,643	$260,283	$82	$1,586,008
Percentage of revenues	83.6%	16.4%	0.0%	100.0%

Depreciation, net	$47,730	$5,211	$3,031	$55,972
Amortization of intangibles	$20,144	$938	$-	$21,082

Income (loss) from operations	$136,235	$16,067	$(65,411)	$86,891
Total other income (expense), net			(5,584)	(5,584)
Income taxes			(49,091)	(49,091)

Net income				$32,216

Year Ended December 31, 2016:
Revenues	$1,220,818	$239,089	$130	$1,460,037
Percentage of revenues	83.6%	16.4%	0.0%	100.0%

Depreciation, net	$42,436	$4,532	$2,045	$49,013
Amortization of intangibles	$18,329	$1,048	$-	$19,377

Income (loss) from operations	$140,131	$18,380	$(66,263)	$92,248
Total other income (expense), net			(3,364)	(3,364)
Income taxes			(26,494)	(26,494)

Net income				$62,390

Year Ended December 31, 2015:
Revenues	$1,045,415	$240,826	$99	$1,286,340
Percentage of revenues	81.3%	18.7%	0.0%	100.0%

Depreciation, net	$37,842	$4,559	$1,351	$43,752
Amortization of intangibles	$13,648	$522	$-	$14,170

Income (loss) from operations	$135,443	$15,336	$(56,515)	$94,264
Total other income (expense), net			(4,281)	(4,281)
Income taxes			(21,386)	(21,386)

Net income				$68,597

(1) Other items (including corporate and other costs, other income and expense, and income taxes) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the tables above for the years ended December 31, 2017, 2016 and 2015. Inter-segment revenues are not material to the Americas and EMEA segment results.

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

Total revenues by segment from AT&T Corporation (“AT&T”), a major provider of communication services for which the Company provides various customer support services over several distinct lines of AT&T businesses, were as follows (in thousands):

	Years Ended December 31,
	2017		2016		2015
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$220,010	16.6%	$239,033	19.6%	$217,449	20.8%
EMEA	-	0.0%	-	0.0%	3,003	1.2%

	$220,010	13.9%	$239,033	16.4%	$220,452	17.1%

The Company has multiple distinct contracts with AT&T spread across multiple lines of businesses, which expire at varying dates between 2018 and 2019. The Company has historically renewed most of these contracts. However, there is no assurance that these contracts will be renewed, or if renewed, will be on terms as favorable as the existing contracts. Each line of business is governed by separate business terms, conditions and metrics. Each line of business also has a separate decision maker such that a loss of one line of business would not necessarily impact the Company’s relationship with the client and decision makers on other lines of business. The loss of (or the failure to retain a significant amount of business with) any of the Company’s key clients, including AT&T, could have a material adverse effect on its performance. Many of the Company’s contracts contain penalty provisions for failure to meet minimum service levels and are cancelable by the client at any time or on short notice. Also, clients may unilaterally reduce their use of the Company’s services under the contracts without penalty.

Total revenues by segment from the Company’s next largest client, which was in the financial services vertical in each of the years, were as follows (in thousands):

	Years Ended December 31,
	2017		2016		2015
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$109,475	8.3%	$90,508	7.4%	$62,980	6.0%
EMEA	-	0.0%	-	0.0%	-	0.0%

	$109,475	6.9%	$90,508	6.2%	$62,980	4.9%

Other than AT&T, total revenues by segment of the Company’s clients that each individually represents 10% or greater of that segment’s revenues in each of the periods were as follows (in thousands):

	Years Ended December 31,
	2017		2016		2015
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$-	0.0%	$-	0.0%	$-	0.0%
EMEA	104,829	40.3%	96,115	40.2%	68,720	28.5%

	$104,829	6.6%	$96,115	6.6%	$68,720	5.3%

The Company’s top ten clients accounted for approximately 46.9%, 49.2% and 48.5% of its consolidated revenues during the years ended December 31, 2017, 2016 and 2015, respectively.

The following table represents a disaggregation of revenue from contracts with customers by geographic location for the years ended December 31, 2017, 2016 and 2015, by the reportable segment for each category (in thousands):

	Years Ended December 31,
	2017	2016	2015
Americas:
United States	$644,870	$578,753	$422,584
The Philippines	241,211	235,333	216,170
Costa Rica	132,542	124,823	114,483
Canada	112,367	115,226	133,549
El Salvador	75,800	69,937	63,462
People’s Republic of China	38,880	34,851	36,270
Australia	28,442	24,267	23,960
Mexico	25,496	18,167	18,338
Other	26,035	19,461	16,599

Total Americas	1,325,643	1,220,818	1,045,415

EMEA:
Germany	81,634	78,982	82,120
Sweden	56,843	59,313	56,600
United Kingdom	42,247	38,167	50,209
Romania	27,924	21,387	15,474
Other	51,635	41,240	36,423

Total EMEA	260,283	239,089	240,826

Total Other	82	130	99

	$1,586,008	$1,460,037	$1,286,340

Revenues are attributed to countries based on location of customer, except for revenues for The Philippines, Costa Rica, the People’s Republic of China and India which are primarily comprised of customers located in the U.S., but serviced by centers in those respective geographic locations.

The following table represents a disaggregation of revenue from contracts with customers by product and service type for the years ended December 31, 2017, 2016 and 2015, by segment for each category (in thousands):

	Years Ended December 31,
	2017	2016	2015
Americas:
Customer engagement solutions and services	$1,324,534	$1,219,824	$1,041,974
Other revenues	1,109	994	3,441

Total Americas	1,325,643	1,220,818	1,045,415
EMEA:
Customer engagement solutions and services	252,423	228,667	219,392
Other revenues	7,860	10,422	21,434

Total EMEA	260,283	239,089	240,826
Other:
Other revenues	82	130	99

Total Other	82	130	99

	$1,586,008	$1,460,037	$1,286,340

The Company’s long-lived assets, including property and equipment, net and intangibles, net, by geographic location were as follows (in thousands):

	December 31,
	2017	2016
Americas:
United States	$219,476	$230,001
The Philippines	15,199	14,149
Costa Rica	9,170	10,848
Canada	6,400	7,810
El Salvador	4,048	3,860
People’s Republic of China	3,840	2,949
Australia	1,256	1,625
Mexico	2,812	1,114
Other	4,482	4,376

Total Americas	266,683	276,732

EMEA:
Germany	2,460	1,934
Sweden	1,171	1,165
United Kingdom	3,016	2,570
Romania	1,929	2,061
Other	7,241	7,363

Total EMEA	15,817	15,093

Total Other	18,567	17,444

	$301,067	$309,269

Goodwill by segment was as follows (in thousands):

	December 31,
	2017	2016
Americas	$258,496	$255,842
EMEA	10,769	9,562

	$269,265	$265,404

Note 26. Other Income (Expense)

Other income (expense), net consists of the following (in thousands):

	Years Ended December 31,
	2017	2016	2015
Foreign currency transaction gains (losses)	$(548)	$3,348	$(2,924)
Gains (losses) on derivative instruments not designated as hedges	143	(2,270)	1,374
Gains (losses) on liquidation of foreign subsidiaries	-	-	(647)
Other miscellaneous income (expense)	1,814	521	(287)

	$1,409	$1,599	$(2,484)

Note 27. Related Party Transactions

In January 2008, the Company entered into a lease for a customer engagement center located in Kingstree, South Carolina. The landlord, Kingstree Office One, LLC, is an entity controlled by John H. Sykes, the founder, former Chairman and Chief Executive Officer of the Company and the father of Charles Sykes, President and Chief Executive Officer of the Company. The lease payments on the 20-year lease were negotiated at or below market rates, and the lease is cancellable at the option of the Company. There are penalties for early cancellation which decrease over time. The Company paid $0.5 million, $0.4 million and $0.4 million to the landlord during the years ended December 31, 2017, 2016 and 2015, respectively, under the terms of the lease.

Note 28. Subsequent Event

On January 12, 2018, the Company repaid $175.0 million of long-term debt outstanding under its 2015 Credit Agreement, primarily using funds repatriated from its foreign subsidiaries, resulting in a remaining outstanding debt balance of $100.0 million.

Schedule II — Valuation and Qualifying Accounts

Years ended December 31, 2017, 2016 and 2015:

(in thousands)	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Additions (Deductions) (1)	Balance at End of Period
Allowance for doubtful accounts:

Year ended December 31, 2017	$2,925	63	$(30)	$2,958
Year ended December 31, 2016	3,574	89	(738)	2,925
Year ended December 31, 2015	4,661	278	(1,365)	3,574

Valuation allowance for net deferred tax assets:

Year ended December 31, 2017	$30,221	$2,222	$-	$32,443
Year ended December 31, 2016	30,065	156	-	30,221
Year ended December 31, 2015	34,146	(4,081)	-	30,065

Reserves for value added tax receivables:

Year ended December 31, 2017	$77	$-	$(1)	$76
Year ended December 31, 2016	283	(148)	(58)	77
Year ended December 31, 2015	275	-	8	283

(1)	Net write-offs and recoveries, including the effect of foreign currency translation.