Form 10-Q
period 2018-03-31
SYKES ENTERPRISES INC
filed 2018-05-08
CIK 1010612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer	☒	Smaller reporting company	☐
Accelerated filer	☐ (Do not check if a smaller reporting company)	Emerging growth company	☐
Non-accelerated filer	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of April 19, 2018, there were 42,799,382 outstanding shares of common stock.

Sykes Enterprises, Incorporated and Subsidiaries

Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$172,590	$343,734
Receivables, net	346,920	341,958
Prepaid expenses	22,270	22,132
Other current assets	16,395	19,743

Total current assets	558,175	727,567
Property and equipment, net	153,834	160,790
Goodwill, net	267,936	269,265
Intangibles, net	143,623	140,277
Deferred charges and other assets	32,618	29,193

	$1,156,186	$1,327,092

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$26,244	$32,133
Accrued employee compensation and benefits	100,991	102,899
Income taxes payable	2,698	2,606
Deferred revenue	30,217	34,717
Other accrued expenses and current liabilities	35,018	30,888

Total current liabilities	195,168	203,243
Deferred grants	3,089	3,233
Long-term debt	100,000	275,000
Long-term income tax liabilities	27,113	27,098
Other long-term liabilities	24,670	22,039

Total liabilities	350,040	530,613

Commitments and loss contingency (Note 12)

Shareholders’ equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value per share, 200,000 shares authorized; 42,799 and 42,899 shares issued, respectively	428	429
Additional paid-in capital	280,840	282,385
Retained earnings	560,810	546,843
Accumulated other comprehensive income (loss)	(33,799)	(31,104)
Treasury stock at cost: 118 and 117 shares, respectively	(2,133)	(2,074)

Total shareholders’ equity	806,146	796,479

	$1,156,186	$1,327,092

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2018	2017
Revenues	$414,371	$384,014
Operating expenses:
Direct salaries and related costs	275,072	247,136
General and administrative	102,440	92,044
Depreciation, net	14,836	13,348
Amortization of intangibles	4,213	5,231
Impairment of long-lived assets	3,526	202

Total operating expenses	400,087	357,961

Income from operations	14,284	26,053

Other income (expense):
Interest income	171	155
Interest (expense)	(1,206)	(1,699)
Other income (expense), net	155	813

Total other income (expense), net	(880)	(731)

Income before income taxes	13,404	25,322
Income taxes	2,456	6,610

Net income	$10,948	$18,712

Net income per common share:
Basic	$0.26	$0.45

Diluted	$0.26	$0.45

Weighted average common shares outstanding:
Basic	41,939	41,654
Diluted	42,232	41,905

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2018	2017
Net income	$10,948	$18,712
Other comprehensive income (loss), net of taxes:
Foreign currency translation gain (loss), net of taxes	291	3,898
Unrealized gain (loss) on net investment hedges, net of taxes	-	(368)
Unrealized gain (loss) on cash flow hedging instruments, net of taxes	(2,893)	532
Unrealized actuarial gain (loss) related to pension liability, net of taxes	(83)	(23)
Unrealized gain (loss) on postretirement obligation, net of taxes	(10)	(13)

Other comprehensive income (loss), net of taxes	(2,695)	4,026

Comprehensive income (loss)	$8,253	$22,738

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statement of Changes in Shareholders’ Equity

Three Months Ended March 31, 2018

(Unaudited)

	Common Stock		Additional		Accumulated Other
(in thousands)	Shares Issued	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2017	42,899	$429	$282,385	$546,843	$(31,104)	$(2,074)	$796,479
Cumulative effect of accounting change	-	-	-	3,019	-	-	3,019
Stock-based compensation expense	-	-	2,077	-	-	-	2,077
Issuance of common stock under equity award plans, net of forfeitures	18	-	59	-	-	(59)	-
Shares repurchased for tax withholding on equity awards	(118)	(1)	(3,681)	-	-	-	(3,682)
Comprehensive income (loss)	-	-	-	10,948	(2,695)	-	8,253

Balance at March 31, 2018	42,799	$428	$280,840	$560,810	$(33,799)	$(2,133)	$806,146

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2018	2017
Cash flows from operating activities:
Net income	$10,948	$18,712
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,964	13,476
Amortization of intangibles	4,213	5,231
Amortization of deferred grants	(181)	(166)
Impairment losses	3,526	202
Unrealized foreign currency transaction (gains) losses, net	194	(1,405)
Stock-based compensation expense	2,077	2,471
Deferred income tax provision (benefit)	584	429
Unrealized (gains) losses and premiums on financial instruments, net	168	620
Amortization of deferred loan fees	67	67
Imputed interest expense and fair value adjustments to contingent consideration	-	(399)
Other	150	99
Changes in assets and liabilities:
Receivables, net	(2,120)	(506)
Prepaid expenses	(134)	(1,026)
Other current assets	665	107
Deferred charges and other assets	(1,496)	(839)
Accounts payable	(4,413)	679
Income taxes receivable / payable	(1,622)	3,094
Accrued employee compensation and benefits	(1,832)	(2,962)
Other accrued expenses and current liabilities	3,766	(1,698)
Deferred revenue	(2,976)	(66)
Other long-term liabilities	2,071	1,105

Net cash provided by operating activities	28,619	37,225

Cash flows from investing activities:
Capital expenditures	(13,258)	(17,040)
Purchase of intangible assets	(7,505)	-
Other	2	10

Net cash (used for) investing activities	(20,761)	(17,030)

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Continued)

	Three Months Ended March 31,
(in thousands)	2018	2017
Cash flows from financing activities:
Payments of long-term debt	(175,000)	-
Shares repurchased for tax withholding on equity awards	(3,682)	(3,286)
Payments of contingent consideration related to acquisitions	-	(126)
Other	20	55

Net cash provided by (used for) financing activities	(178,662)	(3,357)

Effects of exchange rates on cash, cash equivalents and restricted cash	(332)	3,358

Net increase (decrease) in cash, cash equivalents and restricted cash	(171,136)	20,196
Cash, cash equivalents and restricted cash – beginning	344,805	267,594

Cash, cash equivalents and restricted cash – ending	$173,669	$287,790

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$1,042	$1,464
Cash paid during period for income taxes	$4,754	$2,923
Non-cash transactions:
Property and equipment additions in accounts payable	$4,430	$4,835
Unrealized gain (loss) on postretirement obligation, net of taxes in accumulated other comprehensive income (loss)	$(10)	$(13)
Shares repurchased for tax withholding on equity awards included in current liabilities	$357	$352

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2018 and 2017

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

2017 Tax Reform Act

In December 2017, the President of the United States (“U.S.”) signed into law the Tax Cuts and Jobs Act (the “2017 Tax Reform Act”). In general, the 2017 Tax Reform Act reduces the U.S. federal corporate tax rate from 35% to 21%, effective in 2018. The 2017 Tax Reform Act moves from a worldwide business taxation approach to a participation exemption regime. The 2017 Tax Reform Act also imposes base-erosion prevention measures on non-U.S. earnings of U.S. entities, as well as a one-time mandatory deemed repatriation tax on accumulated non-U.S. earnings which was recorded in the fourth quarter of 2017. The impact of the 2017 Tax Reform Act on the consolidated financial results began with the fourth quarter of 2017, the period of enactment. This impact, along with the transitional taxes discussed in Note 10, Income Taxes, is reflected in the Other segment.

Acquisition

On April 24, 2017, the Company entered into a definitive Asset Purchase Agreement (the “Purchase Agreement”) to acquire certain assets from a Global 2000 telecommunications services provider. The aggregate purchase price of $7.5 million was paid on May 31, 2017, using cash on hand, resulting in $6.0 million of property and equipment and $1.5 million of customer relationship intangibles (the “Telecommunications Asset acquisition”). The Purchase Agreement contains customary representations and warranties, indemnification obligations and covenants. The Telecommunications Asset acquisition was completed to strengthen and create new partnerships for the Company and expand its geographic footprint in North America. The results of the Telecommunications Assets’ operations have been included in the Company’s consolidated financial statements in the Americas segment since its acquisition on May 31, 2017.

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

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2018. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (“SEC”) on March 1, 2018.

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

Cash, Cash Equivalents and Restricted cash — Cash and cash equivalents consist of cash and highly liquid short-term investments, primarily held in non-interest bearing investments which have original maturities of less than 90 days. Restricted cash includes cash whereby the Company’s ability to use the funds at any time is contractually limited or is generally designated for specific purposes arising out of certain contractual or other obligations.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets that sum to the amounts reported in the Condensed Consolidated Statements of Cash Flows (in thousands):

	March 31, 2018	December 31, 2017	March 31, 2017	December 31, 2016
Cash and cash equivalents	$172,590	$343,734	$286,830	$266,675
Restricted cash included in “Other current assets”	154	154	167	160
Restricted cash included in “Deferred charges and other assets”	925	917	793	759

	$173,669	$344,805	$287,790	$267,594

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

The Company evaluates an equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. Factors considered by the Company when reviewing an equity method investment for impairment include the length of time (duration) and the extent (severity) to which the fair value of the equity method investment has been less than cost, the investee’s financial condition and near-term prospects, and the intent and ability to hold the investment for a period of time sufficient to allow for anticipated recovery. An impairment that is other-than-temporary is recognized in the period identified. As of March 31, 2018 and December 31, 2017, the Company did not identify any instances where the carrying values of its equity method investments were not recoverable.

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

The Company’s net investment in XSell of $9.7 million and $9.8 million was included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017, respectively. The Company paid $5.0 million in July 2017 with the remaining $5.0 million included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017. The Company’s proportionate share of XSell’s income (loss) of $(0.1) million was included in “Other income (expense), net” in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 (none in 2017).

Customer-Acquisition Advertising Costs — The Company utilizes direct-response advertising, the primary purpose of which is to elicit purchases from its clients’ customers. These costs are capitalized when they are expected to result in probable future benefits and are amortized over the period during which future benefits are expected to be received, which is generally less than one month. All other advertising costs are expensed as incurred. As of March 31, 2018 and December 31, 2017, the Company had $0.3 million and less than $0.1 million of capitalized direct-response advertising costs included in “Prepaid expenses” in the accompanying Condensed Consolidated Balance Sheets, respectively. Total advertising costs included in “Direct salaries and related costs” in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017 were $10.0 million and $9.8 million, respectively. Total advertising costs included in “General and administrative” in the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2018 were less than $0.1 million (none in 2017).

Reclassifications — Certain balances in the prior period have been reclassified to conform to current period presentation.

New Accounting Standards Not Yet Adopted

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”). These amendments require the recognition of lease assets and lease liabilities on the balance sheet by lessees for those leases currently classified as operating leases under ASC 840, Leases. These amendments also require qualitative disclosures along with specific quantitative disclosures. These amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Entities are required to apply the amendments at the beginning of the earliest period presented using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements, and there are certain optional practical expedients that an entity may elect to apply.

The Company’s implementation team has compiled a detailed inventory of leases and a preliminary analysis of the impact to the financial statements. The Company continues to evaluate the critical factors of ASU 2016-02. Based on an assessment of the Company’s business and system requirements, the implementation team is evaluating lease accounting software vendors as an option to assist the Company in complying with all aspects of ASU 2016-02. The Company expects the adoption of ASU 2016-02 to result in a material increase in the assets and liabilities on the consolidated balance sheets as a result of recognizing right-of-use assets and lease liabilities for existing operating leases based on the amount of the Company’s current lease commitments. The Company believes that the majority of its leases will maintain their current lease classification under ASU 2016-02. The Company does not expect these amendments to have a material effect on its expense recognition timing or cash flows and, as a result, the Company expects ASU 2016-02 will result in an insignificant impact on the Company’s consolidated statements of income and on the consolidated statements of cash flows. The Company is continuing to evaluate the magnitude of the impact and related disclosures, as well as the timing and method of adoption, with respect to the optional practical expedients. The Company is also continuing to evaluate the full impact of ASU 2016-02, as well as its impacts on its business processes, systems, and internal controls.

Other Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220) (“ASU 2018-02”). These amendments allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 Tax Reform Act. These amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendment in this update is permitted, including adoption in any interim period. These amendments can be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the

U.S. federal corporate tax rate in the 2017 Tax Reform Act is recognized. The Company is currently evaluating the impact the guidance will have on its financial condition, results of operations, cash flows and disclosures, as well as the timing and method of adoption.

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

New Accounting Standards Recently Adopted

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”) and subsequent amendments (together, “ASC 606”). ASC 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and indicates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this, an entity should identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. The Company adopted ASC 606 as of January 1, 2018 using the modified retrospective transition method. See Note 2, Revenues, for further details.

Financial Instruments

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10) Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”). These amendments modify how entities measure equity investments and present changes in the fair value of financial liabilities. Under the new guidance, entities will measure equity investments that do not result in consolidation and are not accounted for under the equity method at fair value and recognize any changes in fair value in net income unless the investments qualify for the new practicality exception. A practicality exception applies to those equity investments that do not have a readily determinable fair value and do not qualify for the practical expedient to estimate fair value under ASC 820, Fair Value Measurements, and as such, these investments may be measured at cost. These amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of ASU 2016-01 on January 1, 2018 did not have a material impact on the Company’s consolidated financial statements.

Statement of Cash Flows

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) – Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). These amendments clarify the presentation of cash receipts and payments in eight specific situations. These amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. These amendments have been applied using a retrospective transition method to each period presented. The adoption of ASU 2016-15 on January 1, 2018 did not have a material impact on the Company’s cash flows.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) – Restricted Cash (A Consensus of the FASB Emerging Issues Task Force (“ASU 2016-18”). These amendments clarify how entities should present restricted cash and restricted cash equivalents in the statement of cash flows, requiring entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. These amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. These amendments have been applied using a retrospective transition method to each period presented. The inclusion of restricted cash increased the beginning balance of the Condensed Consolidated Statements of Cash Flows by $1.1 million for the three months ended March 31, 2018 and increased the beginning and ending balances by $0.9 million and $1.0 million, respectively, for the three months ended March 31, 2017. Other than the change in presentation within the accompanying Condensed Consolidated Statements of Cash Flows, the retrospective adoption of ASU 2016-18 on January 1, 2018 did not have a material impact on the Company’s consolidated financial statements.

Income Taxes

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) – Intra-Entity Transfers of Assets Other than Inventory (“ASU 2016-16”). These amendments require recognition of the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. These amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The adoption of ASU 2016-16 on January 1, 2018 did not have a material impact the Company’s consolidated financial statements and no cumulative-effect adjustment to retained earnings was required.

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income (“GILTI”) provisions of the 2017 Tax Reform Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or to treat any taxes on GILTI inclusions as period costs are both acceptable methods subject to an accounting policy election. The Company evaluated the accounting treatment options related to the GILTI provisions and elected to treat any potential GILTI inclusions as a current period cost. The election did not have a material impact on the Company’s consolidated financial statements.

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC paragraphs pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”). These amendments add various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”). SAB 118 directs taxpayers to consider the implications of the 2017 Tax Reform Act as provisional when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law. As described in Note 10, Income Taxes, and in accordance with SAB 118, the Company recorded amounts that were considered provisional.

Business Combinations

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) – Clarifying the Definition of a Business (“ASU 2017-01”). These amendments clarify the definition of a business to help companies evaluate whether transactions should be accounted for as acquisitions or disposals of assets or businesses. These amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. These amendments were applied prospectively. The adoption of ASU 2017-01 of January 1, 2018 did not have a material impact on the Company’s consolidated financial statements.

Retirement Benefits

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715) – Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost (“ASU 2017-07”). These amendments require that an employer report the service cost component in the same line item or items as other compensation costs arising from services rendered by the pertinent employees during the period. The other components of net periodic benefit cost are required to be presented in the income statement separately from the service cost component outside of a subtotal of income from operations. If a separate line item is not used, the line items used in the income statement to present other components of net benefit cost must be disclosed. These amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those annual periods. These amendments were applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, on and after the effective date, for the capitalization of the service cost component of net periodic pension cost and net periodic postretirement benefit in assets. The amendments allow a practical expedient that permits an employer to use the amounts disclosed in its pension and other postretirement benefit plan note for the prior comparative periods as the estimation basis for applying the retrospective presentation requirements.

The Company adopted the income statement presentation aspects of ASU 2017-07 on a retrospective basis effective January 1, 2018. The following is a reconciliation of the effect of the reclassification of the interest cost and amortization of actuarial gain (loss) from operating expenses to other income (expense) in the Company’s Condensed Consolidated Statement of Operations for the three months ended March 31, 2017 (in thousands):

	As Previously Reported	Adjustments Due to the Adoption of ASU 2017-07	As Revised
Three Months Ended March 31, 2017:
Direct salaries and related costs	$247,165	$(29)	$247,136
General and administrative	92,054	(10)	92,044
Income from operations	26,014	39	26,053
Other income (expense), net	852	(39)	813

Note 2. Revenues

Adoption of ASC 606, Revenue from Contracts with Customers

On January 1, 2018, the Company adopted ASC 606, which includes ASU 2014-09 and all related amendments, using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting for revenues under ASC 605, Revenue Recognition (“ASC 605”).

The Company recorded an increase to opening retained earnings of $3.0 million as of January 1, 2018 due to the cumulative impact of adopting ASC 606. The impact, all in the Americas segment, primarily related to the change in timing of revenue recognition associated with certain customer contracts that provide fees upon renewal, as well as changes in estimating variable consideration with respect to penalties and holdback provisions for failure to meet specified minimum service levels and other performance-based contingencies. Revenue recognized under ASC 606 is expected to be slightly higher during 2018 than revenue would have been under ASC 605. This is primarily attributable to the change in the timing of revenue recognition, as discussed above. The impact on revenue recognized for the first quarter of 2018 is reported below.

The cumulative effect of the adjustments made to the Company’s Condensed Consolidated Balance Sheet as of December 31, 2017 for the line items impacted by the adoption of ASC 606 was as follows (in thousands):

	December 31, 2017	Adjustments Due to the Adoption of ASC 606	January 1, 2018
Receivables, net	$341,958	$825	$342,783
Deferred charges and other assets	29,193	2,045	31,238
Income taxes payable	2,606	697	3,303
Deferred revenue	34,717	(1,048)	33,669
Other long-term liabilities	22,039	202	22,241
Retained earnings	546,843	3,019	549,862

The financial statement line items impacted by the adoption of ASC 606 in the Company’s Condensed Consolidated Balance Sheet as of March 31, 2018 were as follows (in thousands):

	As Reported	Balances Without the Impact of the ASC 606 Adoption	Effect of Adoption Increase (Decrease)
March 31, 2018:
Receivables, net	$346,920	$343,750	$3,170
Deferred charges and other assets	32,618	29,365	3,253
Income taxes payable	2,698	1,133	1,565
Deferred revenue	30,217	32,697	(2,480)
Other long-term liabilities	24,670	24,242	428
Retained earnings	560,810	553,900	6,910

The financial statement line items impacted by the adoption of ASC 606 in the Company’s Condensed Consolidated Statement of Operations for the three months ended March 31, 2018 were as follows, along with the impact per share (in thousands, except per share data):

	As Reported	Balances Without the Impact of the ASC 606 Adoption	Effect of Adoption Increase (Decrease)
Three Months Ended March 31, 2018:
Revenues	$414,371	$409,320	$5,051
Income from operations	14,284	9,233	5,051
Income before income taxes	13,404	8,353	5,051
Income taxes	2,456	1,296	1,160
Net income	10,948	7,057	3,891
Net income per common share:
Basic	$0.26	$0.17	$0.09

Diluted	$0.26	$0.17	$0.09

The Company’s net cash provided by operating activities for the three months ended March 31, 2018 did not change due to the adoption of ASC 606.

Practical Expedients

The Company utilized the practical expedient that allows for the application of ASC 606 to a portfolio of contracts (or performance obligations) with similar characteristics if the entity reasonably expects that the effects on the financial statements of applying this guidance to the portfolio would not differ materially from applying this guidance to the individual contracts (or performance obligations) within that portfolio.

Costs of Obtaining Customer Contracts

ASC 606 requires an entity to recognize as an asset the incremental costs of obtaining a contract with a customer if the entity expects to recover those costs. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (e.g. a sales commission). Because the Company’s sales commissions are not directly incremental to obtaining customer contracts, they are expensed as incurred.

Recognition of Revenues Accounting Policy

The Company’s “Recognition of Revenues” accounting policy under ASC 606 is outlined below. For the Company’s accounting policy under ASC 605, see Note 1, Overview and Summary of Significant Accounting Policies, of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

The Company recognizes revenues in accordance with ASC 606, whereby revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services.

Customer Engagement Solutions and Services

Under ASC 606, the Company accounts for a contract with a client when it has approval, the contract is committed, the rights of the parties, including payment terms, are identified, the contract has commercial substance and consideration is probable of collection. The Company’s customer engagement solutions and services are classified as stand-ready performance obligations. Because the Company’s customers simultaneously receive and consume the benefits of its services as they are delivered, the performance obligations are satisfied over time. The Company recognizes revenue over time using output methods such as a per minute, per hour, per call, per transaction or per time and materials basis. These output methods faithfully depict the satisfaction of the Company’s obligation to deliver the services as requested and represent a direct measurement of value to the customer. The Company’s contracts have a single performance obligation as the promise to transfer the customer solutions and services are not separately identifiable from other promises in the contract, and therefore not distinct.

Revenue recognition is limited to the established transaction price, the amount to which the Company expects to be entitled to under the contract, including the amount of expected fees for those contracts with renewal provisions and the amount that is not contingent upon delivery of any future product or service or meeting other specified performance obligations.

The Company’s contracts include penalties and holdbacks provisions for failure to meet specified minimum service levels and other performance-based contingencies, as well as the right of certain of the Company’s clients to chargeback accounts that do not meet certain requirements for specified periods after a sale has occurred. The portion of the transaction price that is subject to service level, performance-based contingencies, and other chargeback provisions is deferred until such contingency is resolved. Certain customers also receive cash discounts for early payment. These provisions are accounted for as variable consideration and are estimated using historical service and pricing trends, the individual contract provisions, and the Company’s best judgment at the time. None of these variable consideration components are subject to constraint due to the short time period to resolution, the Company’s extensive history with similar transactions, and the limited number of possible outcomes and third-party influence. The transaction price, once determined, is allocated to the single performance obligation on a contract by contract basis.

The Company’s primary billing terms are that payment is due upon receipt of the invoice, payable usually within 30 or 60 days. Invoices are generally issued on a monthly basis as control transfers and/or services are rendered. While the Company’s contracts with customers can range from 30 days to six years, the majority include termination without cause provisions allowing either party to cancel the contract without penalty at any time. Under these circumstances, the contract term ends when control of the services already provided transfers to the customer (e.g., month-to-month service contract) regardless of the contract’s actual term. All of the Company’s contracts include a notification or cancellation period (e.g., the contract can be terminated within 90 days’ notice) that cause the contract term to extend beyond the date when control of the services already provided transferred to the customer. Thus, in these instances the contract term would align with the notice term. A contract with a 90-day notice to cancel represents a three-month contract with a renewal option of additional months of service.

Other Revenues

In the Americas, the Company provides a range of enterprise support services including technical staffing services and outsourced corporate help desk services, primarily in the U.S. Revenue for enterprise support services are recognized over time using output methods such as number of positions filled similar to Company’s outsourced customer engagement services and solutions.

In EMEA, the Company offers fulfillment services that are integrated with its customer care and technical support services. The Company’s fulfillment solutions include order processing, payment processing, inventory control, product delivery and product returns handling. Sales are recognized upon shipment to the customer and satisfaction of all obligations.

The Company also has miscellaneous other revenue in the Other segment.

In total, other revenues are immaterial, representing 0.5% and 0.6% of the Company’s consolidated total revenues for the three months ended March 31, 2018 and 2017, respectively.

Disaggregated Revenues

The Company disaggregates its revenues from contracts with customers by service type and geographic location (see Note 15, Segments and Geographic Information), for each of its reportable segments, as the Company believes it best depicts how the nature, amount, timing and uncertainty of its revenue and cash flows are affected by economic factors.

The following table represents revenues from contracts with customers disaggregated by service type for the three months ended March 31, 2018 and 2017, by the reportable segment for each category (in thousands):

	Three Months Ended March 31,
	2018	2017
Americas:
Customer engagement solutions and services	$340,422	$320,663
Other revenues	299	268

Total Americas	340,721	320,931

EMEA:
Customer engagement solutions and services	71,671	61,068
Other revenues	1,956	1,999

Total EMEA	73,627	63,067

Other:
Other revenues	23	16

Total Other	23	16

	$414,371	$384,014

Trade Accounts Receivable

The Company’s trade accounts receivable, net, consists of the following (in thousands):

	March 31, 2018	January 1, 2018 (3)
Trade accounts receivable, net, current (1)	$335,255	$332,014
Trade accounts receivable, net, noncurrent (2)	3,353	2,078

	$338,608	$334,092

(1) Included in “Receivables, net” in the accompanying Condensed Consolidated Balance Sheets.

(2) Included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets.

(3) The January 1, 2018 balance includes the $0.8 million adjustment to “Receivables, net” and the $2.1 million adjustment to “Deferred charges and other assets” upon adoption of ASC 606.

The Company’s noncurrent trade accounts receivable result from contracts with customers that include renewal provisions that take effect subsequent to the satisfaction of the associated performance obligations. Payment is expected upon renewal, which occurs in bi-annual and annual increments over the associated expected contract term, the majority of which range from two to five years.

Deferred Revenue

The Company receives up-front fees in connection with certain contracts. Therefore, a contract liability for future services is created in advance of performance. The deferred revenue is earned over the service periods of the respective contracts, which range from 30 days to six years. This type of deferred revenue is included within “Deferred revenue” in the accompanying Condensed Consolidated Balance Sheets for both services to be provided over the ensuing twelve-month period and services to be provided over multiple years since these contracts contain cancellation and refund provisions, whereby the customers can terminate the contracts and demand pro-rata refunds of the up-front fees with short notice.

Deferred revenue from estimated potential penalties and holdbacks results from the failure to meet specified minimum service levels in certain contracts and other performance-based contingencies.

Deferred revenue from estimated chargebacks reflects the right of certain of the Company’s clients to chargeback accounts that do not meet certain requirements for specified periods after a sale has occurred.

Deferred revenue consists of the following (in thousands):

	March 31, 2018	January 1, 2018 (1)
Future services	$22,353	$26,353
Estimated potential penalties and holdbacks	3,462	3,291
Estimated chargebacks	4,402	4,025

	$30,217	$33,669

(1) The January 1, 2018 balance includes the $1.0 million adjustment to “Deferred revenue” upon adoption of ASC 606.

The following table reflects the revenue recognized during the three months ended March 31, 2018 that was included in “Deferred revenue” as of January 1, 2018 (in thousands):

	Future Services	Estimated Potential Penalties and Holdbacks	Estimated Chargebacks	Total
Revenue recognized in the period	$6,840	$305	$119	$7,264

Deferred revenue classified as future services represents the transaction price allocated to the performance obligations that remain unsatisfied at period end. Such obligations are then satisfied over time. While these balances are classified as current due to cancellation and refund provisions whereby the customers can terminate the contracts and demand pro-rata refunds of the up-front fees with short notice, a portion of this revenue is not expected to be recognized for several years. The amount of future services revenue recognized in the current period primarily represents the Company’s satisfaction of the performance obligations associated with up-front fees from its customers that were previously included within deferred revenue as of January 1, 2018.

Of the consolidated deferred future services balance as of March 31, 2018, the Company expects to recognize revenue as outlined below (in thousands):

Future Services
Within 1 year	$17,138
1 - 2 years	2,451
2 - 3 years	1,184
3 - 4 years	790
Thereafter	790

$22,353

The amount of revenue recognized in the current period associated with estimated potential penalties, holdbacks and chargebacks represents the Company’s satisfaction of service level and other performance-based contingencies, as well as the satisfaction of certain client requirements during the period after sale that were previously unsettled as of January 1, 2018. Of the remaining contract liabilities for estimated potential penalties, holdbacks and chargebacks as of March 31, 2018, the Company expects to recognize the entire balance as revenue within 30 to 120 days if the requisite service levels and client requirements are met in order to settle the contingency. Other changes to the opening and closing balances of these estimated potential penalties, holdbacks, and chargebacks include the establishment of new contingency-based deferrals associated with current period services performed, as well as client settlements for both previously recorded service level requirements and current period requirements that were not met.

With respect to the remaining customer engagement solutions and services contracts accounted for as stand-ready performance obligations each period, there are no unsatisfied performance obligations at period end as the customer simultaneously receives and consumes the benefit of the services as they are delivered over time.

Note 3. Fair Value

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

•	Long-term debt — The carrying value of long-term debt approximates its estimated fair value as the debt bears interest based on variable market rates, as outlined in the debt agreement.
•	Contingent consideration — The contingent consideration is recognized at fair value based on the discounted cash flow method.

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

Embedded Derivatives — The Company uses significant unobservable inputs to determine the fair value of embedded derivatives, which are classified in Level 3 of the fair value hierarchy. These unobservable inputs include expected cash flows associated with the lease, currency exchange rates on the day of commencement, as well as forward currency exchange rates, the results of which are adjusted for credit risk. These items are classified in Level 3 of the fair value hierarchy. See Note 5, Financial Derivatives, for further information.

Investments Held in Rabbi Trust — The investment assets of the rabbi trust are valued using quoted market prices in active markets, which are classified in Level 1 of the fair value hierarchy. For additional information about the deferred compensation plan, refer to Note 6, Investments Held in Rabbi Trust, and Note 14, Stock-Based Compensation.

Contingent Consideration — The Company uses significant unobservable inputs to determine the fair value of contingent consideration, which is classified in Level 3 of the fair value hierarchy. The contingent consideration recorded related to the acquisition of Qelp B.V. and its subsidiary (together, known as “Qelp”) and liabilities assumed as part of the Clear Link Holdings, LLC (“Clearlink”) acquisition was recognized at fair value using a discounted cash flow methodology and a discount rate of approximately 14.0% and 10.0%, respectively.

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the requirements of ASC 820 consist of the following as of March 31, 2018 (in thousands):

		Fair Value Measurements Using:
	Balance at	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2018	Level 1	Level 2	Level 3
Assets:
Foreign currency forward and option contracts (1)	$1,239	$-	$1,239	$-
Embedded derivatives (1)	43	-	-	43
Equity investments held in rabbi trust for the Deferred Compensation Plan (2)	8,266	8,266	-	-
Debt investments held in rabbi trust for the Deferred Compensation Plan (2)	3,407	3,407	-	-

	$12,955	$11,673	$1,239	$43

Liabilities:
Foreign currency forward and option contracts (1)	$1,005	$-	$1,005	$-
Embedded derivatives (1)	452	-	-	452

	$1,457	$-	$1,005	$452

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the requirements of ASC 820 consist of the following as of December 31, 2017 (in thousands):

		Fair Value Measurements Using:
	Balance at	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2017	Level 1	Level 2	Level 3
Assets:
Foreign currency forward and option contracts(1)	$3,848	$-	$3,848	$-
Embedded derivatives(1)	52	-	-	52
Equity investments held in rabbi trust for the Deferred Compensation Plan(2)	8,094	8,094	-	-
Debt investments held in rabbi trust for the Deferred Compensation Plan(2)	3,533	3,533	-	-

	$15,527	$11,627	$3,848	$52

Liabilities:
Foreign currency forward and option contracts(1)	$256	$-	$256	$-
Embedded derivatives(1)	579	-	-	579

	$835	$-	$256	$579

(1) See Note 5, Financial Derivatives, for the classification in the accompanying Condensed Consolidated Balance Sheets.

(2) Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheets. See Note 6, Investments Held in Rabbi Trust.

Reconciliations of Fair Value Measurements Categorized within Level 3 of the Fair Value Hierarchy

Embedded Derivatives in Lease Agreements

A rollforward of the net asset (liability) activity in the Company’s fair value of the embedded derivatives is as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Balance at the beginning of the period	$(527)	$(555)
Gains (losses) recognized in “Other income (expense), net”	87	139
Settlements	42	45
Effect of foreign currency	(11)	(4)

Balance at the end of the period	$(409)	$(375)

Change in unrealized gains (losses) included in “Other income (expense), net” related to embedded derivatives held at the end of the period	$87	$141

Contingent Consideration

A rollforward of the activity in the Company’s fair value of the contingent consideration (liability) is as follows (none in 2018) (in thousands):

Three Months Ended March 31, 2017
Balance at the beginning of the period	$(6,100)
Imputed interest	(34)
Fair value gain (loss) adjustments (1)	433
Settlements	126
Effect of foreign currency	(58)

Balance at the end of the period	$(5,633)

Change in unrealized gains (losses) included in “General and administrative” related to contingent consideration outstanding at the end of the period	$-

(1) Included in “General and administrative” costs in the accompanying Condensed Consolidated Statement of Operations.

The Company recorded a fair value gain of $0.4 million in “General and administrative” during the three months ended March 31, 2017 to the Clearlink contingent consideration upon settlement of one of the contingent consideration liabilities. All outstanding Clearlink contingent consideration liabilities were paid prior to December 31, 2017.

The Company paid $4.4 million in May 2017 to settle the outstanding Qelp contingent consideration obligation.

The Company accreted interest expense each period using the effective interest method until the contingent consideration reached the estimated future value. Interest expense related to the contingent consideration was included in “Interest (expense)” in the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2017.

Non-Recurring Fair Value

Certain assets, under certain conditions, are measured at fair value on a nonrecurring basis utilizing Level 3 inputs, including goodwill, other intangible assets, other long-lived assets and equity method investments. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if these assets were determined to be impaired. The adjusted carrying values for assets measured at fair value on a nonrecurring basis (no liabilities) subject to the requirements of ASC 820 were not material at March 31, 2018 and December 31, 2017.

The following table summarizes the total impairment losses related to nonrecurring fair value measurements of certain assets (no liabilities) subject to the requirements of ASC 820 (in thousands):

	Total Impairment (Loss)
	Three Months Ended March 31,
	2018	2017
Americas:
Property and equipment, net	$(3,526)	$(202)

In connection with the closure of certain under-utilized customer contact management centers in the U.S. and Canada, the Company recorded an impairment charge of $3.5 million related to leasehold improvements, equipment, furniture and fixtures which were not recoverable during the three months ended March 31, 2018.

The Company recorded an impairment charge of $0.2 million related to the write-down of a vacant and unused parcel of land in the U.S. to its estimated fair value during the three months ended March 31, 2017.

Note 4. Goodwill and Intangible Assets

Intangible Assets

The following table presents the Company’s purchased intangible assets as of March 31, 2018 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Intangible assets subject to amortization:
Customer relationships	$170,550	$(98,417)	$72,133	10
Trade names and trademarks	14,141	(9,228)	4,913	7
Non-compete agreements	1,820	(1,204)	616	3
Content library	556	(556)	-	2
Proprietary software	1,040	(620)	420	4
Intangible assets not subject to amortization:
Domain names	65,541	-	65,541	N/A

	$253,648	$(110,025)	$143,623	5

The following table presents the Company’s purchased intangible assets as of December 31, 2017 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Intangible assets subject to amortization:
Customer relationships	$170,853	$(95,175)	$75,678	10
Trade names and trademarks	14,138	(8,797)	5,341	7
Non-compete agreements	1,820	(1,052)	768	3
Content library	542	(542)	-	2
Proprietary software	1,040	(585)	455	4
Intangible assets not subject to amortization:
Domain names	58,035	-	58,035	N/A

	$246,428	$(106,151)	$140,277	6

The Company’s estimated future amortization expense for the succeeding years relating to the purchased intangible assets resulting from acquisitions completed prior to March 31, 2018 is as follows (in thousands):

Years Ending December 31,	Amount
2018 (remaining nine months)	$10,925
2019	14,083
2020	11,405
2021	6,849
2022	5,739
2023	4,882
2024 and thereafter	24,199

Goodwill

Changes in goodwill for the three months ended March 31, 2018 consist of the following (in thousands):

	January 1, 2018	Acquisition	Effect of Foreign Currency	March 31, 2018
Americas	$258,496	$-	$(1,589)	$256,907
EMEA	10,769	-	260	11,029

	$269,265	$-	$(1,329)	$267,936

Changes in goodwill for the year ended December 31, 2017 consist of the following (in thousands):

	January 1, 2017	Acquisition	Effect of Foreign Currency	December 31, 2017
Americas	$255,842	$390	$2,264	$258,496
EMEA	9,562	-	1,207	10,769

	$265,404	$390	$3,471	$269,265

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

The process of evaluating the fair value of the reporting units is highly subjective and requires significant judgment and estimates as the reporting units operate in a number of markets and geographical regions. The Company considered the income and market approaches to determine its best estimates of fair value, which incorporated the following significant assumptions:

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

The Qelp and Clearlink reporting units are at risk of future impairment if projected operating results are not met or other inputs into the fair value measurement change. However, as of March 31, 2018, the Company believes there were no indicators of impairment related to Qelp’s $11.0 million of goodwill or Clearlink’s $71.0 million of goodwill.

Note 5. Financial Derivatives

Cash Flow Hedges – The Company has derivative assets and liabilities relating to outstanding forward contracts and options, designated as cash flow hedges, as defined under ASC 815 Derivatives and Hedging (“ASC 815”), consisting of Philippine Peso, Costa Rican Colon, Hungarian Forint and Romanian Leu contracts. These contracts are entered into to hedge the exposure to variability in the cash flows of a specific asset or liability, or of a forecasted transaction that is attributable to changes in exchange rates.

The deferred gains (losses) and related taxes on the Company’s cash flow hedges recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) in the accompanying Condensed Consolidated Balance Sheets are as follows (in thousands):

	March 31, 2018	December 31, 2017
Deferred gains (losses) in AOCI	$(466)	$2,550
Tax on deferred gains (losses) in AOCI	44	(79)

Deferred gains (losses) in AOCI, net of taxes	$(422)	$2,471

Deferred gains (losses) expected to be reclassified to “Revenues” from AOCI during the next twelve months	$(371)

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

The Company had the following outstanding foreign currency forward contracts and options, and embedded derivatives (in thousands):

	March 31, 2018		December 31, 2017
Contract Type	Notional Amount in USD	Settle Through Date	Notional Amount in USD	Settle Through Date
Cash flow hedges:
Options:
US Dollars/Philippine Pesos	$92,500	March 2019	$78,000	December 2018
Forwards:
US Dollars/Philippine Pesos	34,000	June 2019	3,000	June 2018
US Dollars/Costa Rican Colones	83,000	June 2019	70,000	March 2019
Euros/Hungarian Forints	2,747	December 2018	3,554	December 2018
Euros/Romanian Leis	10,792	December 2018	13,977	December 2018
Non-designated hedges:
Forwards	9,100	June 2018	9,253	March 2018
Embedded derivatives	13,960	April 2030	13,519	April 2030

Master netting agreements exist with each respective counterparty to reduce credit risk by permitting net settlement of derivative positions. In the event of default by the Company or one of its counterparties, these agreements include a set-off clause that provides the non-defaulting party the right to net settle all derivative transactions, regardless of the currency and settlement date. The maximum amount of loss due to credit risk that, based on gross fair value, the Company would incur if parties to the derivative transactions that make up the concentration failed to perform according to the terms of the contracts was $1.2 million and $3.8 million as of March 31, 2018 and December 31, 2017, respectively. After consideration of these netting arrangements and offsetting positions by counterparty, the total net settlement amount as it relates to these positions are asset positions of $0.6 million and $3.6 million as of March 31, 2018 and December 31, 2017, respectively, and liability positions of $0.4 million and $0 as of March 31, 2018 and December 31, 2017, respectively.

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

The following tables present the fair value of the Company’s derivative instruments included in the accompanying Condensed Consolidated Balance Sheets (in thousands):

	Derivative Assets
	March 31, 2018	December 31, 2017
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts (1)	$1,239	$3,604

Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts (1)	-	244
Embedded derivatives (1)	8	9
Embedded derivatives (2)	35	43

Total derivative assets	$1,282	$3,900

	Derivative Liabilities
	March 31, 2018	December 31, 2017
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts (3)	$701	$175
Foreign currency forward and option contracts (4)	95	81

	796	256

Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts (3)	209	-
Embedded derivatives (3)	133	189
Embedded derivatives (4)	319	390

Total derivative liabilities	$1,457	$835

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

(4) Included in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets.

The following table presents the effect of the Company’s derivative instruments included in the accompanying Condensed Consolidated Financial Statements for the three months ended March 31, 2018 and 2017 (in thousands):

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Gain (Loss) Reclassified From AOCI Into “Revenues” (Effective Portion)		Gain (Loss) Recognized in “Revenues” on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	March 31,		March 31,		March 31,
	2018	2017	2018	2017	2018	2017
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts	$(2,696)	$(234)	$237	$(760)	$6	$-

Derivatives designated as net investment hedging instruments under ASC 815:
Foreign currency forward contracts	-	(599)	-	-	-	-

	$(2,696)	$(833)	$237	$(760)	$6	$-

The following table presents the gains (losses) recognized in “Other income (expense), net” of the Company’s derivative instruments included in the accompanying Condensed Consolidated Financial Statements for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended March 31,
	2018	2017
Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts	$(1,169)	$(839)
Embedded derivatives	87	139

	$(1,082)	$(700)

Note 6. Investments Held in Rabbi Trust

The Company’s investments held in rabbi trust, classified as trading securities and included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheets, at fair value, consist of the following (in thousands):

	March 31, 2018		December 31, 2017
	Cost	Fair Value	Cost	Fair Value
Mutual funds	$8,221	$11,673	$8,096	$11,627

The mutual funds held in rabbi trust were 71% equity-based and 29% debt-based as of March 31, 2018. Net investment income (losses), included in “Other income (expense), net” in the accompanying Condensed Consolidated Statements of Operations consists of the following (in thousands):

	Three Months Ended March 31,
	2018	2017
Net realized gains (losses) from sale of trading securities	$5	$-
Dividend and interest income	25	14
Net unrealized holding gains (losses)	(55)	393

Net investment income (losses)	$(25)	$407

Note 7. Deferred Grants

Deferred grants, net of accumulated amortization, consist of the following (in thousands):

	March 31, 2018	December 31, 2017
Property grants	$2,714	$2,843
Lease grants	496	507
Employment grants	59	61

Total deferred grants	3,269	3,411
Less: Lease grants - short-term (1)	(121)	(117)
Less: Employment grants - short-term (1)	(59)	(61)

Total long-term deferred grants	$3,089	$3,233

(1) Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheets.

Note 8. Borrowings

On May 12, 2015, the Company entered into a $440 million revolving credit facility (the “Credit Agreement”) with a group of lenders and KeyBank National Association, as Lead Arranger, Sole Book Runner, Administrative Agent, Swing Line Lender and Issuing Lender (“KeyBank”). The Credit Agreement is subject to certain borrowing limitations and includes certain customary financial and restrictive covenants.

The Credit Agreement includes a $200 million alternate-currency sub-facility, a $10 million swingline sub-facility and a $35 million letter of credit sub-facility, and may be used for general corporate purposes including acquisitions, share repurchases, working capital support and letters of credit, subject to certain limitations. The Company is not currently aware of any inability of its lenders to provide access to the full commitment of funds that exist under the revolving credit facility, if necessary. However, there can be no assurance that such facility will be available to the Company, even though it is a binding commitment of the financial institutions.

The Credit Agreement matures on May 12, 2020, and had outstanding borrowings of $100.0 million and $275.0 million at March 31, 2018 and December 31, 2017, respectively, included in “Long-term debt” in the accompanying Condensed Consolidated Balance Sheets.

Borrowings under the Credit Agreement bear interest at the rates set forth in the Credit Agreement. In addition, the Company is required to pay certain customary fees, including a commitment fee determined quarterly based on the Company’s leverage ratio and due quarterly in arrears as calculated on the average unused amount of the Credit Agreement.

The Credit Agreement is guaranteed by all of the Company’s existing and future direct and indirect material U.S. subsidiaries and secured by a pledge of 100% of the non-voting and 65% of the voting capital stock of all the direct foreign subsidiaries of the Company and those of the guarantors.

In May 2015, the Company paid an underwriting fee of $0.9 million for the Credit Agreement, which is deferred and amortized over the term of the loan, along with the deferred loan fees of $0.4 million related to the previous credit agreement.

The following table presents information related to our credit agreements (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Average daily utilization	$121,389	$267,000
Interest expense (1), (2)	$1,001	$1,443
Weighted average interest rate (2)	3.4%	2.2%

(1) Excludes the amortization of deferred loan fees.

(2) Includes the commitment fee.

On January 12, 2018, the Company repaid $175.0 million of long-term debt outstanding under its Credit Agreement, primarily using funds repatriated from its foreign subsidiaries, resulting in a remaining outstanding debt balance of $100.0 million.

Note 9. Accumulated Other Comprehensive Income (Loss)

The Company presents data in the Condensed Consolidated Statements of Changes in Shareholders’ Equity in accordance with ASC 220, Comprehensive Income (“ASC 220”). ASC 220 establishes rules for the reporting of comprehensive income (loss) and its components. The components of accumulated other comprehensive income (loss) consist of the following (in thousands):

	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) on Net Investment Hedge	Unrealized Gain (Loss) on Cash Flow Hedging Instruments	Unrealized Actuarial Gain (Loss) Related to Pension Liability	Unrealized Gain (Loss) on Post Retirement Obligation	Total
Balance at January 1, 2017	$(72,393)	$6,266	$(2,225)	$1,125	$200	$(67,027)
Pre-tax amount	36,101	(8,352)	2,276	527	(30)	30,522
Tax (provision) benefit	-	3,132	(54)	(18)	-	3,060
Reclassification of (gain) loss to net income	-	-	2,444	(53)	(50)	2,341
Foreign currency translation	(23)	-	30	(7)	-	-

Balance at December 31, 2017	(36,315)	1,046	2,471	1,574	120	(31,104)
Pre-tax amount	144	-	(2,690)	-	-	(2,546)
Tax (provision) benefit	-	-	126	3	-	129
Reclassification of (gain) loss to net income	-	-	(250)	(18)	(10)	(278)
Foreign currency translation	147	-	(79)	(68)	-	-

Balance at March 31, 2018	$(36,024)	$1,046	$(422)	$1,491	$110	$(33,799)

The following table summarizes the amounts reclassified to net income from accumulated other comprehensive income (loss) and the associated line item in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,		Statements of Operations
	2018	2017	Location
Gain (Loss) on Cash Flow Hedging Instruments: (1)
Pre-tax amount	243	(760)	Revenues
Tax (provision) benefit	7	41	Income taxes

Reclassification to net income	250	(719)
Actuarial Gain (Loss) Related to Pension Liability: (2)
Pre-tax amount	$15	$10	Other income (expense), net
Tax (provision) benefit	3	-	Income taxes

Reclassification to net income	18	10
Gain (Loss) on Post Retirement Obligation: (2),(3)
Reclassification to net income	10	12	Other income (expense), net

Total reclassification of gain (loss) to net income	$278	$(697)

(1) See Note 5, Financial Derivatives, for further information.

(2) See Note 13, Defined Benefit Pension Plan and Postretirement Benefits, for further information.

(3) No related tax (provision) benefit.

As discussed in Note 10, Income Taxes, for periods prior to December 31, 2017, any remaining outside basis differences associated with the Company’s investments in its foreign subsidiaries are considered to be indefinitely reinvested and no provision for income taxes on those earnings or translation adjustments has been provided.

Note 10. Income Taxes

The Company’s effective tax rates were 18.3% and 26.1% for the three months ended March 31, 2018 and 2017, respectively. The decrease in the effective tax rate is due to a benefit of $0.6 million from the reduction in the U.S. federal corporate tax rate from 35% to 21% as a result of the 2017 Tax Reform Act. This was partially offset by a $0.6 million decrease in the amount of excess tax benefits from stock-based compensation recognized in March 31, 2018 as compared to March 31, 2017. For the three months ended March 31, 2018 and 2017, the Company recognized a discrete tax benefit related to the excess tax benefits from stock-based compensation of $0.3 million and $0.9 million, respectively. The decrease in the effective tax rate was also significantly affected by shifts in earnings among the various jurisdictions in which the Company operates. Several additional factors, none of which are individually material, also impacted the rate. The difference between the Company’s effective tax rate as compared to the U.S. statutory federal tax rate of 21.0% was primarily due to the aforementioned factors as well as the recognition of tax benefits resulting from foreign tax rate differentials, income earned in certain tax holiday jurisdictions and tax credits, partially offset by the tax impact of permanent differences, state income and foreign withholding.

The 2017 Tax Reform Act made significant changes to the Internal Revenue Code, including, but not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a participation exemption regime, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The Company estimated its provision for income taxes in accordance with the 2017 Tax Reform Act and guidance available upon enactment and as a result recorded $32.7 million as additional income tax expense in the fourth quarter of 2017, the period in which the legislation was signed into law. The $32.7 million estimate includes the provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings of $32.7 million based on cumulative foreign earnings of $531.8 million and $1.0 million of foreign withholding taxes on certain anticipated distributions. The provisional tax expense was partially offset by a provisional benefit of $1.0 million related to the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future. The Company has not recorded any adjustments to this provisional amount as of March 31, 2018.

Prior to December 31, 2017, no additional income taxes have been provided for any remaining outside basis differences inherent in the Company’s investments in its foreign subsidiaries as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining outside basis difference in these entities is not practicable due to the inherent complexity of the multi-national tax environment in which the Company operates.

On December 22, 2017, the SEC issued SAB 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Reform Act. In accordance with SAB 118, the Company has determined that the deferred tax benefit recorded in connection with the remeasurement of certain deferred tax assets and liabilities and the current tax expense recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings was a provisional amount and a reasonable estimate at March 31, 2018 and December 31, 2017. Additional work is necessary for a more detailed analysis of the Company’s deferred tax assets and liabilities and its historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of identification, but no later than one year from the enactment date.

The 2017 Tax Reform Act instituted a number of new provisions effective January 1, 2018, including GILTI, Foreign Derived Intangible Income (“FDII”) and Base Erosion and Anti-Abuse Tax (“BEAT”). The Company made a reasonable estimate of the impact of each of these provisions of the 2017 Tax Reform Act on its effective tax rate for the three months ended March 31, 2018 and determined that the resulting impact was not material. The Company will continue to refine its provisional estimates related to the GILTI, FDII and BEAT rules as additional information is made available.

The Company received assessments for the Canadian 2003-2009 audit. Requests for Competent Authority Assistance were filed with both the Canadian Revenue Agency and the U.S. Internal Revenue Service and the Company paid mandatory security deposits to Canada as part of this process. As of June 30, 2017, the Company determined that all material aspects of the Canadian audit were effectively settled pursuant to ASC 740. As a result, the Company recognized an income tax benefit of $1.2 million, net of the U.S. tax impact, at that time and the deposits were applied against the anticipated liability.

With the effective settlement of the Canadian audit, the Company has no significant tax jurisdictions under audit; however, the Company is currently under audit in several tax jurisdictions. The Company believes it is adequately reserved for the remaining audits and their resolution is not expected to have a material impact on its financial conditions and results of operations.

Note 11. Earnings Per Share

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

The numbers of shares used in the earnings per share computation are as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Basic:
Weighted average common shares outstanding	41,939	41,654
Diluted:
Dilutive effect of stock appreciation rights, restricted stock, restricted stock units and shares held in rabbi trust	293	251

Total weighted average diluted shares outstanding	42,232	41,905

Anti-dilutive shares excluded from the diluted earnings per share calculation	9	9

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

There were no shares repurchased under the Company’s share repurchase program during the three months ended March 31, 2018 and 2017.

Note 12. Commitments and Loss Contingency

Commitments

During the three months ended March 31, 2018, the Company entered into several leases in the ordinary course of business. The following is a schedule of future minimum rental payments required under operating leases that have noncancelable lease terms as of March 31, 2018 (in thousands):

Amount
2018 (remaining nine months)	$336
2019	2,779
2020	2,887
2021	2,949
2022	2,976
2023	2,524
2024 and thereafter	6,778

Total minimum payments required	$21,229

During the three months ended March 31, 2018, the Company entered into agreements with third-party vendors in the ordinary course of business whereby the Company committed to purchase goods and services used in its normal operations. These agreements generally are not cancelable, range from one to five year periods and may contain fixed or minimum annual commitments. Certain of these agreements allow for renegotiation of the minimum annual commitments. The following is a schedule of the future minimum purchases remaining under the agreements as of March 31, 2018 (in thousands):

Amount
2018 (remaining nine months)	$6,863
2019	3,270
2020	253
2021	-
2022	-
2023	-
2024 and thereafter	-

Total minimum payments required	$10,386

Loss Contingency

The Company, from time to time, is involved in legal actions arising in the ordinary course of business. With respect to these matters, management believes that the Company has adequate legal defenses and/or, when possible and appropriate, has provided adequate accruals related to those matters such that the ultimate outcome will not have a material adverse effect on the Company’s financial position or results of operations.

Note 13. Defined Benefit Pension Plan and Postretirement Benefits

Defined Benefit Pension Plans

The following table provides information about the net periodic benefit cost for the Company’s pension plans (in thousands):

	Three Months Ended March 31,
	2018	2017
Service cost	$114	$125
Interest cost	50	49
Recognized actuarial (gains)	(15)	(10)

Net periodic benefit cost	$149	$164

The Company’s service cost for its qualified pension plans was included in “Direct salaries and related costs” and “General and administrative” costs in its Condensed Consolidated Statement of Operations for the three months ended March 31, 3018 and 2017. The remaining components of net periodic benefit cost were included in “Other income (expense), net” in the Company’s Condensed Consolidated Statement of Operations for the three months ended March 31, 2018 and 2017. See Note 1, Overview and Basis of Presentation, for further information related to the adoption of ASU 2016-18.

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

	Three Months Ended March 31,
	2018	2017
401(k) plan contributions	$459	$311

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

	March 31, 2018	December 31, 2017
Postretirement benefit obligation	$14	$15
Unrealized gains (losses) in AOCI (1)	110	120

(1) Unrealized gains (losses) are due to changes in discount rates related to the postretirement obligation.

Note 14. Stock-Based Compensation

The Company’s stock-based compensation plans include the 2011 Equity Incentive Plan, the Non-Employee Director Fee Plan and the Deferred Compensation Plan. The following table summarizes the stock-based compensation expense (primarily in the Americas) and income tax benefits related to the stock-based compensation (in thousands):

	Three Months Ended March 31,
	2018	2017
Stock-based compensation (expense) (1)	$(2,077)	$(2,471)
Income tax benefit (2)	498	951

(1) Included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations.

(2) Included in “Income taxes” in the accompanying Condensed Consolidated Statements of Operations.

There were no capitalized stock-based compensation costs as of March 31, 2018 and December 31, 2017.

Beginning January 1, 2017, as a result of the adoption of ASU 2016-09, Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), the Company began accounting for forfeitures as they occur, rather than estimating expected forfeitures. The net cumulative effect of this change was recognized as a $0.2 million reduction to retained earnings as of January 1, 2017. Additionally, excess tax benefits (deficiencies) from stock compensation are included in “Income taxes” in the accompanying Condensed Consolidated Statements of Operations subsequent to the adoption of ASU 2016-09.

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

The following table summarizes SARs activity as of March 31, 2018 and for the three months then ended:

Stock Appreciation Rights	Shares (000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at January 1, 2018	734	$-
Granted	-	$-
Exercised	(43)	$-
Forfeited or expired	-	$-

Outstanding at March 31, 2018	691	$-	8.3	$597

Vested or expected to vest at March 31, 2018	691	$-	8.3	$597

Exercisable at March 31, 2018	363	$-	7.8	$597

The following table summarizes information regarding SARs granted and exercised (in thousands, except per SAR amounts):

	Three Months Ended March 31,
	2018	2017
Number of SARs granted	-	-
Weighted average grant-date fair value per SAR	$-	$-
Intrinsic value of SARs exercised	$305	$306
Fair value of SARs vested	$1,950	$1,846

The following table summarizes nonvested SARs activity as of March 31, 2018 and for the three months then ended:

Nonvested Stock Appreciation Rights	Shares (000s)	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2018	600	$6.88
Granted	-	$-
Vested	(272)	$7.16
Forfeited or expired	-	$-

Nonvested at March 31, 2018	328	$6.64

As of March 31, 2018, there was $2.1 million of total unrecognized compensation cost, net of actual forfeitures, related to nonvested SARs granted under the 2011 Plan. This cost is expected to be recognized over a weighted average period of 1.3 years.

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

The following table summarizes nonvested restricted shares/RSUs activity as of March 31, 2018 and for the three months then ended:

Nonvested Restricted Shares and RSUs	Shares (000s)	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2018	1,109	$28.50
Granted	-	$-
Vested	(323)	$25.78
Forfeited or expired	(41)	$25.78

Nonvested at March 31, 2018	745	$29.83

The following table summarizes information regarding restricted shares/RSUs granted and vested (in thousands, except per restricted share/RSU amounts):

	Three Months Ended March 31,
	2018	2017
Number of restricted shares/RSUs granted	-	-
Weighted average grant-date fair value per restricted share/RSU	$-	$-
Fair value of restricted shares/RSUs vested	$8,342	$6,868

As of March 31, 2018, there was $19.9 million of total unrecognized compensation cost, net of actual forfeitures, related to nonvested restricted shares/RSUs granted under the 2011 Plan. This cost is expected to be recognized over a weighted average period of 1.5 years.

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

In addition to the Annual Retainer award, the 2004 Fee Plan also provided for any non-employee Chairman of the Board to receive an additional annual cash award of $100,000, and each non-employee director serving on a committee of the Board to receive an additional annual cash award. The additional annual cash award for the Chairperson of the Audit Committee is $20,000 and Audit Committee members are entitled to an annual cash award of $10,000. The annual cash awards for the Chairpersons of the Compensation Committee, Finance Committee and Nominating and Corporate Governance Committee are $15,000, $12,500 and $12,500, respectively, and all other members of such committees are entitled to an annual cash award of $7,500.

The 2004 Fee Plan expired in May 2014, prior to the 2014 annual shareholders’ meeting. In March 2014, upon the recommendation of the Compensation Committee, the Board determined that, following the expiration of the 2004 Fee Plan, the compensation of non-employee Directors should continue on the same terms as provided in the Fifth Amended and Restated Non-Employee Director Fee Plan, except the amounts of cash and equity grants shall be determined annually by the Board and that the stock portion of such compensation would be issued under the 2011 Plan.

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

The following table summarizes nonvested common stock share award activity as of March 31, 2018 and for the three months then ended:

Nonvested Common Stock Share Awards	Shares (000s)	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2018	8	$32.21
Granted	-	$-
Vested	(7)	$32.74
Forfeited or expired	-	$-

Nonvested at March 31, 2018	1	$29.36

The following table summarizes information regarding common stock share awards granted and vested (in thousands, except per share award amounts):

	Three Months Ended March 31,
	2018	2017
Number of share awards granted	-	-
Weighted average grant-date fair value per share award	$-	$-
Fair value of share awards vested	$210	$220

As of March 31, 2018, there was less than $0.1 million of total unrecognized compensation cost, net of actual forfeitures, related to nonvested common stock share awards granted under the Fee Plan. This cost is expected to be recognized over a weighted average period of less than one year.

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

As of March 31, 2018 and December 31, 2017, liabilities of $11.6 million and $11.6 million, respectively, of the Deferred Compensation Plan were recorded in “Accrued employee compensation and benefits” in the accompanying Condensed Consolidated Balance Sheets. Additionally, the Company’s common stock match associated with the Deferred Compensation Plan, with a carrying value of approximately $2.1 million and $2.1 million as of March 31, 2018 and December 31, 2017, respectively, is included in “Treasury stock” in the accompanying Condensed Consolidated Balance Sheets.

The following table summarizes nonvested common stock activity as of March 31, 2018 and for the three months then ended:

Nonvested Common Stock	Shares (000s)	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2018	3	$29.56
Granted	5	$28.94
Vested	(4)	$28.99
Forfeited or expired	-	$-

Nonvested at March 31, 2018	4	$29.34

The following table summarizes information regarding shares of common stock granted and vested (in thousands, except per common stock amounts):

	Three Months Ended March 31,
	2018	2017
Number of shares of common stock granted	5	7
Weighted average grant-date fair value per common stock	$28.94	$29.40
Fair value of common stock vested	$117	$162
Cash used to settle the obligation	$249	$9

As of March 31, 2018, there was $0.1 million of total unrecognized compensation cost, net of actual forfeitures, related to nonvested common stock granted under the Deferred Compensation Plan. This cost is expected to be recognized over a weighted average period of 3.7 years.

Note 15. Segments and Geographic Information

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

Information about the Company’s reportable segments is as follows (in thousands):

	Americas	EMEA	Other (1)	Consolidated
Three Months Ended March 31, 2018:
Revenues	$340,721	$73,627	$23	$414,371
Percentage of revenues	82.2%	17.8%	0.0%	100.0%
Depreciation, net	$12,683	$1,411	$742	$14,836
Amortization of intangibles	$3,992	$221	$-	$4,213
Income (loss) from operations	$25,864	$4,639	$(16,219)	$14,284
Total other income (expense), net			(880)	(880)
Income taxes			(2,456)	(2,456)

Net income				$10,948

Three Months Ended March 31, 2017:
Revenues	$320,931	$63,067	$16	$384,014
Percentage of revenues	83.6%	16.4%	0.0%	100.0%
Depreciation, net	$11,468	$1,186	$694	$13,348
Amortization of intangibles	$4,978	$253	$-	$5,231
Income (loss) from operations	$37,972	$5,580	$(17,499)	$26,053
Total other income (expense), net			(731)	(731)
Income taxes			(6,610)	(6,610)

Net income				$18,712

(1) Other items (including corporate and other costs, other income and expense, and income taxes) are included for purposes of reconciling to the Company’s consolidated totals as shown in the tables above for the periods shown. Inter-segment revenues are not material to the Americas and EMEA segment results.

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

The following table represents a disaggregation of revenue from contracts with customers by geographic location for the three months ended March 31, 2018 and 2017, by the reportable segment for each category (in thousands):

	Three Months Ended March 31,
	2018	2017
Americas:
United States	$171,446	$153,643
The Philippines	60,086	58,540
Costa Rica	32,075	33,325
Canada	27,189	29,722
El Salvador	20,011	18,345
People’s Republic of China	9,348	9,260
Australia	7,702	6,649
Mexico	6,318	5,609
Other	6,546	5,838

Total Americas	340,721	320,931

EMEA:
Germany	24,175	20,438
Sweden	14,130	14,301
United Kingdom	13,347	9,735
Romania	8,136	6,393
Other	13,839	12,200

Total EMEA	73,627	63,067

Total Other	23	16

	$414,371	$384,014

Revenues are attributed to countries based on location of customer, except for revenues for The Philippines, Costa Rica, the People’s Republic of China and India which are primarily comprised of customers located in the U.S., but serviced by centers in those respective geographic locations.

Note 16. Other Income (Expense)

Other income (expense), net consists of the following (in thousands):

	Three Months Ended March 31,
	2018	2017
Foreign currency transaction gains (losses)	$1,448	$1,179
Gains (losses) on derivative instruments not designated as hedges	(1,082)	(700)
Other miscellaneous income (expense)	(211)	334

	$155	$813

Note 17. Related Party Transactions

In January 2008, the Company entered into a lease for a customer engagement center located in Kingstree, South Carolina. The landlord, Kingstree Office One, LLC, is an entity controlled by John H. Sykes, the founder, former Chairman and former Chief Executive Officer of the Company and the father of Charles Sykes, President and Chief Executive Officer of the Company. The lease payments on the 20-year lease were negotiated at or below market rates, and the lease is cancellable at the option of the Company. The Company paid $0.1 million to the landlord during both the three months ended March 31, 2018 and 2017 under the terms of the lease.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sykes Enterprises, Incorporated

Tampa, Florida

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of March 31, 2018, the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month periods ended March 31, 2018 and 2017, changes in shareholders’ equity for the three-month period ended March 31, 2018, and of cash flows for the three-month periods ended March 31, 2018 and 2017, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 1, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results

This interim financial information is the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our reviews in accordance with standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ Deloitte & Touche LLP

Tampa, Florida

May 8, 2018

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report and the consolidated financial statements and notes in the Sykes Enterprises, Incorporated (“SYKES,” “our,” “we” or “us”) Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (“SEC”).

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

Factors that could cause actual results to differ materially from what is expressed or forecasted in such forward-looking statements include, but are not limited to: (i) the impact of economic recessions in the U.S. and other parts of the world, (ii) fluctuations in global business conditions and the global economy, (iii) currency fluctuations, (iv) the timing of significant orders for our products and services, (v) variations in the terms and the elements of services offered under our standardized contract including those for future bundled service offerings, (vi) changes in applicable accounting principles or interpretations of such principles, (vii) difficulties or delays in implementing our bundled service offerings, (viii) failure to achieve sales, marketing and other objectives, (ix) construction delays of new or expansion of existing customer engagement centers, (x) delays in our ability to develop new products and services and market acceptance of new products and services, (xi) rapid technological change, (xii) loss or addition of significant clients, (xiii) political and country-specific risks inherent in conducting business abroad, (xiv) our ability to attract and retain key management personnel, (xv) our ability to continue the growth of our support service revenues through additional technical and customer engagement centers, (xvi) our ability to further penetrate into vertically integrated markets, (xvii) our ability to expand our global presence through strategic alliances and selective acquisitions, (xviii) our ability to continue to establish a competitive advantage through sophisticated technological capabilities, (xix) the ultimate outcome of any lawsuits, (xx) our ability to recognize deferred revenue through delivery of products or satisfactory performance of services, (xxi) our dependence on the demand for outsourcing, (xxii) risk of interruption of technical and customer engagement center operations due to such factors as fire, earthquakes, inclement weather and other disasters, power failures, telecommunication failures, unauthorized intrusions, computer viruses and other emergencies, (xxiii) the existence of substantial competition, (xxiv) the early termination of contracts by clients, (xxv) the ability to obtain and maintain grants and other incentives (tax or otherwise), (xxvi) the potential of cost savings/synergies associated with acquisitions not being realized, or not being realized within the anticipated time period, (xxvii) risks related to the integration of the acquisitions and the impairment of any related goodwill, and (xxviii) other risk factors that are identified in our most recent Annual Report on Form 10-K, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Executive Summary

We are a leading provider of multichannel demand generation and global comprehensive customer engagement services. We provide differentiated full lifecycle customer engagement solutions and services to Global 2000 companies and their end customers primarily in the communications, financial services, technology, transportation and leisure, healthcare, retail and other industries. Our differentiated full lifecycle management services platform effectively engages customers at every touchpoint within the customer journey, including digital marketing and acquisition, sales expertise, customer service, technical support and retention. We serve our clients through two geographic operating regions: the Americas (United States, Canada, Latin America, Australia and the Asia Pacific Rim) and EMEA (Europe, the Middle East and Africa). Our Americas and EMEA regions primarily provide customer engagement solutions and services with an emphasis on inbound multichannel demand generation, customer service and technical support to our clients’ customers. These services, which represented 99.5% and 99.4% of consolidated revenues during the three months ended March 31, 2018 and 2017, respectively, are delivered through multiple communication channels including phone, e-mail, social media, text messaging, chat and digital self-service. We also provide various enterprise support services in the United States (“U.S.”) that include services for our clients’ internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, we also provide fulfillment services, which includes order processing, payment processing, inventory control, product delivery and product returns handling. Our complete service offering helps our clients acquire, retain and increase the lifetime value of their customer relationships. We have developed an extensive global reach with customer engagement centers across six continents, including North America, South America, Europe, Asia, Australia and Africa. We deliver cost-effective solutions that generate demand, enhance the customer service experience, promote stronger brand loyalty, and bring about high levels of performance and profitability.

Recent Developments

2017 Tax Reform Act

In December 2017, the President of the United States (“U.S.”) signed into law the Tax Cuts and Jobs Act (the “2017 Tax Reform Act”). In general, the 2017 Tax Reform Act reduces the U.S. federal corporate tax rate from 35% to 21%, effective in 2018. The 2017 Tax Reform Act moves from a worldwide business taxation approach to a participation exemption regime. The 2017 Tax Reform Act also imposes base-erosion prevention measures on non-U.S. earnings of U.S. entities, as well as a one-time mandatory deemed repatriation tax on accumulated non-U.S. earnings which was recorded in the fourth quarter of 2017. The impact of the 2017 Tax Reform Act on our consolidated financial results began with the fourth quarter of 2017, the period of enactment. This impact, along with the transitional taxes discussed in Note 10, Income Taxes, of the accompanying “Notes to Condensed Consolidated Financial Statements” is reflected in the Other segment.

Acquisition of Telecommunications Assets

In May 2017, we completed the acquisition of certain assets of a Global 2000 telecommunications service provider (the “Telecommunications Asset acquisition”) to strengthen and create new partnerships and expand our geographic footprint in North America. The total purchase price of $7.5 million was funded through cash on hand. The results of operations of the Telecommunications Asset acquisition have been reflected in our consolidated financial statements since May 31, 2017.

Results of Operations

The following table sets forth, for the periods indicated, the amounts presented in the accompanying Condensed Consolidated Statements of Operations as well as the change between the respective periods:

	Three Months Ended March 31,
(in thousands)	2018	2017	$ Change
Revenues	$414,371	$384,014	$30,357

Operating expenses:
Direct salaries and related costs	275,072	247,136	27,936
General and administrative	102,440	92,044	10,396
Depreciation, net	14,836	13,348	1,488
Amortization of intangibles	4,213	5,231	(1,018)
Impairment of long-lived assets	3,526	202	3,324

Total operating expenses	400,087	357,961	42,126

Income from operations	14,284	26,053	(11,769)

Other income (expense):
Interest income	171	155	16
Interest (expense)	(1,206)	(1,699)	493
Other income (expense), net	155	813	(658)

Total other income (expense), net	(880)	(731)	(149)

Income before income taxes	13,404	25,322	(11,918)
Income taxes	2,456	6,610	(4,154)

Net income	$10,948	$18,712	$(7,764)

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017

Revenues

	Three Months Ended March 31,
	2018		2017
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change
Americas	$340,721	82.2%	$320,931	83.6%	$19,790
EMEA	73,627	17.8%	63,067	16.4%	10,560
Other	23	0.0%	16	0.0%	7

Consolidated	$414,371	100.0%	$384,014	100.0%	$30,357

Consolidated revenues increased $30.4 million, or 7.9%, for the three months ended March 31, 2018 from the comparable period in 2017.

The increase in Americas’ revenues was due to new clients of $31.3 million, higher volumes from existing clients of $4.2 million and a positive foreign currency impact of $3.8 million, partially offset by end-of-life client programs of $19.5 million. Revenues from our offshore operations represented 39.4% of Americas’ revenues in 2018, compared to 40.8% for the comparable period in 2017.

The increase in EMEA’s revenues was due to higher volumes from existing clients of $1.6 million, new clients of $1.3 million and a positive foreign currency impact of $8.6 million, partially offset by end-of-life client programs of $0.9 million.

On a consolidated basis, we had 53,600 brick-and-mortar seats as of March 31, 2018, an increase of 5,700 seats from the comparable period in 2017. This increase reflects seat additions to support higher projected demand. The capacity utilization rate on a combined basis was 68% compared to 74% in the comparable period in 2017. This decrease was primarily due to operational inefficiencies, capacity additions in certain geographies to address demand opportunities and short-term inefficiencies created by our progress in implementing actions to rationalize excess capacity.

On a segment basis, 46,400 seats were located in the Americas, an increase of 5,400 seats from the comparable period in 2017, and 7,200 seats were located in EMEA, an increase of 300 seats from the comparable period in 2017. Capacity utilization rates as of March 31, 2018 were 66% for the Americas and 79% for EMEA, compared to 73% and 81%, respectively, in the comparable period in 2017, with the decrease in utilization in the Americas primarily due to the aforementioned factors, while the decrease in EMEA is primarily due to seat additions to support higher projected demand. We are executing on initiatives to rationalize up to 10% of our total seat capacity on a gross basis and expect the bulk of this rationalization to occur in the second and third quarters, with the remainder completed by the end of 2018 or early 2019. We strive to attain a capacity utilization rate of 85% at each of our locations.

Direct Salaries and Related Costs

	Three Months Ended March 31,
	2018		2017
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$223,153	65.5%	$203,702	63.5%	$19,451	2.0%
EMEA	51,919	70.5%	43,434	68.9%	8,485	1.6%

Consolidated	$275,072	66.4%	$247,136	64.4%	$27,936	2.0%

The increase of $27.9 million in direct salaries and related costs included a negative foreign currency impact of $0.8 million in the Americas and a negative foreign currency impact of $5.9 million in EMEA.

The increase in Americas’ direct salaries and related costs, as a percentage of revenues, was primarily attributable to higher compensation costs of 2.2% driven by a decrease in agent productivity due to operational inefficiencies principally within the financial services, transportation and communications verticals in the current period, higher background and drug testing costs of 0.2% and higher other costs of 0.3%, partially offset by lower auto tow claim costs of 0.3%, lower recruiting costs of 0.2% and lower communications costs of 0.2%.

The increase in EMEA’s direct salaries and related costs, as a percentage of revenues, was primarily attributable to higher compensation costs of 1.2% driven by a decrease in agent productivity principally within the technology vertical in the current period, higher communications costs of 0.2% and higher other costs of 0.4%, partially offset by lower fulfillment materials costs of 0.2%.

General and Administrative

	Three Months Ended March 31,
	2018		2017
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$71,503	21.0%	$62,609	19.5%	$8,894	1.5%
EMEA	15,437	21.0%	12,614	20.0%	2,823	1.0%
Other	15,500	-	16,821	-	(1,321)	-

Consolidated	$102,440	24.7%	$92,044	24.0%	$10,396	0.7%

The increase of $10.4 million in general and administrative expenses included a negative foreign currency impact of $0.1 million in the Americas and a negative foreign currency impact of $1.9 million in EMEA.

The increase in Americas’ general and administrative expenses, as a percentage of revenues, was primarily attributable to higher compensations costs of 0.8%, higher software and maintenance costs of 0.3%, higher facility-related costs of 0.2% and higher other costs of 0.5%, partially offset by lower technology equipment and maintenance costs of 0.3%.

The increase in EMEA’s general and administrative expenses, as a percentage of revenues, was primarily attributable to higher recruiting costs of 0.4%, higher compensation costs of 0.2% and higher other costs of 0.4%.

The decrease of $1.3 million in Other general and administrative expenses, which includes corporate and other costs, was primarily attributable to lower compensation costs of $1.3 million, lower legal and professional fees of $0.4 million and lower travel costs of $0.2 million, partially offset by higher severance costs of $0.3 million and higher other costs of $0.3 million.

Depreciation, Amortization and Impairment of Long-Lived Assets

	Three Months Ended March 31,
	2018		2017
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Depreciation, net:
Americas	$12,683	3.7%	$11,468	3.6%	$1,215	0.1%
EMEA	1,411	1.9%	1,186	1.9%	225	0.0%
Other	742	-	694	-	48	-

Consolidated	$14,836	3.6%	$13,348	3.5%	$1,488	0.1%

Amortization of intangibles:
Americas	$3,992	1.2%	$4,978	1.6%	$(986)	-0.4%
EMEA	221	0.3%	253	0.4%	(32)	-0.1%
Other	-	-	-	-	-	-

Consolidated	$4,213	1.0%	$5,231	1.4%	$(1,018)	-0.4%

Impairment of long-lived assets:
Americas	$3,526	1.0%	$202	0.1%	$3,324	0.9%
EMEA	-	0.0%	-	0.0%	-	0.0%
Other	-	-	-	-	-	-

Consolidated	$3,526	0.9%	$202	0.1%	$3,324	0.8%

The increase in depreciation was primarily due to new depreciable fixed assets placed into service supporting site expansions and infrastructure upgrades, partially offset by certain fully depreciated fixed assets.

The decrease in amortization was primarily due to certain fully amortized intangible assets.

See Note 3, Fair Value, of the “Notes to Condensed Consolidated Financial Statements” for further information regarding the impairment of long-lived assets.

Other Income (Expense)

	Three Months Ended March 31,
(in thousands)	2018	2017	$ Change
Interest income	$171	$155	$16

Interest (expense)	$(1,206)	$(1,699)	$493

Other income (expense), net:
Foreign currency transaction gains (losses)	$1,448	$1,179	$269
Gains (losses) on derivative instruments not designated as hedges	(1,082)	(700)	(382)
Other miscellaneous income (expense)	(211)	334	(545)

Total other income (expense), net	$155	$813	$(658)

Interest income remained consistent with the comparable period.

The decrease in interest (expense) was primarily due to a decrease in the outstanding borrowings under the Credit Agreement as a result of the $175.0 million repayment in January 2018, partially offset by an increase in weighted average interest rates on outstanding borrowings.

The change in other miscellaneous income (expense) was primarily due to the net investment income (losses) related to the investments held in a rabbi trust. See Note 6, Investments Held in Rabbi Trust, of “Notes to Condensed Consolidated Financial Statements” for further information.

Income Taxes

	Three Months Ended March 31,
(in thousands)	2018	2017	$ Change
Income before income taxes	$13,404	$25,322	$(11,918)
Income taxes	2,456	6,610	$(4,154)
			% Change
Effective tax rate	18.3%	26.1%	-7.8%

The decrease in the effective tax rate in 2018 compared to 2017 is due to a benefit of $0.6 million from the reduction in the U.S. federal corporate tax rate from 35% to 21% as a result of the 2017 Tax Reform Act. This was partially offset by a $0.6 million decrease in the amount of excess tax benefits from stock-based compensation recognized in March 31, 2018 as compared to March 31, 2017. The decrease in the effective tax rate was also significantly affected by shifts in earnings among the various jurisdictions in which we operate. Several additional factors, none of which are individually material, also impacted the rate.

Client Concentration

Our top ten clients accounted for approximately 45.9% and 49.6% of our consolidated revenues in the three months ended March 31, 2018 and 2017, respectively.

Total revenues by segment from AT&T Corporation (“AT&T”), a major provider of communication services for which we provide various customer support services over several distinct lines of AT&T businesses, were as follows (in thousands):

	Three Months Ended March 31,
	2018		2017
	Amount	% of Revenues	Amount	% of Revenues
Americas	$41,988	12.3%	$61,534	19.2%
EMEA	-	0.0%	-	0.0%

	$41,988	10.1%	$61,534	16.0%

We have multiple distinct contracts with AT&T spread across multiple lines of businesses, which expire at varying dates between 2018 and 2020. We have historically renewed most of these contracts. However, there is no assurance that these contracts will be renewed, or if renewed, will be on terms as favorable as the existing contracts. Each line of business is governed by separate business terms, conditions and metrics. Each line of business also has a separate decision maker such that a loss of one line of business would not necessarily impact our relationship with the client and decision makers on other lines of business. The loss of (or the failure to retain a significant amount of business with) any of our key clients, including AT&T, could have a material adverse effect on our performance. Many of our contracts contain penalty provisions for failure to meet minimum service levels and are cancelable by the client at any time or on short notice. Also, clients may unilaterally reduce their use of our services under our contracts without penalty.

Total revenues by segment from our next largest client, which was in the financial services vertical in each of the periods, were as follows (in thousands):

	Three Months Ended March 31,
	2018		2017
	Amount	% of Revenues	Amount	% of Revenues
Americas	$30,609	9.0%	$22,927	7.1%
EMEA	-	0.0%	-	0.0%

	$30,609	7.4%	$22,927	6.0%

Other than AT&T, total revenues by segment of our clients that each individually represents 10% or greater of that segment’s revenues in each of the periods were as follows (in thousands):

	Three Months Ended March 31,
	2018		2017
	Amount	% of Revenues	Amount	% of Revenues
Americas	$-	0.0%	$-	0.0%
EMEA	27,645	37.5%	26,143	41.5%

	$27,645	6.7%	$26,143	6.8%

Business Outlook

For the three months ended June 30, 2018, we anticipate the following financial results:

•	Revenues in the range of $400.0 million to $405.0 million;
•	Effective tax rate of approximately 30%;
•	Fully diluted share count of approximately 42.2 million;
•	Diluted earnings per share in the range of $0.11 to $0.14; and
•	Capital expenditures in the range of $18.0 million to $22.0 million.

For the twelve months ended December 31, 2018, we anticipate the following financial results:

•	Revenues in the range of $1,676.0 million to $1,691.0 million;
•	Effective tax rate of approximately 19%;
•	Fully diluted share count of approximately 42.3 million;
•	Diluted earnings per share in the range of $1.40 to $1.50; and
•	Capital expenditures in the range of $50.0 million to $55.0 million.

We are revising our full-year 2018 revenue outlook, primarily due to unfavorable foreign exchange movements relative to the outlook provided in February 2018, a shift in existing demand to international delivery geographies and slightly lower projected demand. We continue to execute on various actions to address labor tightness and wage inflation cross-currents primarily in the U.S. These entail employing a combination of tactics ranging from negotiating price increases where feasible to shifting some existing and new client demand to either better positioned facilities, to the at-home agent model or to other international geographies. We expect demand seasonality to follow historical patterns, where projected second quarter revenues and implied operating margins are expected to be lower than first quarter 2018 actual results.

Our second quarter 2018 business outlook anticipates a pre-tax charge of approximately $7.0 million, or $0.12 per diluted share on an after-tax basis, related to capacity rationalization. The pre-tax charge is expected to be split roughly evenly between non-cash asset impairment as well as cash severance and other expenses. The full-year outlook reflects a pre-tax charge of approximately $14.0 million, or $0.25 per diluted share on an after-tax basis, with a roughly similar split between non-cash and cash.

Our revenues and earnings per share assumptions for the second quarter and full year 2018 are based on foreign exchange rates as of April 2018. Therefore, the continued volatility in foreign exchange rates between the U.S. Dollar and the functional currencies of the markets we serve could have a further impact, positive or negative, on revenues and earnings per share relative to the business outlook for the second quarter and full-year as discussed above.

We anticipate total other interest income (expense), net of approximately $(0.8) million for the second quarter and $(3.5) million for the full year 2018. The amounts in the other interest income (expense), net, however, exclude the potential impact of any future foreign exchange gains or losses.

We expect a slight reduction in our full-year 2018 effective tax rate compared to what was provided in our February 2018 outlook due largely to a shift in the geographic mix of earnings to lower tax jurisdictions.

Not included in this guidance is the impact of any future acquisitions, share repurchase activities or a potential sale of previously exited customer engagement centers.

Liquidity and Capital Resources

Our primary sources of liquidity are generally cash flows generated by operating activities and from available borrowings under our revolving credit facility. We utilize these capital resources to make capital expenditures associated primarily with our customer engagement services, invest in technology applications and tools to further develop our service offerings and for working capital and other general corporate purposes, including repurchase of our common stock in the open market and to fund acquisitions. In future periods, we anticipate similar uses of these funds.

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

During the three months ended March 31, 2018, cash increased $28.6 million from operating activities and was offset by $175.0 million used to repay long-term debt, $13.3 million used for capital expenditures, a $7.5 million purchase of intangible assets and $3.6 million to repurchase common stock for tax withholding on equity awards, resulting in a $171.1 million decrease in available cash, cash equivalents and restricted cash (including the unfavorable effects of foreign currency exchange rates on cash, cash equivalents and restricted cash of $0.3 million).

Net cash flows provided by operating activities for the three months ended March 31, 2018 were $28.6 million, compared to $37.2 million for the comparable period in 2017. The $8.6 million decrease in net cash flows from operating activities was due to a $7.8 million decrease in net income and net decrease of $5.9 million in cash flows from assets and liabilities, partially offset by a $5.1 million increase in non-cash reconciling items such as depreciation, amortization, impairment and unrealized foreign currency transaction (gains) losses. The $5.9 million decrease in 2018 from 2017 in cash flows from assets and liabilities was principally a result of a $4.7 million decrease in taxes payable, net, a $2.9 million decrease in deferred revenue and a $1.6 million increase in accounts receivable, partially offset by a $2.5 million increase in other liabilities and a $0.8 million decrease in other assets. The $4.7 million decrease in the change in taxes payable, net in the three months ended March 31, 2018 over the comparable period in 2017 was primarily due to the reclassification to short-term of the Canadian Revenue Agency audit payables and an increase in estimated tax liabilities.

Capital expenditures, which are generally funded by cash generated from operating activities, available cash balances and borrowings available under our credit facilities, were $13.3 million for the three months ended March 31, 2018, compared to $17.0 million for the comparable period in 2017, a decrease of $3.7 million. In 2018, we anticipate capital expenditures in the range of $50.0 million to $55.0 million, primarily for new seat additions, facility upgrades, maintenance and systems infrastructure.

On May 12, 2015, we entered into a $440 million revolving credit facility (the “Credit Agreement”) with a group of lenders and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent, Swing Line Lender and Issuing Lender (“KeyBank”). The Credit Agreement is subject to certain borrowing limitations and includes certain customary financial and restrictive covenants. At March 31, 2018, we were in compliance with all loan requirements of the Credit Agreement and had $100.0 million of outstanding borrowings under this facility.

Our Credit Agreement had an average daily utilization of $121.4 million and $267.0 million during the three months ended March 31, 2018 and 2017, respectively. During the three months ended March 31, 2018 and 2017, the related interest expense, including the commitment fee and excluding the amortization of deferred loan fees, was $1.0 million and $1.4 million, respectively, which represented weighted average interest rates of 3.4% and 2.2%, respectively.

The Credit Agreement includes a $200 million alternate-currency sub-facility, a $10 million swingline sub-facility and a $35 million letter of credit sub-facility, and may be used for general corporate purposes including acquisitions, share repurchases, working capital support and letters of credit, subject to certain limitations. We are not currently aware of any inability of our lenders to provide access to the full commitment of funds that exist under the Credit Agreement, if necessary. However, there can be no assurance that such facility will be available to us, even though it is a binding commitment of the financial institutions. The Credit Agreement will mature on May 12, 2020.

Borrowings under the Credit Agreement bear interest at the rates set forth in the Credit Agreement. In addition, we are required to pay certain customary fees, including a commitment fee determined quarterly based on our leverage ratio and due quarterly in arrears as calculated on the average unused amount of the Credit Agreement.

The Credit Agreement is guaranteed by all of our existing and future direct and indirect material U.S. subsidiaries and secured by a pledge of 100% of the non-voting and 65% of the voting capital stock of all of our direct foreign subsidiaries and those of the guarantors.

We received assessments for the Canadian 2003-2009 audit. Requests for Competent Authority Assistance were filed with both the Canadian Revenue Agency and the U.S. Internal Revenue Service and we paid mandatory security deposits to Canada as part of this process of approximately $13.8 million. As of June 30, 2017, we determined that all material aspects of the Canadian audit were effectively settled pursuant to ASC 740, Income Taxes. As a result, we recognized a net income tax benefit of $1.2 million and the deposits were netted against the anticipated liability at that time.

With the effective settlement of the Canadian audit, we have no significant tax jurisdictions under audit; however, we are currently under audit in several tax jurisdictions. We believe we are adequately reserved for the remaining audits and their resolution is not expected to have a material impact on our financial condition and results of operations.

The 2017 Tax Reform Act provides for a one-time transition tax based on our undistributed foreign earnings on which we previously had deferred U.S. income taxes. We recorded a $28.3 million provisional liability, which is net of $5.0 million of available tax credits, for our one-time transition tax, of which $3.8 million and $24.5 million were included in “Income taxes payable” and “Long-term income tax liabilities,” respectively, in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2018 and December 31, 2017. This transition tax liability will be paid over the next eight years. As of December 31, 2017, no additional income taxes have been provided for any remaining outside basis difference inherent in our investments in our foreign subsidiaries as these amounts continue to be indefinitely reinvested in foreign operations.

As of March 31, 2018, we had $172.6 million in cash and cash equivalents, of which approximately 94.8%, or $163.7 million, was held in international operations. As a result of the 2017 Tax Reform Act, most of these funds will not be subject to additional taxes if repatriated to the United States. There are circumstances where we may be unable to repatriate some of the cash and cash equivalents held by our international operations due to country restrictions.

We expect our current cash levels and cash flows from operations to be adequate to meet our anticipated working capital needs, including investment activities such as capital expenditures and debt repayment for the next twelve months and the foreseeable future. However, from time to time, we may borrow funds under our Credit Agreement as a result of the timing of our working capital needs, including capital expenditures.

Our cash resources could also be affected by various risks and uncertainties, including but not limited to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2017.

Off-Balance Sheet Arrangements and Other

As of March 31, 2018, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

From time to time, during the normal course of business, we may make certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These include, but are not limited to: (i) indemnities to clients, vendors and service providers pertaining to claims based on negligence or willful misconduct and (ii) indemnities involving breach of contract, the accuracy of representations and warranties, or other liabilities assumed by us in certain contracts. In addition, we have agreements whereby we will indemnify certain officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have director and officer insurance coverage that limits our exposure and enables us to recover a portion of any future amounts paid. We believe the applicable insurance coverage is generally adequate to cover any estimated potential liability under these indemnification agreements. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments we could be obligated to make. We have not recorded any liability for these indemnities, commitments and other guarantees in the accompanying Condensed Consolidated Balance Sheets. In addition, we have some client contracts that do not contain contractual provisions for the limitation of liability and other client contracts that contain agreed upon exceptions to limitation of liability. We have not recorded any liability in the accompanying Condensed Consolidated Balance Sheets with respect to any client contracts under which we have or may have unlimited liability.

Contractual Obligations

On January 12, 2018, we repaid $175.0 million of long-term debt outstanding under our Credit Agreement, primarily using funds repatriated from our foreign subsidiaries, resulting in a remaining outstanding debt balance of $100.0 million.

See Note 12, Commitments and Loss Contingency, to the accompanying “Notes to Condensed Consolidated Financial Statements” for operating leases and purchase obligations entered into in the normal course of business during the three months ended March 31, 2018.

Except for the contractual obligations mentioned above, there have not been any material changes to the outstanding contractual obligations from the disclosure in our Annual Report on Form 10-K as of and for the year ended December 31, 2017.

Critical Accounting Estimates

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017 for a discussion of our critical accounting estimates.

The adoption of ASC 606 did not result in a material change to our “Recognition of Revenues” critical accounting estimate. See Note 2, Revenues, of the accompanying “Notes to Condensed Consolidated Financial Statements” for further information on the adoption of ASC 606.

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

In order to hedge a portion of our anticipated revenues denominated in USD and EUR, we had outstanding forward contracts and options as of March 31, 2018 with counterparties through June 2019 with notional amounts totaling

$223.0 million. As of March 31, 2018, we had net total derivative assets associated with these contracts with a fair value of $0.4 million. If the USD was to weaken against the PHP and CRC and the EUR was to weaken against the HUF and RON by 10% from current period-end levels, we would incur a loss of approximately $19.7 million on the underlying exposures of the derivative instruments. However, this loss would be mitigated by corresponding gains on the underlying exposures.

We had forward exchange contracts with notional amounts totaling $9.1 million that are not designated as hedges. The purpose of these derivative instruments is to protect against FX volatility pertaining to intercompany receivables and payables, and other assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies. As of March 31, 2018, the fair value of these derivatives was a net liability of $0.2 million. The potential loss in fair value at March 31, 2018, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $1.9 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.

We had embedded derivative contracts with notional amounts totaling $14.0 million that are not designated as hedges. As of March 31, 2018, the fair value of these derivatives was a net liability of $0.4 million. The potential loss in fair value at March 31, 2018, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $2.2 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.

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

Interest Rate Risk

Our exposure to interest rate risk results from variable rate debt outstanding under our revolving credit facility. We pay interest on outstanding borrowings at interest rates that fluctuate based upon changes in various base rates. As of March 31, 2018, we had $100.0 million in borrowings outstanding under the revolving credit facility. Based on our level of variable rate debt outstanding during the three months ended March 31, 2018, a 1.0% increase in the weighted average interest rate, which generally equals the LIBOR rate plus an applicable margin, would have had an impact of $0.3 million on our results of operations.

We have not historically used derivative instruments to manage exposure to changes in interest rates.

Fluctuations in Quarterly Results

For the year ended December 31, 2017, quarterly revenues as a percentage of total consolidated annual revenues were approximately 24%, 24%, 26% and 26%, respectively, for each of the respective quarters of the year. We have experienced and anticipate that in the future we will experience variations in quarterly revenues. The variations are due to the timing of new contracts and renewal of existing contracts, the timing and frequency of client spending for customer engagement services, non-U.S. currency fluctuations, and the seasonal pattern of customer engagement support and fulfillment services.

Item 4.  Controls and Procedures

As of March 31, 2018, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of March 31, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except for the change discussed under “Changes in Internal Control Over Financial Reporting” below.

Changes in Internal Control Over Financial Reporting

Beginning January 1, 2018, we implemented ASC 606, Revenue from Contracts with Customers. Although the new revenue standard is expected to have an immaterial impact on our ongoing net income, we did implement changes to our processes related to revenue recognition and the control activities within them. These included the development of new policies based on the five-step model provided in the new revenue standard, new training, ongoing contract review requirements, and gathering of information provided for disclosures.

There were no other changes in our internal controls over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are involved in legal actions arising in the ordinary course of business. With respect to these matters, we believe that we have adequate legal defenses and/or, when possible and appropriate, has provided adequate accruals related to those matters such that the ultimate outcome will not have a material adverse effect on our future financial position or results of operations.

Item 1A.  Risk Factors

For risk factors, see Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary of stock repurchases for the three months ended March 31, 2018 (in thousands, except average price per share). See Note 11, Earnings Per Share, of “Notes to Condensed Consolidated Financial Statements” for information regarding our stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs (1)
January 1, 2018 - January 31, 2018	-	$-	-	4,748
February 1, 2018 - February 28, 2018	-	$-	-	4,748
March 1, 2018 - March 31, 2018	-	$-	-	4,748

Total	-		-	4,748

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

SYKES ENTERPRISES, INCORPORATED
(Registrant)

Date: May 8, 2018	By: /s/ John Chapman
John Chapman
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)