Form 10-Q
period 2018-06-30
SYKES ENTERPRISES INC
filed 2018-08-07
CIK 1010612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2018

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

Yes ☐ No ☒

As of July 19, 2018, there were 42,821,212 outstanding shares of common stock.

Sykes Enterprises, Incorporated and Subsidiaries

Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$162,422	$343,734
Receivables, net	347,885	341,958
Prepaid expenses	23,516	22,132
Other current assets	19,140	19,743

Total current assets	552,963	727,567
Property and equipment, net	142,920	160,790
Goodwill, net	265,991	269,265
Intangibles, net	139,829	140,277
Deferred charges and other assets	32,698	29,193

	$1,134,401	$1,327,092

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$22,236	$32,133
Accrued employee compensation and benefits	98,557	102,899
Income taxes payable	843	2,606
Deferred revenue and customer liabilities	32,503	34,717
Other accrued expenses and current liabilities	36,765	30,888

Total current liabilities	190,904	203,243
Deferred grants	2,913	3,233
Long-term debt	90,000	275,000
Long-term income tax liabilities	24,471	27,098
Other long-term liabilities	25,250	22,039

Total liabilities	333,538	530,613

Commitments and loss contingency (Note 13)

Shareholders’ equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value per share, 200,000 shares authorized; 42,821 and 42,899 shares issued, respectively	428	429
Additional paid-in capital	282,622	282,385
Retained earnings	567,988	546,843
Accumulated other comprehensive income (loss)	(47,933)	(31,104)
Treasury stock at cost: 122 and 117 shares, respectively	(2,242)	(2,074)

Total shareholders’ equity	800,863	796,479

	$1,134,401	$1,327,092

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2018	2017	2018	2017
Revenues	$396,785	$375,438	$811,156	$759,452
Operating expenses:
Direct salaries and related costs	264,924	248,615	539,996	495,751
General and administrative	102,037	92,236	204,477	184,280
Depreciation, net	14,560	13,820	29,396	27,168
Amortization of intangibles	3,629	5,250	7,842	10,481
Impairment of long-lived assets	5,175	4,189	8,701	4,391

Total operating expenses	390,325	364,110	790,412	722,071

Income from operations	6,460	11,328	20,744	37,381

Other income (expense):
Interest income	175	144	346	299
Interest (expense)	(1,149)	(1,865)	(2,355)	(3,564)
Other income (expense), net	(537)	793	(382)	1,606

Total other income (expense), net	(1,511)	(928)	(2,391)	(1,659)

Income before income taxes	4,949	10,400	18,353	35,722
Income taxes	(2,229)	1,555	227	8,165

Net income	$7,178	$8,845	$18,126	$27,557

Net income per common share:
Basic	$0.17	$0.21	$0.43	$0.66

Diluted	$0.17	$0.21	$0.43	$0.66

Weighted average common shares outstanding:
Basic	42,125	41,854	42,035	41,756
Diluted	42,160	41,934	42,197	41,919

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Net income	$7,178	$8,845	$18,126	$27,557
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of taxes	(13,597)	16,484	(13,306)	20,382
Unrealized gain (loss) on net investment hedges, net of taxes	-	(2,936)	-	(3,304)
Unrealized gain (loss) on cash flow hedging instruments, net of taxes	(481)	(396)	(3,374)	136
Unrealized actuarial gain (loss) related to pension liability, net of taxes	(46)	(16)	(129)	(39)
Unrealized gain (loss) on postretirement obligation, net of taxes	(10)	(12)	(20)	(25)

Other comprehensive income (loss), net of taxes	(14,134)	13,124	(16,829)	17,150

Comprehensive income (loss)	$(6,956)	$21,969	$1,297	$44,707

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statement of Changes in Shareholders’ Equity

Six Months Ended June 30, 2018

(Unaudited)

	Common Stock		Additional		Accumulated Other
(in thousands)	Shares Issued	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2017	42,899	$429	$282,385	$546,843	$(31,104)	$(2,074)	$796,479
Cumulative effect of accounting change	-	-	-	3,019	-	-	3,019
Stock-based compensation expense	-	-	3,750	-	-	-	3,750
Issuance of common stock under equity award plans, net of forfeitures	40	-	168	-	-	(168)	-
Shares repurchased for tax withholding on equity awards	(118)	(1)	(3,681)	-	-	-	(3,682)
Comprehensive income (loss)	-	-	-	18,126	(16,829)	-	1,297

Balance at June 30, 2018	42,821	$428	$282,622	$567,988	$(47,933)	$(2,242)	$800,863

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2018	2017
Cash flows from operating activities:
Net income	$18,126	$27,557
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	29,651	27,423
Amortization of intangibles	7,842	10,481
Amortization of deferred grants	(344)	(374)
Impairment losses	8,701	4,391
Unrealized foreign currency transaction (gains) losses, net	(370)	(611)
Stock-based compensation expense	3,750	4,732
Deferred income tax provision (benefit)	1,070	9,785
Unrealized (gains) losses and premiums on financial instruments, net	625	42
Amortization of deferred loan fees	134	134
Imputed interest expense and fair value adjustments to contingent consideration	-	(633)
Other	(90)	144
Changes in assets and liabilities, net of acquisitions:
Receivables, net	(8,370)	9,059
Prepaid expenses	(1,611)	78
Other current assets	(2,016)	(1,855)
Deferred charges and other assets	(2,186)	(1,008)
Accounts payable	(5,499)	2,420
Income taxes receivable / payable	(6,526)	(14,086)
Accrued employee compensation and benefits	(2,349)	(1,779)
Other accrued expenses and current liabilities	5,079	(2,916)
Deferred revenue and customer liabilities	(155)	2,398
Other long-term liabilities	1,922	(3,813)

Net cash provided by operating activities	47,384	71,569

Cash flows from investing activities:
Capital expenditures	(26,232)	(35,859)
Cash paid for business acquisitions, net of cash acquired	-	(7,500)
Purchase of intangible assets	(7,606)	(275)
Other	484	25

Net cash (used for) investing activities	(33,354)	(43,609)

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Continued)

	Six Months Ended June 30,
(in thousands)	2018	2017
Cash flows from financing activities:
Payments of long-term debt	(190,000)	-
Proceeds from issuance of long-term debt	5,000	-
Shares repurchased for tax withholding on equity awards	(3,682)	(3,860)
Payments of contingent consideration related to acquisitions	-	(4,528)
Other	38	107

Net cash (used for) financing activities	(188,644)	(8,281)

Effects of exchange rates on cash, cash equivalents and restricted cash	(6,748)	15,159

Net increase (decrease) in cash, cash equivalents and restricted cash	(181,362)	34,838
Cash, cash equivalents and restricted cash – beginning	344,805	267,594

Cash, cash equivalents and restricted cash – ending	$163,443	$302,432

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$1,975	$3,066
Cash paid during period for income taxes	$12,084	$17,032
Non-cash transactions:
Property and equipment additions in accounts payable	$2,637	$3,742
Unrealized gain (loss) on postretirement obligation, net of taxes in accumulated other comprehensive income (loss)	$(20)	$(25)
Shares repurchased for tax withholding on equity awards included in current liabilities	$-	$119

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2018 and 2017

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

2017 Tax Reform Act

In December 2017, the President of the United States (“U.S.”) signed into law the Tax Cuts and Jobs Act (the “2017 Tax Reform Act”). In general, the 2017 Tax Reform Act reduces the U.S. federal corporate tax rate from 35% to 21%, effective in 2018. The 2017 Tax Reform Act moves from a worldwide business taxation approach to a participation exemption regime. The 2017 Tax Reform Act also imposes base-erosion prevention measures on non-U.S. earnings of U.S. entities, as well as a one-time mandatory deemed repatriation tax on accumulated non-U.S. earnings which was recorded in the fourth quarter of 2017. The impact of the 2017 Tax Reform Act on the consolidated financial results began with the fourth quarter of 2017, the period of enactment. This impact, along with the transitional taxes discussed in Note 11, Income Taxes, is reflected in the Other segment.

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

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2018. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (“SEC”) on March 1, 2018.

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

Subsequent Events — Subsequent events or transactions have been evaluated through the date and time of issuance of the condensed consolidated financial statements. On July 9, 2018, the Company entered into and closed a definitive Share Sale Agreement (“Sale Agreement”) to acquire all the outstanding shares of WhistleOut Pty Ltd and WhistleOut Inc. (together, known as “WhistleOut”) for AUD 30.2 million ($22.4 million). See Note 19, Subsequent Event, for further information. There were no other material subsequent events that required recognition or disclosure in the accompanying condensed consolidated financial statements.

Cash, Cash Equivalents and Restricted cash — Cash and cash equivalents consist of cash and highly liquid short-term investments, primarily held in non-interest-bearing investments which have original maturities of less than 90 days. Restricted cash includes cash whereby the Company’s ability to use the funds at any time is contractually limited or is generally designated for specific purposes arising out of certain contractual or other obligations.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets that sum to the amounts reported in the Condensed Consolidated Statements of Cash Flows (in thousands):

	June 30, 2018	December 31, 2017	June 30, 2017	December 31, 2016
Cash and cash equivalents	$162,422	$343,734	$301,451	$266,675
Restricted cash included in “Other current assets”	153	154	158	160
Restricted cash included in “Deferred charges and other assets”	868	917	823	759

	$163,443	$344,805	$302,432	$267,594

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

The Company evaluates an equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. Factors considered by the Company when reviewing an equity method investment for impairment include the length of time (duration) and the extent (severity) to which the fair value of the equity method investment has been less than cost, the investee’s financial condition and near-term prospects, and the intent and ability to hold the investment for a period of time sufficient to allow for anticipated recovery. An impairment that is other-than-temporary is recognized in the period identified. As of June 30, 2018 and December 31, 2017, the Company did not identify any instances where the carrying values of its equity method investments were not recoverable.

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

The Company’s net investment in XSell of $9.6 million and $9.8 million was included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017, respectively. The Company paid $5.0 million in July 2017 with the remaining $5.0 million included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017. The Company’s proportionate share of XSell’s income (loss) of $(0.1) million and $(0.3) million was included in “Other income (expense), net” in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018, respectively (none in 2017).

Customer-Acquisition Advertising Costs — The Company’s advertising costs are expensed as incurred. Total advertising costs included in “Direct salaries and related costs” in the accompanying Condensed Consolidated Statements of Operations for the three months ended June 30, 2018 and 2017 were $12.0 million and $8.6 million, respectively, and $22.0 million and $18.4 million for the six months ended June 30, 2018 and 2017, respectively. Total advertising costs included in “General and administrative” in the accompanying Condensed Consolidated Statements of Operations for the three months ended June 30, 2018 and 2017 were less than $0.1 million and $0.1 million, respectively, and less than $0.1 million and $0.1 million for the six months ended June 30, 2018 and 2017, respectively.

Reclassifications — Certain balances in the prior period have been reclassified to conform to current period presentation.

New Accounting Standards Not Yet Adopted

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”) and subsequent amendments (together, “ASC 842”). These amendments require the recognition of lease assets and lease liabilities on the balance sheet by lessees for those leases currently classified as operating leases under ASC 840, Leases. These amendments also require qualitative disclosures along with specific quantitative disclosures. These amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted. Entities have the option to either apply the amendments (1) at the beginning of the earliest period presented using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements or (2) at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. There are also certain optional practical expedients that an entity may elect to apply.

The Company’s implementation team has compiled a detailed inventory of leases and a preliminary analysis of the impact to the financial statements. The Company continues to evaluate the critical factors of ASC 842. Based on an assessment of the Company’s business and system requirements, the implementation team has selected a lease accounting software solution to assist the Company in complying with ASC 842. The Company expects the adoption of ASC 842 to result in a material increase in the assets and liabilities on the consolidated balance sheets as a result of recognizing right-of-use assets and lease liabilities for existing operating leases based on the amount of the Company’s current lease commitments. The Company believes that the majority of its leases will maintain their current lease classification under ASC 842. The Company does not expect these amendments to have a material effect on its expense recognition timing or cash flows and, as a result, the Company expects the adoption of ASC 842 will result in an insignificant impact on the Company’s consolidated statements of income and on the consolidated statements of cash flows. The Company is continuing to evaluate the magnitude of the impact and related disclosures, as well as the timing and method of adoption, with respect to the transition method and optional practical expedients. The Company is also continuing to evaluate the full impact of ASC 842, as well as its impacts on its business processes, systems, and internal controls.

Derivatives and Hedging

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815) – Targeted Improvements to Accounting for Hedge Activities (“ASU 2017-12”). These amendments help simplify certain aspects of hedge accounting and better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. For cash flow and net investment hedges as of the adoption date, the guidance requires a modified retrospective approach. The amended presentation and disclosure guidance is required only prospectively. These amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early application permitted in any interim period after issuance of this update. The Company does not expect the adoption of ASU 2017-12 to materially impact its financial condition, results of operations, cash flows and disclosures.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) – Restricted Cash (A Consensus of the FASB Emerging Issues Task Force (“ASU 2016-18”). These amendments clarify how entities should present restricted cash and restricted cash equivalents in the statement of cash flows, requiring entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. These amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. These amendments have been applied using a retrospective transition method to each period presented. The inclusion of restricted cash increased the beginning balance of cash in the Condensed Consolidated Statements of Cash Flows by $1.1 million for the six months ended June 30, 2018 and increased the beginning and ending balances of cash by $0.9 million and $1.0 million, respectively, for the six months ended June 30, 2017. Other than the change in presentation within the accompanying Condensed Consolidated Statements of Cash Flows, the retrospective adoption of ASU 2016-18 on January 1, 2018 did not have a material impact on the Company’s consolidated financial statements.

Income Taxes

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) – Intra-Entity Transfers of Assets Other than Inventory (“ASU 2016-16”). These amendments require recognition of the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. These amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The adoption of ASU 2016-16 on January 1, 2018 did not have a material impact on the Company’s consolidated financial statements and no cumulative-effect adjustment to retained earnings was required.

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

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC paragraphs pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”). These amendments add various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”). SAB 118, issued in December 2017, directs taxpayers to consider the implications of the 2017 Tax Reform Act as provisional when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law. As described in Note 11, Income Taxes, and in accordance with SAB 118, the Company recorded amounts that were considered provisional.

Other Comprehensive Income

In February 2018, the FASB issued ASU 2018-02, Income Statement – Reporting Comprehensive Income (Topic 220) (“ASU 2018-02”). These amendments allow a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the 2017 Tax Reform Act. These amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption of the amendment in this update is permitted, including adoption in any interim period. These amendments can be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate tax rate in the 2017 Tax Reform Act is recognized. The early adoption of ASU 2018-02 on June 30, 2018 had no impact on the Company’s consolidated financial statements or disclosures.

Business Combinations

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) – Clarifying the Definition of a Business (“ASU 2017-01”). These amendments clarify the definition of a business to help companies evaluate whether transactions should be accounted for as acquisitions or disposals of assets or businesses. These amendments are effective for annual periods beginning after December 15, 2017, including interim periods within those periods. These amendments were applied prospectively. The adoption of ASU 2017-01 on January 1, 2018 did not have a material impact on the Company’s consolidated financial statements.

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

The Company adopted the income statement presentation aspects of ASU 2017-07 on a retrospective basis effective January 1, 2018. The following is a reconciliation of the effect of the reclassification of the interest cost and amortization of actuarial gain (loss) from operating expenses to other income (expense) in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017 (in thousands):

	As Previously Reported	Adjustments Due to the Adoption of ASU 2017-07	As Revised
Three Months Ended June 30, 2017:
Direct salaries and related costs	$248,643	$(28)	$248,615
General and administrative	92,246	(10)	92,236
Income from operations	11,290	38	11,328
Other income (expense), net	831	(38)	793

Six Months Ended June 30, 2017:
Direct salaries and related costs	$495,808	$(57)	$495,751
General and administrative	184,300	(20)	184,280
Income from operations	37,304	77	37,381
Other income (expense), net	1,683	(77)	1,606

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

The Company recorded an increase to opening retained earnings of $3.0 million as of January 1, 2018 due to the cumulative impact of adopting ASC 606. The impact, all in the Americas segment, primarily related to the change in timing of revenue recognition associated with certain customer contracts that provide fees upon renewal, as well as changes in estimating variable consideration with respect to penalties and holdback provisions for failure to meet specified minimum service levels and other performance-based contingencies. Revenues recognized under ASC 606 are expected to be slightly higher during 2018 than revenues would have been under ASC 605. This is primarily attributable to the change in the timing of revenue recognition, as discussed above. The impact on revenues recognized for the three and six months ended June 30, 2018 is reported below.

The cumulative effect of the adjustments made to the Company’s Condensed Consolidated Balance Sheet as of December 31, 2017 for the line items impacted by the adoption of ASC 606 was as follows (in thousands):

	December 31, 2017	Adjustments Due to the Adoption of ASC 606	January 1, 2018
Receivables, net	$341,958	$825	$342,783
Deferred charges and other assets	29,193	2,045	31,238
Income taxes payable	2,606	697	3,303
Deferred revenue and customer liabilities	34,717	(1,048)	33,669
Other long-term liabilities	22,039	202	22,241
Retained earnings	546,843	3,019	549,862

The financial statement line items impacted by the adoption of ASC 606 in the Company’s Condensed Consolidated Balance Sheet as of June 30, 2018 were as follows (in thousands):

	As Reported	Balances Without the Impact of the ASC 606 Adoption	Effect of Adoption Increase (Decrease)
June 30, 2018:
Receivables, net	$347,885	$345,932	$1,953
Deferred charges and other assets	32,698	28,280	4,418
Income taxes payable	843	(733)	1,576
Deferred revenue and customer liabilities	32,503	34,585	(2,082)
Other long-term liabilities	25,250	25,524	(274)
Retained earnings	567,988	560,837	7,151

The financial statement line items impacted by the adoption of ASC 606 in the Company’s Condensed Consolidated Statement of Operations for the three months ended June 30, 2018 were as follows, along with the impact per share (in thousands, except per share data):

	As Reported	Balances Without the Impact of the ASC 606 Adoption	Effect of Adoption Increase (Decrease)
Three Months Ended June 30, 2018:
Revenues	$396,785	$394,483	$2,302
Income from operations	6,460	4,158	2,302
Income before income taxes	4,949	2,647	2,302
Income taxes	(2,229)	(2,804)	575
Net income	7,178	5,451	1,727
Net income per common share:
Basic	$0.17	$0.13	$0.04

Diluted	$0.17	$0.13	$0.04

The financial statement line items impacted by the adoption of ASC 606 in the Company’s Condensed Consolidated Statement of Operations for the six months ended June 30, 2018 were as follows, along with the impact per share (in thousands, except per share data):

	As Reported	Balances Without the Impact of the ASC 606 Adoption	Effect of Adoption Increase (Decrease)
Six Months Ended June 30, 2018:
Revenues	$811,156	$805,759	$5,397
Income from operations	20,744	15,347	5,397
Income before income taxes	18,353	12,956	5,397
Income taxes	227	(1,038)	1,265
Net income	18,126	13,994	4,132
Net income per common share:
Basic	$0.43	$0.33	$0.10

Diluted	$0.43	$0.33	$0.10

The Company’s net cash provided by operating activities for the six months ended June 30, 2018 did not change due to the adoption of ASC 606.

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

Costs of Obtaining Customer Contracts

ASC 606 requires an entity to recognize as an asset the incremental costs of obtaining a contract with a customer if the entity expects to recover those costs. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained (e.g., a sales commission). Because the Company’s sales commissions are not directly incremental to obtaining customer contracts, they are expensed as incurred.

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

Customer Engagement Solutions and Services

Under ASC 606, the Company accounts for a contract with a client when it has approval, the contract is committed, the rights of the parties, including payment terms, are identified, the contract has commercial substance and consideration is probable of collection. The Company’s customer engagement solutions and services are classified as stand-ready performance obligations. Because the Company’s customers simultaneously receive and consume the benefits of its services as they are delivered, the performance obligations are satisfied over time. The Company recognizes revenues over time using output methods such as a per minute, per hour, per call, per transaction or per time and materials basis. These output methods faithfully depict the satisfaction of the Company’s obligation to deliver the services as requested and represent a direct measurement of value to the customer. The Company’s contracts have a single performance obligation as the promise to transfer the customer solutions and services are not separately identifiable from other promises in the contract, and therefore not distinct.

The stated term of the Company’s contracts with customers range from 30 days to six years. The majority of these contracts include termination for convenience or without cause provisions allowing either party to cancel the contract without substantial cost or penalty within a defined notification period (“termination rights”), typically varying periods up to 180 days. Because of the termination rights, only the noncancelable portion qualifies as a legally enforceable contract under Step 1, Identify the Contract with a Customer, of ASC 606 (“Step 1”) and is accounted for as such, even if the customer is unlikely to exercise its termination right. Furthermore, the amounts excluded from assessment under Step 1 are, in effect, optional customer purchases of additional services.

If the termination right is only provided to the customer, the unsatisfied performance obligations will be evaluated as a customer option. The Company typically does not include options that would result in a material right. If options to purchase additional services or options to renew are included in customer contracts, the Company evaluates the option in order to determine if the arrangement includes promises that may represent a material right and needs to be accounted for as a performance obligation in the contract with the customer.

The Company’s primary billing terms are that payment is due upon receipt of the invoice, payable usually within 30 or 60 days. Invoices are generally issued on a monthly basis as control transfers and/or as services are rendered. Revenue recognition is limited to the established transaction price, the amount to which the Company expects to be entitled to under the contract, including the amount of expected fees for those contracts with renewal provisions, and the amount that is not contingent upon delivery of any future product or service or meeting other specified performance obligations. The transaction price, once determined, is allocated to the single performance obligation on a contract by contract basis.

The Company’s contracts include penalties and holdbacks provisions for failure to meet specified minimum service levels and other performance-based contingencies, as well as the right of certain of the Company’s clients to chargeback accounts that do not meet certain requirements for specified periods after a sale has occurred. Certain customers also receive cash discounts for early payment. These provisions are accounted for as variable consideration and are estimated using historical service and pricing trends, the individual contract provisions, and the Company’s best judgment at the time. None of these variable consideration components are subject to constraint due to the short time period to resolution, the Company’s extensive history with similar transactions, and the limited number of possible outcomes and third-party influence. The portion of the consideration received under the contract that the Company expects to ultimately refund to the customer is excluded from the transaction price and is recorded as a refund liability.

Other Revenues

In the Americas, the Company provides a range of enterprise support services including technical staffing services and outsourced corporate help desk services, primarily in the U.S. Revenues for enterprise support services are recognized over time using output methods such as number of positions filled similar to the Company’s outsourced customer engagement services and solutions.

In EMEA, the Company offers fulfillment services that are integrated with its customer care and technical support services. The Company’s fulfillment solutions include order processing, payment processing, inventory control, product delivery and product returns handling. Sales are recognized upon shipment to the customer and satisfaction of all obligations.

The Company also has miscellaneous other revenues in the Other segment.

In total, other revenues are immaterial, representing 0.6% and 0.5% of the Company’s consolidated total revenues for the three months ended June 30, 2018 and 2017, respectively, and 0.6% and 0.6% of the Company’s consolidated total revenues for the six months ended June 30, 2018 and 2017, respectively.

Disaggregated Revenues

The Company disaggregates its revenues from contracts with customers by service type and geographic location (see Note 16, Segments and Geographic Information), for each of its reportable segments, as the Company believes it best depicts how the nature, amount, timing and uncertainty of its revenues and cash flows are affected by economic factors.

The following table represents revenues from contracts with customers disaggregated by service type for the three and six months ended June 30, 2018 and 2017, by the reportable segment for each category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Americas:
Customer engagement solutions and services	$326,766	$314,603	$667,188	$635,265
Other revenues	275	268	574	537

Total Americas	327,041	314,871	667,762	635,802
EMEA:
Customer engagement solutions and services	67,772	58,836	139,443	119,905
Other revenues	1,948	1,704	3,904	3,702

Total EMEA	69,720	60,540	143,347	123,607
Other:
Other revenues	24	27	47	43

Total Other	24	27	47	43

	$396,785	$375,438	$811,156	$759,452

Trade Accounts Receivable

The Company’s trade accounts receivable, net, consists of the following (in thousands):

	June 30, 2018	January 1, 2018
Trade accounts receivable, net, current (1)	$334,818	$332,014
Trade accounts receivable, net, noncurrent (2)	4,614	2,078

	$339,432	$334,092

(1) Included in “Receivables, net” in the accompanying Condensed Consolidated Balance Sheets. The January 1, 2018 balance includes the $0.8 million adjustment recorded upon adoption of ASC 606.

(2) Included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets. The January 1, 2018 balance includes a $2.1 million adjustment recorded upon adoption of ASC 606.

The Company’s noncurrent trade accounts receivable result from contracts with customers that include renewal provisions that take effect subsequent to the satisfaction of the associated performance obligations. Payment is expected upon renewal, which occurs in bi-annual and annual increments over the associated expected contract term, the majority of which range from two to five years.

Deferred Revenue and Customer Liabilities

Deferred revenue and customer liabilities consists of the following (in thousands):

	June 30, 2018	January 1, 2018
Deferred revenue	$4,900	$4,598
Customer arrangements with termination rights	18,498	21,755
Estimated refund liabilities (1)	9,105	7,316

	$32,503	$33,669

(1) The January 1, 2018 balance includes the $1.0 million adjustment recorded upon adoption of ASC 606.

Deferred Revenue

The Company receives up-front fees in connection with certain contracts. In accordance with ASC 606, the up-front fees are recorded as a contract liability only to the extent a legally enforceable contract exists, typically varying periods up to 180 days. Accordingly, the up-front fees allocated to the notification period are recorded as deferred revenue, while the fees that extend beyond the notification period are classified as a customer arrangement with termination rights.

Revenues of $0.3 million and $4.2 million were recognized during the three and six months ended June 30, 2018, respectively, from amounts included in deferred revenue as of January 1, 2018.

The Company expects to recognize its deferred revenue as of June 30, 2018 over the next 180 days.

Customer Liabilities – Customer Arrangements with Termination Rights

Customer arrangements with termination rights represent the amount of up-front fees received for unsatisfied performance obligations for periods that extend beyond the legally enforceable contract period. All customer arrangements with termination rights are classified as current as the customer can terminate the contracts and demand pro-rata refunds of the up-front fees over varying periods, typically up to 180 days. The Company expects to recognize the majority of the customer arrangements with termination rights into revenue as the Company has not historically experienced a high rate of contract terminations.

Customer Liabilities – Refund Liabilities

Refund liabilities represent consideration received under the contract that the Company expects to ultimately refund to the customer and primarily relates to estimated penalties, holdbacks and chargebacks. Penalties and holdbacks result from the failure to meet specified minimum service levels in certain contracts and other performance-based contingencies. Chargebacks reflect the right of certain of the Company’s clients to chargeback accounts that do not meet certain requirements for specified periods after a sale has occurred.

Refund liabilities are generally resolved in 180 days, once it is determined whether the requisite service levels and client requirements were achieved to settle the contingency.

Note 3. Costs Associated with Exit or Disposal Activities

During the second quarter of 2018, the Company initiated a restructuring plan to streamline excess capacity through targeted seat reductions (the “Americas 2018 Exit Plan”) in an on-going effort to manage and optimize capacity utilization. The Americas 2018 Exit Plan includes, but is not limited to, closing customer contact management centers and consolidating leased space in various locations in the U.S. and Canada. The Company anticipates finalizing the remainder of the site closures under the Americas 2018 Exit Plan by December 2018.

The Company’s actions will result in a reduction in seats as well as anticipated general and administrative cost savings, including lower depreciation expense, resulting from the 2018 site closures.

The cumulative costs expected and incurred as a result of the Americas 2018 Exit Plan are outlined below as of June 30, 2018 (in thousands):

	Costs Expected To Be Incurred	Cumulative Costs Incurred To Date	Expected Remaining Costs
Lease obligations and facility exit costs (1)	$6,692	$3,028	$3,664
Severance and related costs (2)	3,701	402	3,299
Severance and related costs (1)	488	219	269
Non-cash impairment charges	5,175	5,175	-

	$16,056	$8,824	$7,232

(1) Relates to “General and administrative” costs.

(2) Relates to “Direct salaries and related costs.”

The expected remaining severance charges are anticipated to be incurred during the third quarter of 2018. The expected remaining lease obligations and facility exit costs are anticipated to be incurred primarily during the third quarter of 2018 with the balance during the fourth quarter of 2018.

The following table summarizes the accrued liability and related charges for the three and six months ended June 30, 2018 (none in 2017) (in thousands):

	Lease Obligations and Facility Exit Costs	Severance and Related Costs	Total
Balance at the beginning of the period	$-	$-	$-
Charges included in “Direct salaries and related costs”	-	402	402
Charges included in “General and administrative”	3,028	219	3,247
Cash payments	(429)	(131)	(560)
Balance sheet reclassifications (1)	216	-	216

Balance at the end of the period	$2,815	$490	$3,305

(1) Consists of the reclassification of deferred rent balances for locations subject to closure to the restructuring liability.

Restructuring Liability Classification

The following table summarizes the Company’s short-term and long-term accrued liabilities associated with the Americas 2018 Exit Plan as of June 30, 2018 (none in 2017) (in thousands):

Americas 2018 Exit Plan
Short-term accrued restructuring liability (1)	$2,726
Short-term accrued restructuring liability (2)	490
Long-term accrued restructuring liability (3)	89

Ending accrual at June 30, 2018	$3,305

(1) Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheet.

(2) Included in “Accrued employee compensation and benefits” in the accompanying Condensed Consolidated Balance Sheet.

(3) Included in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet.

The long-term accrued restructuring liability relates to future rent obligations to be paid through the remainder of the lease terms, the last of which ends in September 2019.

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

Determination of Fair Value — The Company generally uses quoted market prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access to determine fair value and classifies such items in Level 1. Fair values determined by Level 2 inputs utilize inputs other than quoted market prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted market prices in active markets for similar assets or liabilities, and inputs other than quoted market prices that are observable for the asset or liability. Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

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

Investments Held in Rabbi Trust — The investment assets of the rabbi trust are valued using quoted market prices in active markets, which are classified in Level 1 of the fair value hierarchy. For additional information about the deferred compensation plan, refer to Note 7, Investments Held in Rabbi Trust, and Note 15, Stock-Based Compensation.

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

The Company’s assets and liabilities measured at fair value on a recurring basis subject to the requirements of ASC 820 consist of the following as of June 30, 2018 (in thousands):

		Fair Value Measurements Using:
	Balance at	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2018	Level 1	Level 2	Level 3
Assets:
Foreign currency forward and option contracts(1)	$1,354	$-	$1,354	$-
Equity investments held in rabbi trust for the Deferred Compensation Plan(2)	8,557	8,557	-	-
Debt investments held in rabbi trust for the Deferred Compensation Plan(2)	3,307	3,307	-	-

	$13,218	$11,864	$1,354	$-

Liabilities:
Foreign currency forward and option contracts(1)	$1,903	$-	$1,903	$-
Embedded derivatives(1)	598	-	-	598

	$2,501	$-	$1,903	$598

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

(1) See Note 6, Financial Derivatives, for the classification in the accompanying Condensed Consolidated Balance Sheets.

(2) Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheets. See Note 7, Investments Held in Rabbi Trust.

Reconciliations of Fair Value Measurements Categorized within Level 3 of the Fair Value Hierarchy

Embedded Derivatives in Lease Agreements

A rollforward of the net asset (liability) activity in the Company’s fair value of the embedded derivatives is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Balance at the beginning of the period	$(409)	$(375)	$(527)	$(555)
Gains (losses) recognized in “Other income (expense), net”	(252)	176	(165)	315
Settlements	38	25	80	70
Effect of foreign currency	25	3	14	(1)

Balance at the end of the period	$(598)	$(171)	$(598)	$(171)

Change in unrealized gains (losses) included in “Other income (expense), net” related to embedded derivatives held at the end of the period	$(253)	$48	$(171)	$183

Contingent Consideration

A rollforward of the activity in the Company’s fair value of the contingent consideration (liability) is as follows (none in 2018) (in thousands):

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Balance at the beginning of the period	$(5,633)	$(6,100)
Imputed interest	(34)	(68)
Fair value gain (loss) adjustments (1)	268	701
Settlements	4,402	4,528
Effect of foreign currency	(130)	(188)

Balance at the end of the period	$(1,127)	$(1,127)

Change in unrealized gains (losses) included in “General and administrative” related to contingent consideration outstanding at the end of the period	$268	$268

(1) Included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations.

The Company recorded a fair value gain of $0.3 million and $0.7 million in “General and administrative” during the three and six months ended June 30, 2017, respectively, related to the Clearlink contingent consideration. All outstanding Clearlink contingent consideration liabilities remaining as of June 30, 2017 were paid prior to December 31, 2017.

The Company paid $4.4 million in May 2017 to settle the outstanding Qelp contingent consideration obligation.

The Company accreted interest expense each period using the effective interest method until the contingent consideration reached the estimated future value. Interest expense related to the contingent consideration was included in “Interest (expense)” in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2017.

Non-Recurring Fair Value

Certain assets, under certain conditions, are measured at fair value on a nonrecurring basis utilizing Level 3 inputs, including goodwill, other intangible assets, other long-lived assets and equity method investments. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if these assets were determined to be impaired. The adjusted carrying values for assets measured at fair value on a nonrecurring basis (no liabilities) subject to the requirements of ASC 820 were not material at June 30, 2018 and December 31, 2017.

The following table summarizes the total impairment losses related to nonrecurring fair value measurements of certain assets (no liabilities) subject to the requirements of ASC 820 (in thousands):

	Total Impairment (Loss)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Americas:
Property and equipment, net	$(5,175)	$(4,189)	$(8,701)	$(4,391)

In connection with the closure of certain under-utilized customer contact management centers in the U.S. and Canada, the Company recorded impairment charges of $5.2 million and $8.7 million related to leasehold improvements, equipment, furniture and fixtures which were not recoverable during the three and six months ended June 30, 2018, respectively. See Note 3, Costs Associated with Exit or Disposal Activities, for further information.

In connection with the closure of an under-utilized customer contact management center in the U.S., the Company recorded an impairment charge of $4.2 million during the three and six months ended June 30, 2017 related to leasehold improvements which were not recoverable and equipment, furniture and fixtures that could not be redeployed to other locations.

The Company recorded an impairment charge of $0.2 million related to the write-down of a vacant and unused parcel of land in the U.S. to its estimated fair value during the six months ended June 30, 2017.

Note 5. Goodwill and Intangible Assets

Intangible Assets

The following table presents the Company’s purchased intangible assets as of June 30, 2018 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Intangible assets subject to amortization:
Customer relationships	$169,749	$(100,859)	$68,890	10
Trade names and trademarks	14,135	(9,651)	4,484	7
Non-compete agreements	1,820	(1,356)	464	3
Content library	526	(526)	-	2
Proprietary software	1,040	(655)	385	4
Intangible assets not subject to amortization:
Domain names	65,606	-	65,606	N/A

	$252,876	$(113,047)	$139,829	5

The following table presents the Company’s purchased intangible assets as of December 31, 2017 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Intangible assets subject to amortization:
Customer relationships	$170,853	$(95,175)	$75,678	10
Trade names and trademarks	14,138	(8,797)	5,341	7
Non-compete agreements	1,820	(1,052)	768	3
Content library	542	(542)	-	2
Proprietary software	1,040	(585)	455	4
Intangible assets not subject to amortization:
Domain names	58,035	-	58,035	N/A

	$246,428	$(106,151)	$140,277	6

The Company’s estimated future amortization expense for the succeeding years relating to the purchased intangible assets resulting from acquisitions completed prior to June 30, 2018 is as follows (in thousands):

Years Ending December 31,	Amount
2018 (remaining six months)	7,230
2019	14,022
2020	11,348
2021	6,799
2022	5,714
2023	4,882
2024 and thereafter	24,228

Goodwill

Changes in goodwill for the six months ended June 30, 2018 consist of the following (in thousands):

	January 1, 2018	Acquisition	Effect of Foreign Currency	June 30, 2018
Americas	$258,496	$-	$(2,872)	$255,624
EMEA	10,769	-	(402)	10,367

	$269,265	$-	$(3,274)	$265,991

Changes in goodwill for the year ended December 31, 2017 consist of the following (in thousands):

	January 1, 2017	Acquisition	Effect of Foreign Currency	December 31, 2017
Americas	$255,842	$390	$2,264	$258,496
EMEA	9,562	-	1,207	10,769

	$265,404	$390	$3,471	$269,265

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

The Qelp and Clearlink reporting units are at risk of future impairment if projected operating results are not met or other inputs into the fair value measurement change. However, as of June 30, 2018, the Company believes there were no indicators of impairment related to Qelp’s $10.4 million of goodwill or Clearlink’s $71.0 million of goodwill.

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

The deferred gains (losses) and related taxes on the Company’s cash flow hedges recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) in the accompanying Condensed Consolidated Balance Sheets are as follows (in thousands):

	June 30, 2018	December 31, 2017
Deferred gains (losses) in AOCI	$(999)	$2,550
Tax on deferred gains (losses) in AOCI	96	(79)

Deferred gains (losses) in AOCI, net of taxes	$(903)	$2,471

Deferred gains (losses) expected to be reclassified to “Revenues” from AOCI during the next twelve months	$(882)

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

The Company had the following outstanding foreign currency forward contracts and options, and embedded derivatives (in thousands):

	June 30, 2018		December 31, 2017
Contract Type	Notional Amount in USD	Settle Through Date	Notional Amount in USD	Settle Through Date
Cash flow hedges:
Options:
US Dollars/Philippine Pesos	$61,750	September 2019	$78,000	December 2018
Forwards:
US Dollars/Philippine Pesos	53,400	September 2019	3,000	June 2018
US Dollars/Costa Rican Colones	82,500	August 2019	70,000	March 2019
Euros/Hungarian Forints	1,726	December 2018	3,554	December 2018
Euros/Romanian Leis	6,894	December 2018	13,977	December 2018
Non-designated hedges:
Forwards	6,153	September 2018	9,253	March 2018
Embedded derivatives	12,676	April 2030	13,519	April 2030

Master netting agreements exist with each respective counterparty to reduce credit risk by permitting net settlement of derivative positions. In the event of default by the Company or one of its counterparties, these agreements include a set-off clause that provides the non-defaulting party the right to net settle all derivative transactions, regardless of the currency and settlement date. The maximum amount of loss due to credit risk that, based on gross fair value, the Company would incur if parties to the derivative transactions that make up the concentration failed to perform according to the terms of the contracts was $1.4 million and $3.8 million as of June 30, 2018 and December 31, 2017, respectively. After consideration of these netting arrangements and offsetting positions by counterparty, the total net settlement amount as it relates to these positions are asset positions of $0.9 million and $3.6 million as of June 30, 2018 and December 31, 2017, respectively, and liability positions of $1.4 million and $0 as of June 30, 2018 and December 31, 2017, respectively.

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

The following tables present the fair value of the Company’s derivative instruments included in the accompanying Condensed Consolidated Balance Sheets (in thousands):

	Derivative Assets
	June 30, 2018	December 31, 2017
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts (1)	$1,343	$3,604
Foreign currency forward and option contracts (2)	11	-

	1,354	3,604

Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts (1)	-	244
Embedded derivatives (1)	-	9
Embedded derivatives (2)	-	43

Total derivative assets	$1,354	$3,900

	Derivative Liabilities
	June 30, 2018	December 31, 2017
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts (3)	$1,595	$175
Foreign currency forward and option contracts (4)	129	81

	1,724	256

Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts (3)	179	-
Embedded derivatives (3)	108	189
Embedded derivatives (4)	490	390

Total derivative liabilities	$2,501	$835

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

(4) Included in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets.

The following table presents the effect of the Company’s derivative instruments included in the accompanying Condensed Consolidated Financial Statements for the three months ended June 30, 2018 and 2017 (in thousands):

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Gain (Loss) Reclassified From AOCI Into “Revenues” (Effective Portion)		Gain (Loss) Recognized in “Revenues” on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	June 30,		June 30,		June 30,
	2018	2017	2018	2017	2018	2017
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts	$(305)	$(1,232)	$191	$(820)	$2	$-
Derivatives designated as net investment hedging instruments under ASC 815:
Foreign currency forward contracts	-	(4,774)	-	-	-	-

	$(305)	$(6,006)	$191	$(820)	$2	$-

The following table presents the gains (losses) recognized in “Other income (expense), net” of the Company’s derivative instruments included in the accompanying Condensed Consolidated Financial Statements for the three months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,
	2018	2017
Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts	$(93)	$921
Embedded derivatives	(252)	176

	$(345)	$1,097

The following table presents the effect of the Company’s derivative instruments included in the accompanying Condensed Consolidated Financial Statements for the six months ended June 30, 2018 and 2017 (in thousands):

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Gain (Loss) Reclassified From AOCI Into “Revenues” (Effective Portion)		Gain (Loss) Recognized in “Revenues” on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	June 30,		June 30,		June 30,
	2018	2017	2018	2017	2018	2017
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts	$(3,001)	$(1,466)	$428	$(1,580)	$8	$-
Derivatives designated as net investment hedging instruments under ASC 815:
Foreign currency forward contracts	-	(5,373)	-	-	-	-

	$(3,001)	$(6,839)	$428	$(1,580)	$8	$-

The following table presents the gains (losses) recognized in “Other income (expense), net” of the Company’s derivative instruments included in the accompanying Condensed Consolidated Financial Statements for the six months ended June 30, 2018 and 2017 (in thousands):

	Six Months Ended June 30,
	2018	2017
Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts	$(1,262)	$82
Embedded derivatives	(165)	315

	$(1,427)	$397

Note 7. Investments Held in Rabbi Trust

The Company’s investments held in rabbi trust, classified as trading securities and included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheets, at fair value, consist of the following (in thousands):

	June 30, 2018		December 31, 2017
	Cost	Fair Value	Cost	Fair Value
Mutual funds	$8,252	$11,864	$8,096	$11,627

The mutual funds held in rabbi trust were 72% equity-based and 28% debt-based as of June 30, 2018. Net investment income (losses), included in “Other income (expense), net” in the accompanying Condensed Consolidated Statements of Operations consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net realized gains (losses) from sale of trading securities	$27	$149	$32	$149
Dividend and interest income	43	25	68	39
Net unrealized holding gains (losses)	72	149	17	542

Net investment income (losses)	$142	$323	$117	$730

Note 8. Deferred Grants

Deferred grants, net of accumulated amortization, consist of the following (in thousands):

	June 30, 2018	December 31, 2017
Property grants	$2,587	$2,843
Lease grants	441	507
Employment grants	68	61

Total deferred grants	3,096	3,411
Less: Lease grants - short-term (1)	(115)	(117)
Less: Employment grants - short-term (1)	(68)	(61)

Total long-term deferred grants	$2,913	$3,233

(1) Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheets.

Note 9. Borrowings

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

The Credit Agreement matures on May 12, 2020, and had outstanding borrowings of $90.0 million and $275.0 million at June 30, 2018 and December 31, 2017, respectively, included in “Long-term debt” in the accompanying Condensed Consolidated Balance Sheets.

Borrowings under the Credit Agreement bear interest at the rates set forth in the Credit Agreement. In addition, the Company is required to pay certain customary fees, including a commitment fee determined quarterly based on the Company’s leverage ratio and due quarterly in arrears as calculated on the average unused amount of the Credit Agreement.

The Credit Agreement is guaranteed by all the Company’s existing and future direct and indirect material U.S. subsidiaries and secured by a pledge of 100% of the non-voting and 65% of the voting capital stock of all the direct foreign subsidiaries of the Company and those of the guarantors.

In May 2015, the Company paid an underwriting fee of $0.9 million for the Credit Agreement, which is deferred and amortized over the term of the loan, along with the deferred loan fees of $0.4 million related to the previous credit agreement.

The following table presents information related to our credit agreements (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Average daily utilization	$100,110	$267,000	$110,691	$267,000
Interest expense (1), (2)	$915	$1,600	$1,916	$3,043
Weighted average interest rate (2)	3.7%	2.4%	3.5%	2.3%

(1) Excludes the amortization of deferred loan fees.

(2) Includes the commitment fee.

In January 2018, the Company repaid $175.0 million of long-term debt outstanding under its Credit Agreement, primarily using funds repatriated from its foreign subsidiaries.

Note 10. Accumulated Other Comprehensive Income (Loss)

The Company presents data in the Condensed Consolidated Statements of Changes in Shareholders’ Equity in accordance with ASC 220, Comprehensive Income (“ASC 220”). ASC 220 establishes rules for the reporting of comprehensive income (loss) and its components. The components of accumulated other comprehensive income (loss) consist of the following (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Net Investment Hedge	Unrealized Gain (Loss) on Cash Flow Hedging Instruments	Unrealized Actuarial Gain (Loss) Related to Pension Liability	Unrealized Gain (Loss) on Post Retirement Obligation	Total
Balance at January 1, 2017	$(72,393)	$6,266	$(2,225)	$1,125	$200	$(67,027)
Pre-tax amount	36,101	(8,352)	2,276	527	(30)	30,522
Tax (provision) benefit	-	3,132	(54)	(18)	-	3,060
Reclassification of (gain) loss to net income	-	-	2,444	(53)	(50)	2,341
Foreign currency translation	(23)	-	30	(7)	-	-

Balance at December 31, 2017	(36,315)	1,046	2,471	1,574	120	(31,104)
Pre-tax amount	(13,522)	-	(2,993)	-	-	(16,515)
Tax (provision) benefit	-	-	194	7	-	201
Reclassification of (gain) loss to net income	-	-	(460)	(35)	(20)	(515)
Foreign currency translation	216	-	(115)	(101)	-	-

Balance at June 30, 2018	$(49,621)	$1,046	$(903)	$1,445	$100	$(47,933)

The following table summarizes the amounts reclassified to net income from accumulated other comprehensive income (loss) and the associated line item in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Statements of Operations
	2018	2017	2018	2017	Location
Gain (Loss) on Cash Flow Hedging Instruments: (1)
Pre-tax amount	$193	$(820)	$436	$(1,580)	Revenues
Tax (provision) benefit	17	17	24	58	Income taxes

Reclassification to net income	210	(803)	460	(1,522)
Actuarial Gain (Loss) Related to Pension Liability: (2)
Pre-tax amount	14	11	29	21	Other income (expense), net
Tax (provision) benefit	3	-	6	-	Income taxes

Reclassification to net income	17	11	35	21
Gain (Loss) on Post Retirement Obligation: (2),(3)
Reclassification to net income	10	13	20	25	Other income (expense), net

Total reclassification of gain (loss) to net income	$237	$(779)	$515	$(1,476)

(1) See Note 6, Financial Derivatives, for further information.

(2) See Note 14, Defined Benefit Pension Plan and Postretirement Benefits, for further information.

(3) No related tax (provision) benefit.

As discussed in Note 11, Income Taxes, for periods prior to December 31, 2017, any remaining outside basis differences associated with the Company’s investments in its foreign subsidiaries are considered to be indefinitely reinvested and no provision for income taxes on those earnings or translation adjustments has been provided.

Note 11. Income Taxes

The Company’s effective tax rates were (45.0)% and 15.0% for the three months ended June 30, 2018 and 2017, respectively. The decrease in the effective tax rate in 2018 compared to 2017 was primarily due to a $2.0 million increase in benefit associated with the settlement of tax audits and ancillary issues. In addition, the Company recognized a benefit of $0.5 million from the reduction in the U.S. federal corporate tax rate from 35% to 21% as a result of the 2017 Tax Reform Act. The decrease in the effective tax rate was also significantly affected by shifts in earnings among the various jurisdictions in which the Company operates. Several additional factors, none of which are individually material, also impacted the rate. The difference between the Company’s effective tax rate as compared to the U.S. statutory federal tax rate of 21.0% was primarily due to the aforementioned factors as well as the recognition of tax benefits resulting from foreign tax rate differentials, income earned in certain tax holiday jurisdictions and tax credits, partially offset by the tax impact of permanent differences, state income and foreign withholding.

The Company’s effective tax rates were 1.2% and 22.9% for the six months ended June 30, 2018 and 2017, respectively. The decrease in the effective tax rate was primarily due to the aforementioned $2.0 million increase in discrete benefit. In addition, the Company recognized a benefit of $1.1 million from the reduction in the U.S. federal corporate tax rate from 35% to 21% as a result of the 2017 Tax Reform Act. This was partially offset by a $0.6 million decrease in the amount of excess tax benefits from stock-based compensation recognized in the six months ended June 30, 2018 as compared to June 30, 2017. The decrease in the effective tax rate was also significantly affected by shifts in earnings among the various jurisdictions in which the Company operates. Several additional factors, none of which are individually material, also impacted the rate. The difference between the Company’s effective tax rate as compared to the U.S. statutory federal tax rate of 21.0% was primarily due to the aforementioned factors as well as the recognition of tax benefits resulting from foreign tax rate differentials, income earned in certain tax holiday jurisdictions and tax credits, partially offset by the tax impact of permanent differences, state income and foreign withholding.

The 2017 Tax Reform Act made significant changes to the Internal Revenue Code, including, but not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a participation exemption regime, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The Company estimated its provision for income taxes in accordance with the 2017 Tax Reform Act and guidance available upon enactment and as a result recorded $32.7 million as additional income tax expense in the fourth quarter of 2017, the period in which the legislation was signed into law. The $32.7 million estimate includes the provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings of $32.7 million based on cumulative foreign earnings of $531.8 million and $1.0 million of foreign withholding taxes on certain anticipated distributions. The provisional tax expense was partially offset by a provisional benefit of $1.0 million related to the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future. The Company has not determined the need for nor recorded any adjustments to this provisional amount as of June 30, 2018. The Company anticipates finalizing these provisional amounts no later than the fourth quarter of 2018.

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

On December 22, 2017, the SEC issued SAB 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Reform Act. In accordance with SAB 118, the Company has determined that the deferred tax benefit recorded in connection with the remeasurement of certain deferred tax assets and liabilities and the current tax expense recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings was a provisional amount and a reasonable estimate at June 30, 2018 and December 31, 2017. Additional work is necessary for a more detailed analysis of the Company’s deferred tax assets and liabilities and its historical foreign earnings as well as potential correlative adjustments. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of identification, but no later than one year from the enactment date.

The 2017 Tax Reform Act instituted a number of new provisions effective January 1, 2018, including GILTI, Foreign Derived Intangible Income (“FDII”) and Base Erosion and Anti-Abuse Tax (“BEAT”). The Company made a reasonable estimate of the impact of each of these provisions of the 2017 Tax Reform Act on its effective tax rate for the three and six months ended June 30, 2018 and determined that the resulting impact was not material. The Company will continue to refine its provisional estimates related to the GILTI, FDII and BEAT rules as additional information is made available.

The Company received assessments for the Canadian 2003-2009 audit. Requests for Competent Authority Assistance were filed with both the Canadian Revenue Agency and the U.S. Internal Revenue Service and the Company paid mandatory security deposits to Canada as part of this process. As of June 30, 2017, the Company determined that all material aspects of the Canadian audit were effectively settled pursuant to ASC 740. As a result, the Company recognized an income tax benefit of $1.2 million, net of the U.S. tax impact, at that time and the deposits were applied against the anticipated liability. During the three months ended June 30, 2018, the Company finalized procedures ancillary to the Canadian audit and recognized an additional $2.7 million income tax benefit due to the elimination of certain assessed penalties, interest and withholding taxes.

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

The numbers of shares used in the earnings per share computation are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Basic:
Weighted average common shares outstanding	42,125	41,854	42,035	41,756
Diluted:
Dilutive effect of stock appreciation rights, restricted stock, restricted stock units and shares held in rabbi trust	35	80	162	163

Total weighted average diluted shares outstanding	42,160	41,934	42,197	41,919

Anti-dilutive shares excluded from the diluted earnings per share calculation	31	46	6	16

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

There were no shares repurchased under the Company’s share repurchase program during the three and six months ended June 30, 2018 and 2017.

Note 13. Commitments and Loss Contingency

Commitments

During the six months ended June 30, 2018, the Company entered into several leases in the ordinary course of business. The following is a schedule of future minimum rental payments required under operating leases that have noncancelable lease terms as of June 30, 2018 (in thousands):

Amount
2018 (remaining six months)	$630
2019	8,118
2020	8,520
2021	8,643
2022	7,959
2023	3,343
2024 and thereafter	8,211

$45,424

During the six months ended June 30, 2018, the Company entered into agreements with third-party vendors in the ordinary course of business whereby the Company committed to purchase goods and services used in its normal operations. These agreements generally are not cancelable, range from one to five-year periods and may contain fixed or minimum annual commitments. Certain of these agreements allow for renegotiation of the minimum annual commitments. The following is a schedule of the future minimum purchases remaining under the agreements as of June 30, 2018 (in thousands):

Amount
2018 (remaining six months)	$10,237
2019	6,346
2020	1,699
2021	193
2022	-
2023	-
2024 and thereafter	-

$18,475

Loss Contingency

Contingencies are recorded in the consolidated financial statements when it is probable that a liability will be incurred and the amount of the loss is reasonably estimable, or otherwise disclosed, in accordance with ASC 450, Contingencies (“ASC 450”). Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In the event the Company determines that a loss is not probable, but is reasonably possible, and it becomes possible to develop what the Company believes to be a reasonable range of possible loss, then the Company will include disclosures related to such matter as appropriate and in compliance with ASC 450.

The Company received a state audit assessment and is currently rebutting the position. The Company has determined that the likelihood of a liability is reasonably possible and developed a range of possible loss up to $1.0 million, net of federal benefit.

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

Note 14. Defined Benefit Pension Plan and Postretirement Benefits

Defined Benefit Pension Plans

The following table provides information about the net periodic benefit cost for the Company’s pension plans (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Service cost	$109	$128	$223	$253
Interest cost	48	49	98	98
Recognized actuarial (gains)	(14)	(11)	(29)	(21)

	$143	$166	$292	$330

The Company’s service cost for its qualified pension plans was included in “Direct salaries and related costs” and “General and administrative” costs in its Condensed Consolidated Statements of Operations for the three and six months ended June 30, 3018 and 2017. The remaining components of net periodic benefit cost were included in “Other income (expense), net” in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017. See Note 1, Overview and Basis of Presentation, for further information related to the adoption of ASU 2016-18.

Employee Retirement Savings Plans

The Company maintains a 401(k) plan covering defined employees who meet established eligibility requirements. Under the plan provisions, the Company matches 50% of participant contributions to a maximum matching amount of 2% of participant compensation. The Company’s contributions included in the accompanying Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
401(k) plan contributions	$344	$309	$803	$620

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

	June 30, 2018	December 31, 2017
Postretirement benefit obligation	$12	$15
Unrealized gains (losses) in AOCI (1)	100	120

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

Note 15. Stock-Based Compensation

The Company’s stock-based compensation plans include the 2011 Equity Incentive Plan, the Non-Employee Director Fee Plan and the Deferred Compensation Plan. The following table summarizes the stock-based compensation expense (primarily in the Americas) and income tax benefits related to the stock-based compensation (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Stock-based compensation (expense) (1)	$(1,673)	$(2,261)	$(3,750)	$(4,732)
Income tax benefit (2)	402	871	900	1,822

(1) Included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations.

(2) Included in “Income taxes” in the accompanying Condensed Consolidated Statements of Operations.

There were no capitalized stock-based compensation costs as of June 30, 2018 and December 31, 2017.

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

The following table summarizes the assumptions used to estimate the fair value of SARS granted:

	Six Months Ended June 30,
	2018	2017
Expected volatility	21.4%	19.3%
Weighted-average volatility	21.4%	19.3%
Expected dividend rate	0.0%	0.0%
Expected term (in years)	5.0	5.0
Risk-free rate	2.5%	1.9%

The following table summarizes SARs activity as of June 30, 2018 and for the six months then ended:

Stock Appreciation Rights	Shares (000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at January 1, 2018	734	$-
Granted	333	$-
Exercised	(43)	$-
Forfeited or expired	-	$-

Outstanding at June 30, 2018	1,024	$-	8.6	$790

Vested or expected to vest at June 30, 2018	1,024	$-	8.6	$790

Exercisable at June 30, 2018	363	$-	7.6	$580

The following table summarizes information regarding SARs granted and exercised (in thousands, except per SAR amounts):

	Six Months Ended June 30,
	2018	2017
Number of SARs granted	333	396
Weighted average grant-date fair value per SAR	$6.84	$6.24
Intrinsic value of SARs exercised	$305	$1,678
Fair value of SARs vested	$1,950	$1,846

The following table summarizes nonvested SARs activity as of June 30, 2018 and for the six months then ended:

Nonvested Stock Appreciation Rights	Shares (000s)	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2018	600	$6.88
Granted	333	$6.84
Vested	(272)	$7.16
Forfeited or expired	-	$-

Nonvested at June 30, 2018	661	$6.74

As of June 30, 2018, there was $4.0 million of total unrecognized compensation cost, net of actual forfeitures, related to nonvested SARs granted under the 2011 Plan. This cost is expected to be recognized over a weighted average period of 1.5 years.

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

The following table summarizes nonvested restricted shares/RSUs activity as of June 30, 2018 and for the six months then ended:

Nonvested Restricted Shares and RSUs	Shares (000s)	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2018	1,109	$28.50
Granted	488	$28.15
Vested	(323)	$25.78
Forfeited or expired	(59)	$27.00

Nonvested at June 30, 2018	1,215	$29.15

The following table summarizes information regarding restricted shares/RSUs granted and vested (in thousands, except per restricted share/RSU amounts):

	Six Months Ended June 30,
	2018	2017
Number of restricted shares/RSUs granted	488	480
Weighted average grant-date fair value per restricted share/RSU	$28.15	$29.42
Fair value of restricted shares/RSUs vested	$8,342	$6,868

As of June 30, 2018, there was $32.3 million of total unrecognized compensation cost, net of actual forfeitures, related to nonvested restricted shares/RSUs granted under the 2011 Plan. This cost is expected to be recognized over a weighted average period of 1.8 years.

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

The following table summarizes nonvested common stock share award activity as of June 30, 2018 and for the six months then ended:

Nonvested Common Stock Share Awards	Shares (000s)	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2018	8	$32.21
Granted	34	$27.68
Vested	(15)	$29.87
Forfeited or expired	-	$-

Nonvested at June 30, 2018	27	$27.73

The following table summarizes information regarding common stock share awards granted and vested (in thousands, except per share award amounts):

	Six Months Ended June 30,
	2018	2017
Number of share awards granted	34	24
Weighted average grant-date fair value per share award	$27.68	$32.93
Fair value of share awards vested	$450	$430

As of June 30, 2018, there was $0.7 million of total unrecognized compensation cost, net of actual forfeitures, related to nonvested common stock share awards granted under the Fee Plan. This cost is expected to be recognized over a weighted average period of less than one year.

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

As of June 30, 2018 and December 31, 2017, liabilities of $11.8 million and $11.6 million, respectively, of the Deferred Compensation Plan were recorded in “Accrued employee compensation and benefits” in the accompanying Condensed Consolidated Balance Sheets. Additionally, the Company’s common stock match associated with the Deferred Compensation Plan, with a carrying value of approximately $2.2 million and $2.1 million as of June 30, 2018 and December 31, 2017, respectively, is included in “Treasury stock” in the accompanying Condensed Consolidated Balance Sheets.

The following table summarizes nonvested common stock activity as of June 30, 2018 and for the six months then ended:

Nonvested Common Stock	Shares (000s)	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2018	3	$29.56
Granted	10	$28.86
Vested	(7)	$28.89
Forfeited or expired	-	$-

Nonvested at June 30, 2018	6	$29.19

The following table summarizes information regarding shares of common stock granted and vested (in thousands, except per common stock amounts):

	Six Months Ended June 30,
	2018	2017
Number of shares of common stock granted	10	10
Weighted average grant-date fair value per common stock	$28.86	$30.66
Fair value of common stock vested	$213	$240
Cash used to settle the obligation	$644	$422

As of June 30, 2018, there was $0.1 million of total unrecognized compensation cost, net of actual forfeitures, related to nonvested common stock granted under the Deferred Compensation Plan. This cost is expected to be recognized over a weighted average period of 3.7 years.

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

Information about the Company’s reportable segments is as follows (in thousands):

	Americas	EMEA	Other (1)	Consolidated
Three Months Ended June 30, 2018:
Revenues	$327,041	$69,720	$24	$396,785
Percentage of revenues	82.4%	17.6%	0.0%	100.0%
Depreciation, net	$12,335	$1,476	$749	$14,560
Amortization of intangibles	$3,415	$214	$-	$3,629
Income (loss) from operations	$19,824	$2,220	$(15,584)	$6,460
Total other income (expense), net			(1,511)	(1,511)
Income taxes			2,229	2,229

Net income				$7,178

Three Months Ended June 30, 2017:
Revenues	$314,871	$60,540	$27	$375,438
Percentage of revenues	83.9%	16.1%	0.0%	100.0%
Depreciation, net	$11,842	$1,254	$724	$13,820
Amortization of intangibles	$4,989	$261	$-	$5,250
Income (loss) from operations	$26,127	$2,163	$(16,962)	$11,328
Total other income (expense), net			(928)	(928)
Income taxes			(1,555)	(1,555)

Net income				$8,845

Six Months Ended June 30, 2018:
Revenues	$667,762	$143,347	$47	$811,156
Percentage of revenues	82.3%	17.7%	0.0%	100.0%
Depreciation, net	$25,018	$2,887	$1,491	$29,396
Amortization of intangibles	$7,407	$435	$-	$7,842
Income (loss) from operations	$45,688	$6,859	$(31,803)	$20,744
Total other income (expense), net			(2,391)	(2,391)
Income taxes			(227)	(227)

Net income				$18,126

Six Months Ended June 30, 2017:
Revenues	$635,802	$123,607	$43	$759,452
Percentage of revenues	83.7%	16.3%	0.0%	100.0%
Depreciation, net	$23,310	$2,440	$1,418	$27,168
Amortization of intangibles	$9,967	$514	$—	$10,481
Income (loss) from operations	$64,099	$7,743	$(34,461)	$37,381
Total other income (expense), net			(1,659)	(1,659)
Income taxes			(8,165)	(8,165)

Net income				$27,557

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

The following table represents a disaggregation of revenue from contracts with customers by geographic location for the three and six months ended June 30, 2018 and 2017, by the reportable segment for each category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Americas:
United States	$165,648	$151,654	$337,094	$305,298
The Philippines	56,571	56,779	116,657	115,319
Costa Rica	30,973	32,924	63,048	66,249
Canada	24,828	27,020	52,017	56,742
El Salvador	20,584	18,369	40,595	36,714
People’s Republic of China	8,149	9,282	17,497	18,542
Australia	7,700	6,440	15,402	13,090
Mexico	5,632	5,832	11,950	11,441
Other	6,956	6,571	13,502	12,407

Total Americas	327,041	314,871	667,762	635,802

EMEA:
Germany	22,404	18,457	46,579	38,894
Sweden	13,674	14,043	27,804	28,344
United Kingdom	11,960	9,407	25,307	19,140
Romania	8,191	6,685	16,327	13,078
Other	13,491	11,948	27,330	24,151

Total EMEA	69,720	60,540	143,347	123,607

Total Other	24	27	47	43

	$396,785	$375,438	$811,156	$759,452

Revenues are attributed to countries based on location of customer, except for revenues for The Philippines, Costa Rica, the People’s Republic of China and India which are primarily comprised of customers located in the U.S., but serviced by centers in those respective geographic locations.

Note 17. Other Income (Expense)

Other income (expense), net consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Foreign currency transaction gains (losses)	$641	$(535)	$2,089	$644
Gains (losses) on derivative instruments not designated as hedges	(345)	1,097	(1,427)	397
Other miscellaneous income (expense)	(833)	231	(1,044)	565

	$(537)	$793	$(382)	$1,606

Note 18. Related Party Transactions

In January 2008, the Company entered into a lease for a customer engagement center located in Kingstree, South Carolina. The landlord, Kingstree Office One, LLC, is an entity controlled by John H. Sykes, the founder, former Chairman and former Chief Executive Officer of the Company and the father of Charles Sykes, President and Chief Executive Officer of the Company. The lease payments on the 20-year lease were negotiated at or below market rates, and the lease is cancellable at the option of the Company. The Company paid $0.1 million to the landlord during both the three months ended June 30, 2018 and 2017 and $0.2 million during both the six months ended June 30, 2018 and 2017 under the terms of the lease.

During the three and six months ended June 30, 2018, the Company contracted to receive services from XSell, an equity method investee, for $0.1 million. There were no such transactions in 2017. These related party transactions occurred in the normal course of business on terms and conditions that are similar to those of transactions with unrelated parties and, therefore, were measured at the exchange amount.

Note 19. Subsequent Event

On July 9, 2018, the Company as guarantor and its wholly-owned subsidiaries, Sykes Australia Pty Ltd, an Australian company, and Clear Link Technologies, LLC, a Delaware limited liability company, entered into a Sale Agreement with WhistleOut Nominees Pty Ltd as trustee for the WhistleOut Holdings Unit Trust, CPC Investments USA Pty Ltd, JJZL Pty Ltd, Kenneth Wong as trustee for Wong Family Trust and C41 Pty Ltd as trustee for the Ottery Family Trust (together, the “Sellers”) to acquire all of the outstanding shares of WhistleOut.

The aggregate purchase price of AUD 30.2 million ($22.4 million), paid at the closing of the transaction on July 9, 2018, is subject to certain post-closing adjustments related to WhistleOut’s working capital. The purchase price was funded through $22.0 million of additional borrowings under the Company’s Credit Agreement. The Sale Agreement provides for a three-year, retention based earnout of AUD 14.0 million.

The Sale Agreement contains customary representations and warranties, indemnification obligations and covenants.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sykes Enterprises, Incorporated

Tampa, Florida

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of June 30, 2018, the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2018 and 2017, changes in shareholders’ equity for the six-month period ended June 30, 2018, and of cash flows for the six-month periods ended June 30, 2018 and 2017, and the related notes (collectively referred to as the “interim financial information”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with principles generally accepted in the United States of America.

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

August 7, 2018

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

Executive Summary

We are a leading provider of multichannel demand generation and global comprehensive customer engagement services. We provide differentiated full lifecycle customer engagement solutions and services to Global 2000 companies and their end customers primarily in the communications, financial services, technology, transportation and leisure, healthcare, retail and other industries. Our differentiated full lifecycle management services platform effectively engages customers at every touchpoint within the customer journey, including digital marketing and acquisition, sales expertise, customer service, technical support and retention. We serve our clients through two geographic operating regions: the Americas (United States, Canada, Latin America, Australia and the Asia Pacific Rim) and EMEA (Europe, the Middle East and Africa). Our Americas and EMEA regions primarily provide customer engagement solutions and services with an emphasis on inbound multichannel demand generation, customer service and technical support to our clients’ customers. These services, which represented 99.4% and 99.5% of consolidated revenues during the three months ended June 30, 2018 and 2017, respectively, and 99.4% and 99.4% of consolidated revenues during the six months ended June 30, 2018 and 2017, respectively, are delivered through multiple communication channels including phone, e-mail, social media, text messaging, chat and digital self-service. We also provide various enterprise support services in the United States (“U.S.”) that include services for our clients’ internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, we also provide fulfillment services, which includes order processing, payment processing, inventory control, product delivery and product returns handling. Our complete service offering helps our clients acquire, retain and increase the lifetime value of their customer relationships. We have developed an extensive global reach with customer engagement centers across six continents, including North America, South America, Europe, Asia, Australia and Africa. We deliver cost-effective solutions that generate demand, enhance the customer service experience, promote stronger brand loyalty, and bring about high levels of performance and profitability.

Recent Developments

Americas 2018 Exit Plan

During the second quarter of 2018, we initiated a restructuring plan to streamline excess capacity through targeted seat reductions (the “Americas 2018 Exit Plan”) in an on-going effort to manage and optimize capacity utilization. The Americas 2018 Exit Plan includes, but is not limited to, closing customer contact management centers and consolidating leased space in various locations in the U.S. and Canada. We anticipate finalizing the remainder of the site closures under the Americas 2018 Exit Plan by December 2018.

The actions are expected to impact approximately 4,500 seats, of which 2,200 seats have been rationalized as of June 30, 2018. We anticipate annualized gross general and administrative cost savings, including lower depreciation expense, of approximately $24.6 million as a result of the 2018 site closures.

See Note 3, Costs Associated with Exit and Disposal Activities, of the accompanying “Notes to Condensed Consolidated Financial Statements” for further information.

2017 Tax Reform Act

In December 2017, the President of the United States (“U.S.”) signed into law the Tax Cuts and Jobs Act (the “2017 Tax Reform Act”). In general, the 2017 Tax Reform Act reduces the U.S. federal corporate tax rate from 35% to 21%, effective in 2018. The 2017 Tax Reform Act moves from a worldwide business taxation approach to a participation exemption regime. The 2017 Tax Reform Act also imposes base-erosion prevention measures on non-U.S. earnings of U.S. entities, as well as a one-time mandatory deemed repatriation tax on accumulated non-U.S. earnings which was recorded in the fourth quarter of 2017. The impact of the 2017 Tax Reform Act on our consolidated financial results began with the fourth quarter of 2017, the period of enactment. This impact, along with the transitional taxes discussed in Note 11, Income Taxes, of the accompanying “Notes to Condensed Consolidated Financial Statements” is reflected in the Other segment.

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

Results of Operations

The following table sets forth, for the periods indicated, the amounts presented in the accompanying Condensed Consolidated Statements of Operations as well as the change between the respective periods:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2018	2017	$ Change	2018	2017	$ Change
Revenues	$396,785	$375,438	$21,347	$811,156	$759,452	$51,704
Operating expenses:
Direct salaries and related costs	264,924	248,615	16,309	539,996	495,751	44,245
General and administrative	102,037	92,236	9,801	204,477	184,280	20,197
Depreciation, net	14,560	13,820	740	29,396	27,168	2,228
Amortization of intangibles	3,629	5,250	(1,621)	7,842	10,481	(2,639)
Impairment of long-lived assets	5,175	4,189	986	8,701	4,391	4,310

Total operating expenses	390,325	364,110	26,215	790,412	722,071	68,341

Income from operations	6,460	11,328	(4,868)	20,744	37,381	(16,637)

Other income (expense):
Interest income	175	144	31	346	299	47
Interest (expense)	(1,149)	(1,865)	716	(2,355)	(3,564)	1,209
Other income (expense), net	(537)	793	(1,330)	(382)	1,606	(1,988)

Total other income (expense), net	(1,511)	(928)	(583)	(2,391)	(1,659)	(732)

Income before income taxes	4,949	10,400	(5,451)	18,353	35,722	(17,369)
Income taxes	(2,229)	1,555	(3,784)	227	8,165	(7,938)

Net income	$7,178	$8,845	$(1,667)	$18,126	$27,557	$(9,431)

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017

Revenues

	Three Months Ended June 30,
	2018		2017
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change
Americas	$327,041	82.4%	$314,871	83.9%	$12,170
EMEA	69,720	17.6%	60,540	16.1%	9,180
Other	24	0.0%	27	0.0%	(3)

Consolidated	$396,785	100.0%	$375,438	100.0%	$21,347

Consolidated revenues increased $21.3 million, or 5.7%, for the three months ended June 30, 2018 from the comparable period in 2017.

The increase in Americas’ revenues was due to higher volumes from existing clients of $17.7 million, new clients of $8.8 million and a positive foreign currency impact of $2.7 million, partially offset by end-of-life client programs of $17.0 million. Revenues from our offshore operations represented 39.4% of Americas’ revenues in 2018, compared to 41.2% for the comparable period in 2017.

The increase in EMEA’s revenues was due to higher volumes from existing clients of $3.9 million, new clients of $1.1 million and a positive foreign currency impact of $4.7 million, partially offset by end-of-life client programs of $0.5 million.

We adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and subsequent amendments (together, “ASC 606”) on January 1, 2018. See Note 2, Revenues, of the accompanying “Notes to Condensed Consolidated Financial Statements” for further information.

On a consolidated basis, we had 51,200 brick-and-mortar seats as of June 30, 2018, a decrease of 200 seats from the comparable period in 2017. The capacity utilization rate on a combined basis was 70% compared to 72% in the comparable period in 2017.

On a segment basis, 43,900 seats were located in the Americas, a decrease of 500 seats from the comparable period in 2017, and 7,300 seats were located in EMEA, an increase of 300 seats from the comparable period in 2017. Capacity utilization rates as of June 30, 2018 were 68% for the Americas and 77% for EMEA, compared to 71% and 80%, respectively, in the comparable period in 2017. The decrease in utilization in the Americas was primarily due to operational inefficiencies, capacity additions in certain geographies to address demand opportunities and also in part by the short-term inefficiencies created by the progress in implementing initiatives to rationalize underutilized capacity. We are executing on initiatives to rationalize up to 10% of our total seat capacity on a gross basis by the end of 2018. We strive to attain a capacity utilization rate of 85% at each of our locations.

Direct Salaries and Related Costs

	Three Months Ended June 30,
	2018		2017
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$214,502	65.6%	$205,000	65.1%	$9,502	0.5%
EMEA	50,422	72.3%	43,615	72.0%	6,807	0.3%

Consolidated	$264,924	66.8%	$248,615	66.2%	$16,309	0.6%

The increase of $16.3 million in direct salaries and related costs included a positive foreign currency impact of $0.2 million in the Americas and a negative foreign currency impact of $3.1 million in EMEA.

The increase in Americas’ direct salaries and related costs, as a percentage of revenues, was primarily attributable to higher customer-acquisition advertising costs of 0.9% and higher severance costs of 0.2%, partially offset by lower auto tow claim costs of 0.4% and lower other costs of 0.2%.

The increase in EMEA’s direct salaries and related costs, as a percentage of revenues, was primarily attributable to higher communications costs of 0.2%, higher fulfillment materials costs of 0.1%, higher recruiting costs of 0.1%, higher travel costs of 0.1%, higher facility and office supplies of 0.1% and higher other costs of 0.4%, partially offset by lower compensation costs of 0.7%.

General and Administrative

	Three Months Ended June 30,
	2018		2017
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$71,790	22.0%	$62,724	19.9%	$9,066	2.1%
EMEA	15,388	22.1%	13,247	21.9%	2,141	0.2%
Other	14,859	-	16,265	-	(1,406)	-

Consolidated	$102,037	25.7%	$92,236	24.6%	$9,801	1.1%

The increase of $9.8 million in general and administrative expenses included a positive foreign currency impact of $0.2 million in the Americas and a negative foreign currency impact of $0.9 million in EMEA.

The increase in Americas’ general and administrative expenses, as a percentage of revenues, was primarily attributable to higher facility-related costs of 0.8% resulting from the Americas 2018 Exit Plan (see Note 3, Costs Associated with Exit and Disposal Activities, of the accompanying “Notes to Condensed Consolidated Financial Statements” for further information), higher compensations costs of 0.7%, higher software and maintenance costs of 0.3% and higher legal and professional fees of 0.3%.

The increase in EMEA’s general and administrative expenses, as a percentage of revenues, was primarily attributable to higher recruiting costs of 0.3%, higher software and maintenance costs of 0.2% and higher other costs of 0.3%, partially offset by lower advertising and marketing costs of 0.3% and lower legal and professional costs of 0.3%.

The decrease of $1.4 million in Other general and administrative expenses, which includes corporate and other costs, was primarily attributable to lower compensation costs of $0.7 million, lower legal and professional fees of $0.6 million, lower merger and integration costs of $0.1 million and lower other costs of $0.2 million, partially offset by higher software and maintenance costs of $0.2 million.

Depreciation, Amortization and Impairment of Long-Lived Assets

	Three Months Ended June 30,
	2018		2017
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Depreciation, net:
Americas	$12,335	3.8%	$11,842	3.8%	$493	0.0%
EMEA	1,476	2.1%	1,254	2.1%	222	0.0%
Other	749	-	724	-	25	-

Consolidated	$14,560	3.7%	$13,820	3.7%	$740	0.0%

Amortization of intangibles:
Americas	$3,415	1.0%	$4,989	1.6%	$(1,574)	-0.6%
EMEA	214	0.3%	261	0.4%	(47)	-0.1%
Other	-	-	-	-	-	-

Consolidated	$3,629	0.9%	$5,250	1.4%	$(1,621)	-0.5%

Impairment of long-lived assets:
Americas	$5,175	1.6%	$4,189	1.3%	$986	0.3%
EMEA	-	0.0%	-	0.0%	-	0.0%
Other	-	-	-	-	-	-

Consolidated	$5,175	1.3%	$4,189	1.1%	$986	0.2%

The increase in depreciation was primarily due to new depreciable fixed assets placed into service supporting site expansions and infrastructure upgrades, partially offset by certain fully depreciated fixed assets.

The decrease in amortization was primarily due to certain fully amortized intangible assets.

See Note 3, Costs Associated with Exit and Disposal Activities, and Note 4, Fair Value, of the accompanying “Notes to Condensed Consolidated Financial Statements” for further information regarding the impairment of long-lived assets.

Other Income (Expense)

	Three Months Ended June 30,
(in thousands)	2018	2017	$ Change
Interest income	$175	$144	$31

Interest (expense)	$(1,149)	$(1,865)	$716

Other income (expense), net:
Foreign currency transaction gains (losses)	$641	$(535)	$1,176
Gains (losses) on derivative instruments not designated as hedges	(345)	1,097	(1,442)
Other miscellaneous income (expense)	(833)	231	(1,064)

Total other income (expense), net	$(537)	$793	$(1,330)

Interest income remained relatively consistent with the comparable period.

The decrease in interest (expense) was primarily due to a decrease in the outstanding borrowings under the Credit Agreement as a result of a $175.0 million repayment in January 2018, partially offset by an increase in weighted average interest rates on outstanding borrowings.

The change in other miscellaneous income (expense) was primarily due to payroll tax compliance costs, the net investment income (losses) related to the investments held in a rabbi trust and losses from our equity method investee, XSell. See Note 7, Investments Held in Rabbi Trust, of the accompanying “Notes to Condensed Consolidated Financial Statements” for further information.

Income Taxes

	Three Months Ended June 30,
(in thousands)	2018	2017	$ Change
Income before income taxes	$4,949	$10,400	$(5,451)
Income taxes	(2,229)	1,555	$(3,784)
			% Change
Effective tax rate	-45.0%	15.0%	-60.0%

The decrease in the effective tax rate in 2018 compared to 2017 was primarily due to a $2.0 million increase in benefit related to the settlement of tax audits and ancillary issues. In addition, we recognized a benefit of $0.5 million from the reduction in the U.S. federal corporate tax rate from 35% to 21% as a result of the 2017 Tax Reform Act. The decrease in the effective tax rate was also significantly affected by shifts in earnings among the various jurisdictions in which we operate. Several additional factors, none of which are individually material, also impacted the rate.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

Revenues

	Six Months Ended June 30,
	2018		2017
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change
Americas	$667,762	82.3%	$635,802	83.7%	$31,960
EMEA	143,347	17.7%	123,607	16.3%	19,740
Other	47	0.0%	43	0.0%	4

Consolidated	$811,156	100.0%	$759,452	100.0%	$51,704

Consolidated revenues increased $51.7 million, or 6.8%, for the six months ended June 30, 2018 from the comparable period in 2017.

The increase in Americas’ revenues was due to higher volumes from existing clients of $48.9 million, new clients of $13.4 million and a positive foreign currency impact of $6.6 million, partially offset by end-of-life client programs of $36.9 million. Revenues from our offshore operations represented 39.4% of Americas’ revenues in 2018, compared to 41.0% for the comparable period in 2017.

The increase in EMEA’s revenues was due to higher volumes from existing clients of $5.8 million, new clients of $2.0 million and a positive foreign currency impact of $13.3 million, partially offset by end-of-life client programs of $1.4 million.

See Note 2, Revenues, of the accompanying “Notes to Condensed Consolidated Financial Statements” for further information regarding the adoption of ASC 606.

Direct Salaries and Related Costs

	Six Months Ended June 30,
	2018		2017
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$437,655	65.5%	$408,702	64.3%	$28,953	1.2%
EMEA	102,341	71.4%	87,049	70.4%	15,292	1.0%

Consolidated	$539,996	66.6%	$495,751	65.3%	$44,245	1.3%

The increase of $44.2 million in direct salaries and related costs included a negative foreign currency impact of $0.5 million in the Americas and a negative foreign currency impact of $9.0 million in EMEA.

The increase in Americas’ direct salaries and related costs, as a percentage of revenues, was primarily attributable to higher compensation costs of 1.1% driven by a decrease in agent productivity due to operational inefficiencies principally within the financial services, transportation and communications verticals in the current period, higher customer-acquisition advertising costs of 0.4% and higher other costs of 0.2%, partially offset by lower auto tow claim costs of 0.3% and lower recruiting costs of 0.2%.

The increase in EMEA’s direct salaries and related costs, as a percentage of revenues, was primarily attributable to higher compensation costs of 0.3%, higher communications costs of 0.2%, higher recruiting costs of 0.1% and higher other costs of 0.4%.

General and Administrative

	Six Months Ended June 30,
	2018		2017
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$143,293	21.5%	$125,333	19.7%	$17,960	1.8%
EMEA	30,825	21.5%	25,861	20.9%	4,964	0.6%
Other	30,359	-	33,086	-	(2,727)	-

Consolidated	$204,477	25.2%	$184,280	24.3%	$20,197	0.9%

The increase of $20.2 million in general and administrative expenses included a positive foreign currency impact of $0.1 million in the Americas and a negative foreign currency impact of $2.8 million in EMEA.

The increase in Americas’ general and administrative expenses, as a percentage of revenues, was primarily attributable to higher compensations costs of 0.7%, higher facility-related costs of 0.4% resulting from the Americas 2018 Exit Plan (see Note 3, Costs Associated with Exit and Disposal Activities, of the accompanying “Notes to Condensed Consolidated Financial Statements” for further information), higher software and maintenance costs of 0.3%, higher ongoing facility-related costs of 0.2%, higher legal and professional fees of 0.2% and higher other costs of 0.2%, partially offset by lower technology equipment and maintenance costs of 0.2%.

The increase in EMEA’s general and administrative expenses, as a percentage of revenues, was primarily attributable to higher recruiting costs of 0.4%, higher compensation costs of 0.2% and higher other costs of 0.5%, partially offset by lower advertising and marketing costs of 0.3% and lower legal and professional fees of 0.2%.

The decrease of $2.7 million in Other general and administrative expenses, which includes corporate and other costs, was primarily attributable to lower compensation costs of $2.0 million, lower legal and professional fees of $0.9 million, lower merger and integration costs of $0.2 million and lower travel costs of $0.2 million, partially offset by higher software and maintenance costs of $0.2 million, higher severance costs of $0.2 million and higher other costs of $0.2 million.

Depreciation, Amortization and Impairment of Long-Lived Assets

	Six Months Ended June 30,
	2018		2017
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Depreciation, net:
Americas	$25,018	3.7%	$23,310	3.7%	$1,708	0.0%
EMEA	2,887	2.0%	2,440	2.0%	447	0.0%
Other	1,491	-	1,418	-	73	-

Consolidated	$29,396	3.6%	$27,168	3.6%	$2,228	0.0%

Amortization of intangibles:
Americas	$7,407	1.1%	$9,967	1.6%	$(2,560)	-0.5%
EMEA	435	0.3%	514	0.4%	(79)	-0.1%
Other	-	-	-	-	-	-

Consolidated	$7,842	1.0%	$10,481	1.4%	$(2,639)	-0.4%

Impairment of long-lived assets:
Americas	$8,701	1.3%	$4,391	0.7%	$4,310	0.6%
EMEA	-	0.0%	-	0.0%	-	0.0%
Other	-	-	-	-	-	-

Consolidated	$8,701	1.1%	$4,391	0.6%	$4,310	0.5%

The increase in depreciation was primarily due to new depreciable fixed assets placed into service supporting site expansions and infrastructure upgrades, partially offset by certain fully depreciated fixed assets.

The decrease in amortization was primarily due to certain fully amortized intangible assets.

See Note 3, Costs Associated with Exit and Disposal Activities, and Note 4, Fair Value, of the accompanying “Notes to Condensed Consolidated Financial Statements” for further information regarding the impairment of long-lived assets.

Other Income (Expense)

	Six Months Ended June 30,
(in thousands)	2018	2017	$ Change
Interest income	$346	$299	$47

Interest (expense)	$(2,355)	$(3,564)	$1,209

Other income (expense), net:
Foreign currency transaction gains (losses)	$2,089	$644	$1,445
Gains (losses) on derivative instruments not designated as hedges	(1,427)	397	(1,824)
Other miscellaneous income (expense)	(1,044)	565	(1,609)

Total other income (expense), net	$(382)	$1,606	$(1,988)

Interest income remained relatively consistent with the comparable period.

The decrease in interest (expense) was primarily due to a decrease in the outstanding borrowings under the Credit Agreement as a result of the $175.0 million repayment in January 2018, partially offset by an increase in weighted average interest rates on outstanding borrowings.

The change in other miscellaneous income (expense) was primarily due to payroll tax compliance costs, the net investment income (losses) related to the investments held in a rabbi trust and losses from our equity method investee, XSell. See Note 7, Investments Held in Rabbi Trust, of the accompanying “Notes to Condensed Consolidated Financial Statements” for further information.

Income Taxes

	Six Months Ended June 30,
(in thousands)	2018	2017	$ Change
Income before income taxes	$18,353	$35,722	$(17,369)
Income taxes	227	8,165	$(7,938)
			% Change
Effective tax rate	1.2%	22.9%	-21.7%

The decrease in the effective tax rate in 2018 compared to 2017 was primarily due to a $2.0 million increase in benefit related to the settlement of tax audits and ancillary issues. In addition, we recognized a benefit of $1.1 million from the reduction in the U.S. federal corporate tax rate from 35% to 21% as a result of the 2017 Tax Reform Act. This was partially offset by a $0.6 million decrease in the amount of excess tax benefits from stock-based compensation recognized in 2018 as compared to 2017. The decrease in the effective tax rate was also significantly affected by shifts in earnings among the various jurisdictions in which we operate. Several additional factors, none of which are individually material, also impacted the rate.

Client Concentration

Our top ten clients accounted for approximately 45.8% and 48.7% of our consolidated revenues in the three months ended June 30, 2018 and 2017, respectively, and approximately 45.9% and 49.1% of our consolidated revenues in the six months ended June 30, 2018 and 2017, respectively.

Total revenues by segment from AT&T Corporation (“AT&T”), a major provider of communication services for which we provide various customer support services over several distinct lines of AT&T businesses, were as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$40,947	12.5%	$55,627	17.7%	$82,935	12.4%	$117,161	18.4%
EMEA	-	0.0%	-	0.0%	-	0.0%	-	0.0%

	$40,947	10.3%	$55,627	14.8%	$82,935	10.2%	$117,161	15.4%

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

Total revenues by segment from our next largest client, which was in the financial services vertical in each of the periods, were as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$29,922	9.1%	$24,818	7.9%	$60,531	9.1%	$47,744	7.5%
EMEA	-	0.0%	-	0.0%	-	0.0%	-	0.0%

	$29,922	7.5%	$24,818	6.6%	$60,531	7.5%	$47,744	6.3%

Other than AT&T, total revenues by segment of our clients that each individually represents 10% or greater of that segment’s revenues in each of the periods were as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$-	0.0%	$-	0.0%	$-	0.0%	$-	0.0%
EMEA	25,996	37.3%	18,819	31.1%	53,641	37.4%	50,523	40.9%

	$25,996	6.6%	$18,819	5.0%	$53,641	6.6%	$50,523	6.7%

Business Outlook

For the three months ended September 30, 2018, we anticipate the following financial results:

●	Revenues in the range of $402.0 million to $407.0 million;
●	Effective tax rate of approximately 14%;
●	Fully diluted share count of approximately 42.2 million;
●	Diluted earnings per share in the range of $0.33 to $0.36; and
●	Capital expenditures in the range of $12.0 million to $15.0 million.

For the twelve months ended December 31, 2018, we anticipate the following financial results:

●	Revenues in the range of $1,630.0 million to $1,640.0 million;
●	Effective tax rate of approximately 12%;
●	Fully diluted share count of approximately 42.2 million;
●	Diluted earnings per share in the range of $1.30 to $1.37; and
●	Capital expenditures in the range of $45.0 million to $50.0 million.

We are revising our full-year 2018 revenue outlook downward by approximately $50.0 million relative to the outlook provided in May 2018. Roughly half, or $25.0 million, of the revision is related to a combination of weakness in the communications vertical representing approximately $10.0 million and $15.0 million related to the decision we made to discontinue a specific program – as opposed to shifting it to another geography or at-home, as has been the case with others – because of its long-term viability in the market it was operating. Another approximately $15.0 million of the revision is related to foreign exchange volatility, with the remainder related to a slight extension in the sales cycle as well as a ramp of new client and program wins, partially offset by the contribution from WhistleOut. The benefits of the capacity rationalization initiatives are expected to start flowing through in the fourth quarter of 2018, which should yield significant improvement in year-over-year operating margins relative to the fourth quarter of 2017. Additionally, based on the rapid pace of progress reported thus far, we expect to rationalize a few hundred additional seats, bringing the total gross number of seats rationalized close to the upper end of the 10% target outlined in our May 2018 outlook.

Our third quarter 2018 business outlook anticipates a pre-tax charge of approximately $8.1 million, or $0.15 on an after-tax basis, related to capacity rationalization. The pre-tax charge is expected to be mostly in cash. The full-year outlook reflects a pre-tax charge of approximately $22.3 million, or $0.40 on an after-tax basis, split roughly evenly between non-cash and cash.

Our revenues and earnings per share assumptions for the third quarter and full year 2018 are based on foreign exchange rates as of July 2018. Therefore, the continued volatility in foreign exchange rates between the U.S. Dollar and the functional currencies of the markets we serve could have a further impact, positive or negative, on revenues and earnings per share relative to the business outlook for the third quarter and full-year as discussed above.

We anticipate total other interest income (expense), net of approximately $(1.0) million for the third quarter and $(4.6) million for the full year 2018. The amounts in the other interest income (expense), net, however, exclude the potential impact of any future foreign exchange gains or losses.

We expect a further reduction in our full-year 2018 effective tax rate compared to what was provided in our May 2018 outlook due largely to discrete benefits in the second quarter of 2018.

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

During the six months ended June 30, 2018, cash increased $47.4 million from operating activities, $5.0 million from proceeds from issuance of long-term debt and $0.4 million from other investing and financing activities. This increase was offset by $190.0 million used to repay long-term debt, $26.2 million used for capital expenditures, a $7.6 million purchase of intangible assets and $3.7 million to repurchase common stock for tax withholding on equity awards, resulting in a $181.4 million decrease in available cash, cash equivalents and restricted cash (including the unfavorable effects of foreign currency exchange rates on cash, cash equivalents and restricted cash of $6.7 million).

Net cash flows provided by operating activities for the six months ended June 30, 2018 were $47.4 million, compared to $71.6 million for the comparable period in 2017. The $24.2 million decrease in net cash flows from operating activities was due to a $9.4 million decrease in net income, a net decrease of $10.2 million in cash flows from assets and liabilities and a $4.6 million decrease in non-cash reconciling items such as depreciation, amortization, impairment and deferred income tax provision (benefit). The $10.2 million decrease in 2018 from 2017 in cash flows from assets and liabilities was principally a result of a $17.4 million increase in accounts receivable, a $3.0 million increase in other assets and a $2.6 million decrease in deferred revenue, partially offset by a $7.6 million decrease in taxes receivable, net, and a $5.2 million increase in other liabilities. The $17.4 million increase in the change in accounts receivable in the six months ended June 30, 2018 over the comparable period in 2017 was primarily due to the timing of billings and collections. The $7.6 million decrease in the change in taxes receivable, net, in the six months ended

June 30, 2018 over the comparable period in 2017 was primarily due to the effective settlement of the Canadian Revenue Agency audit and an increase in tax liabilities.

Capital expenditures, which are generally funded by cash generated from operating activities, available cash balances and borrowings available under our credit facilities, were $26.2 million for the six months ended June 30, 2018, compared to $35.9 million for the comparable period in 2017, a decrease of $9.7 million. In 2018, we anticipate capital expenditures in the range of $45.0 million to $50.0 million, primarily for new seat additions, facility upgrades, maintenance and systems infrastructure.

On May 12, 2015, we entered into a $440 million revolving credit facility (the “Credit Agreement”) with a group of lenders and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent, Swing Line Lender and Issuing Lender (“KeyBank”). The Credit Agreement is subject to certain borrowing limitations and includes certain customary financial and restrictive covenants. At June 30, 2018, we were in compliance with all loan requirements of the Credit Agreement and had $90.0 million of outstanding borrowings under this facility.

Our Credit Agreement had an average daily utilization of $100.1 million and $267.0 million during the three months ended June 30, 2018 and 2017, respectively, and $110.7 million and $267.0 million during the six months ended June 30, 2018 and 2017, respectively. During the three months ended June 30, 2018 and 2017, the related interest expense, including the commitment fee and excluding the amortization of deferred loan fees, was $0.9 million and $1.6 million, respectively, which represented weighted average interest rates of 3.7% and 2.4%, respectively. During the six months ended June 30, 2018 and 2017, the related interest expense, including the commitment fee and excluding the amortization of deferred loan fees, was $1.9 million and $3.0 million, respectively, which represented weighted average interest rates of 3.5% and 2.3%, respectively.

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

The Credit Agreement is guaranteed by all our existing and future direct and indirect material U.S. subsidiaries and secured by a pledge of 100% of the non-voting and 65% of the voting capital stock of all of our direct foreign subsidiaries and those of the guarantors.

We received assessments for the Canadian 2003-2009 audit. Requests for Competent Authority Assistance were filed with both the Canadian Revenue Agency and the U.S. Internal Revenue Service and we paid mandatory security deposits to Canada as part of this process of approximately $13.8 million. As of June 30, 2017, we determined that all material aspects of the Canadian audit were effectively settled pursuant to ASC 740, Income Taxes. As a result, we recognized a net income tax benefit of $1.2 million and the deposits were netted against the anticipated liability at that time. During the three months ended June 30, 2018, we finalized procedures ancillary to the Canadian audit and recognized an additional $2.7 million income tax benefit due to the elimination of certain penalties, interest and assessed withholding taxes.

With the effective settlement of the Canadian audit, we have no significant tax jurisdictions under audit; however, we are currently under audit in several tax jurisdictions. We believe we are adequately reserved for the remaining audits and their resolution is not expected to have a material impact on our financial condition and results of operations.

The 2017 Tax Reform Act provides for a one-time transition tax based on our undistributed foreign earnings on which we previously had deferred U.S. income taxes. We recorded a $28.3 million provisional liability, which is net of $5.0 million of available tax credits, for our one-time transition tax. As of June 30, 2018, $2.1 million of the provisional liability was netted in “Income taxes receivable” and $3.8 million was included in “Income taxes payable” as of December 31, 2017 in the accompanying Condensed Consolidated Balance Sheets. As of June 30, 2018 and December 31, 2017, $22.4 million and $24.5 million, respectively, of the long-term provisional liability were included in “Long-term income tax liabilities” in the accompanying Condensed Consolidated Balance Sheets. This transition tax liability will be paid over the next eight years. As of December 31, 2017, no additional income taxes have been provided for any remaining outside basis difference inherent in our investments in our foreign subsidiaries as these amounts continue to be indefinitely reinvested in foreign operations.

On July 9, 2018, we entered into and closed a definitive Share Sale Agreement to acquire all the outstanding shares of WhistleOut Pty Ltd and WhistleOut Inc. (together, “WhistleOut”) for AUD 30.2 million ($22.4 million). The purchase price was paid upon closing using $22.0 million of additional borrowings under our Credit Agreement. WhistleOut is a consumer comparison platform focused on mobile, broadband and pay TV services, principally across Australia and the U.S. The acquisition broadens our digital marketing capabilities geographically and extends our home services product portfolio.

As of June 30, 2018, we had $162.4 million in cash and cash equivalents, of which approximately 87.9%, or $142.7 million, was held in international operations. As a result of the 2017 Tax Reform Act, most of these funds will not be subject to additional taxes if repatriated to the United States. There are circumstances where we may be unable to repatriate some of the cash and cash equivalents held by our international operations due to country restrictions.

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

Off-Balance Sheet Arrangements and Other

As of June 30, 2018, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Contractual Obligations

During the six months ended June 30, 2018, we repaid $185.0 million, net, of long-term debt outstanding under our Credit Agreement, primarily using funds repatriated from our foreign subsidiaries, resulting in a remaining outstanding debt balance of $90.0 million.

See Note 13, Commitments and Loss Contingency, to the accompanying “Notes to Condensed Consolidated Financial Statements” for operating leases and purchase obligations entered into in the normal course of business during the six months ended June 30, 2018.

See Note 19, Subsequent Event, to the accompanying “Notes to Condensed Consolidated Financial Statements” for information related to an acquisition we completed on July 9, 2018.

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

In order to hedge a portion of our anticipated revenues denominated in USD and EUR, we had outstanding forward contracts and options as of June 30, 2018 with counterparties through September 2019 with notional amounts totaling $206.3 million. As of June 30, 2018, we had net total derivative liabilities associated with these contracts with a fair value of $0.4 million. If the USD was to weaken against the PHP and CRC and the EUR was to weaken against the

HUF and RON by 10% from current period-end levels, we would incur a loss of approximately $18.6 million on the underlying exposures of the derivative instruments. However, this loss would be mitigated by corresponding gains on the underlying exposures.

We had outstanding forward exchange contracts as of June 30, 2018 with notional amounts totaling $6.2 million that are not designated as hedges. The purpose of these derivative instruments is to protect against FX volatility pertaining to intercompany receivables and payables, and other assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies. As of June 30, 2018, the fair value of these derivatives was a net liability of $0.2 million. The potential loss in fair value at June 30, 2018, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $1.3 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.

We had embedded derivative contracts with notional amounts totaling $12.7 million that are not designated as hedges. As of June 30, 2018, the fair value of these derivatives was a net liability of $0.6 million. The potential loss in fair value at June 30, 2018, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $1.9 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.

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

Interest Rate Risk

Our exposure to interest rate risk results from variable rate debt outstanding under our revolving credit facility. We pay interest on outstanding borrowings at interest rates that fluctuate based upon changes in various base rates. As of June 30, 2018, we had $90.0 million in borrowings outstanding under the revolving credit facility. Based on our level of variable rate debt outstanding during the three and six months ended June 30, 2018, a 1.0% increase in the weighted average interest rate, which generally equals the LIBOR rate plus an applicable margin, would have had an impact of $0.2 million and $0.5 million, respectively, on our results of operations.

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

Item 4. Controls and Procedures

As of June 30, 2018, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of June 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors

For risk factors, see Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary of stock repurchases for the three months ended June 30, 2018 (in thousands, except average price per share). See Note 12, Earnings Per Share, of “Notes to Condensed Consolidated Financial Statements” for information regarding our stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs (1)
April 1, 2018 - April 30, 2018	-	$-	-	4,748
May 1, 2018 - May 31, 2018	-	$-	-	4,748
June 1, 2018 - June 30, 2018	-	$-	-	4,748

Total	-		-	4,748

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

SYKES ENTERPRISES, INCORPORATED
(Registrant)

Date: August 7, 2018	By: /s/ John Chapman
John Chapman
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)