Form 10-Q
period 2018-09-30
SYKES ENTERPRISES INC
filed 2018-11-06
CIK 1010612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Smaller reporting company	☐
Accelerated filer	☐	Emerging growth company	☐
Non-accelerated filer	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐ No ☒

As of October 18, 2018, there were 42,781,399 outstanding shares of common stock.

Sykes Enterprises, Incorporated and Subsidiaries

Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$157,268	$343,734
Receivables, net	353,909	341,958
Prepaid expenses	23,047	22,132
Other current assets	17,792	19,743
Assets held for sale	1,173	-
Total current assets	553,189	727,567
Property and equipment, net	138,812	160,790
Goodwill, net	268,075	269,265
Intangibles, net	152,310	140,277
Deferred charges and other assets	33,946	29,193
	$1,146,332	$1,327,092
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$26,709	$32,133
Accrued employee compensation and benefits	104,979	102,899
Income taxes payable	355	2,606
Deferred revenue and customer liabilities	31,322	34,717
Other accrued expenses and current liabilities	38,175	30,888
Total current liabilities	201,540	203,243
Deferred grants	2,353	3,233
Long-term debt	82,000	275,000
Long-term income tax liabilities	23,771	27,098
Other long-term liabilities	24,832	22,039
Total liabilities	334,496	530,613

Commitments and loss contingency (Note 13)

Shareholders' equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.01 par value per share, 200,000 shares authorized; 42,781 and 42,899 shares issued, respectively	428	429
Additional paid-in capital	284,275	282,385
Retained earnings	581,740	546,843
Accumulated other comprehensive income (loss)	(52,275)	(31,104)
Treasury stock at cost: 125 and 117 shares, respectively	(2,332)	(2,074)
Total shareholders' equity	811,836	796,479
	$1,146,332	$1,327,092

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2018	2017	2018	2017
Revenues	$399,333	$407,309	$1,210,489	$1,166,761
Operating expenses:
Direct salaries and related costs	261,474	267,489	801,470	763,240
General and administrative	105,148	93,355	309,625	277,635
Depreciation, net	14,072	14,227	43,468	41,395
Amortization of intangibles	3,638	5,293	11,480	15,774
Impairment of long-lived assets	555	680	9,256	5,071
Total operating expenses	384,887	381,044	1,175,299	1,103,115
Income from operations	14,446	26,265	35,190	63,646

Other income (expense):
Interest income	183	169	529	468
Interest (expense)	(1,168)	(2,021)	(3,523)	(5,585)
Other income (expense), net	919	28	537	1,634
Total other income (expense), net	(66)	(1,824)	(2,457)	(3,483)

Income before income taxes	14,380	24,441	32,733	60,163
Income taxes	628	2,746	855	10,911
Net income	$13,752	$21,695	$31,878	$49,252

Net income per common share:
Basic	$0.33	$0.52	$0.76	$1.18
Diluted	$0.33	$0.52	$0.76	$1.17

Weighted average common shares outstanding:
Basic	42,136	41,879	42,070	41,800
Diluted	42,204	42,033	42,201	42,006

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Net income	$13,752	$21,695	$31,878	$49,252
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of taxes	(2,177)	11,502	(15,483)	31,884
Unrealized gain (loss) on net investment hedges, net of taxes	-	(1,916)	-	(5,220)
Unrealized gain (loss) on cash flow hedging instruments, net of taxes	(2,097)	1,326	(5,471)	1,462
Unrealized actuarial gain (loss) related to pension liability, net of taxes	16	(19)	(113)	(58)
Unrealized gain (loss) on postretirement obligation, net of taxes	(84)	(13)	(104)	(38)
Other comprehensive income (loss), net of taxes	(4,342)	10,880	(21,171)	28,030
Comprehensive income (loss)	$9,410	$32,575	$10,707	$77,282

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statement of Changes in Shareholders’ Equity

Nine Months Ended September 30, 2018

(Unaudited)

	Common Stock		Additional		Accumulated Other
(in thousands)	Shares Issued	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2017	42,899	$429	$282,385	$546,843	$(31,104)	$(2,074)	$796,479
Cumulative effect of accounting change	-	-	-	3,019	-	-	3,019
Stock-based compensation expense	-	-	5,317	-	-	-	5,317
Issuance of common stock under equity award plans, net of forfeitures	-	-	258	-	-	(258)	-
Shares repurchased for tax withholding on equity awards	(118)	(1)	(3,685)	-	-	-	(3,686)
Comprehensive income (loss)	-	-	-	31,878	(21,171)	-	10,707
Balance at September 30, 2018	42,781	$428	$284,275	$581,740	$(52,275)	$(2,332)	$811,836

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2018	2017
Cash flows from operating activities:
Net income	$31,878	$49,252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	43,852	41,778
Amortization of intangibles	11,480	15,774
Amortization of deferred grants	(533)	(550)
Impairment losses	9,256	5,071
Unrealized foreign currency transaction (gains) losses, net	(686)	(1,714)
Stock-based compensation expense	5,317	4,429
Deferred income tax provision (benefit)	229	7,395
Unrealized (gains) losses and premiums on financial instruments, net	661	126
Amortization of deferred loan fees	201	201
Imputed interest expense and fair value adjustments to contingent consideration	-	(529)
Other	375	173
Changes in assets and liabilities, net of acquisitions:
Receivables, net	(12,756)	(3,844)
Prepaid expenses	(1,164)	1,048
Other current assets	(1,101)	(4,523)
Deferred charges and other assets	(3,731)	(667)
Accounts payable	(1,490)	2,937
Income taxes receivable / payable	(6,429)	(7,285)
Accrued employee compensation and benefits	3,426	12,038
Other accrued expenses and current liabilities	10,447	(697)
Deferred revenue and customer liabilities	(1,612)	2,476
Other long-term liabilities	1,830	(4,515)
Net cash provided by operating activities	89,450	118,374
Cash flows from investing activities:
Capital expenditures	(36,853)	(48,430)
Cash paid for business acquisitions, net of cash acquired	(21,845)	(9,075)
Net investment hedge settlement	-	(5,122)
Purchase of intangible assets	(8,106)	(4,825)
Investment in equity method investees	(5,000)	(5,012)
Other	698	49
Net cash (used for) investing activities	(71,106)	(72,415)

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Continued)

	Nine Months Ended September 30,
(in thousands)	2018	2017
Cash flows from financing activities:
Payments of long-term debt	(220,000)	-
Proceeds from issuance of long-term debt	27,000	-
Shares repurchased for tax withholding on equity awards	(3,686)	(3,859)
Payments of contingent consideration related to acquisitions	-	(4,760)
Other	42	139
Net cash (used for) financing activities	(196,644)	(8,480)
Effects of exchange rates on cash, cash equivalents and restricted cash	(8,186)	24,133
Net increase (decrease) in cash, cash equivalents and restricted cash	(186,486)	61,612
Cash, cash equivalents and restricted cash – beginning	344,805	267,594
Cash, cash equivalents and restricted cash – ending	$158,319	$329,206

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$2,893	$4,852
Cash paid during period for income taxes	$15,423	$21,169
Non-cash transactions:
Property and equipment additions in accounts payable	$2,450	$5,165
Unrealized gain (loss) on postretirement obligation, net of taxes in accumulated other comprehensive income (loss)	$(104)	$(38)
Shares repurchased for tax withholding on equity awards included in current liabilities	$-	$123

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2018 and 2017

(Unaudited)

Note 1. Overview and Basis of Presentation

Business — Sykes Enterprises, Incorporated and consolidated subsidiaries (“SYKES” or the “Company”) is a leading provider of multichannel demand generation and global customer engagement services. SYKES provides differentiated full lifecycle customer engagement solutions and services to Global 2000 companies and their end customers primarily within the communications, financial services, technology, transportation and leisure, healthcare, retail and other industries. SYKES primarily provides customer engagement solutions and services with an emphasis on inbound multichannel demand generation, customer service and technical support to its clients’ customers. Utilizing SYKES’ integrated onshore/offshore global delivery model, SYKES provides its services through multiple communication channels including phone, e-mail, social media, text messaging, chat and digital self-service. SYKES also provides various enterprise support services in the United States that include services for its clients’ internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, SYKES also provides fulfillment services, which includes order processing, payment processing, inventory control, product delivery and product returns handling. The Company has operations in two reportable segments entitled (1) the Americas, in which the client base is primarily companies in the United States that are using the Company’s services to support their customer management needs, which includes the United States, Canada, Latin America, Australia and the Asia Pacific Rim; and (2) EMEA, which includes Europe, the Middle East and Africa.

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

Telecommunications Asset Acquisition

In April 2017, the Company entered into a definitive Asset Purchase Agreement (the “Purchase Agreement”) to acquire certain assets from a Global 2000 telecommunications services provider. The aggregate purchase price of $7.5 million was paid on May 31, 2017, using cash on hand, resulting in $6.0 million of property and equipment and $1.5 million of customer relationship intangibles (the “Telecommunications Asset acquisition”). The Purchase Agreement contained customary representations and warranties, indemnification obligations and covenants. The results of the Telecommunications Assets’ operations have been included in the Company’s consolidated financial statements in the Americas segment since its acquisition on May 31, 2017.

The Company accounted for the Telecommunications Asset acquisition in accordance with ASC 805, Business Combinations, whereby the purchase price paid was allocated to the tangible and identifiable intangible assets acquired based on their estimated fair values as of the closing date.  The Company completed its analysis of the purchase price allocation during the second quarter of 2017.

WhistleOut Acquisition

On July 9, 2018, the Company, as guarantor, and its wholly-owned subsidiaries, Sykes Australia Pty Ltd, an Australian company, and Clear Link Technologies, LLC, a Delaware limited liability company, entered into and closed a definitive Share Sale Agreement (the “WhistleOut Sale Agreement”) with WhistleOut Nominees Pty Ltd as trustee for the WhistleOut Holdings Unit Trust, CPC Investments USA Pty Ltd, JJZL Pty Ltd, Kenneth Wong as trustee for Wong Family Trust and C41 Pty Ltd as trustee for the Ottery Family Trust (together, the “WhistleOut Sellers”) to acquire all of the outstanding shares of WhistleOut Pty Ltd and WhistleOut Inc. (together, known as “WhistleOut”).

The aggregate purchase price of AUD 30.2 million ($22.4 million), was paid at the closing of the transaction on July 9, 2018, resulting in $16.5 million of intangible assets, primarily indefinite-lived domain names, $2.4 million of fixed assets and $2.2 million of goodwill.  The aggregate purchase price is subject to certain post-closing adjustments related to WhistleOut’s working capital. The purchase price was funded through $22.0 million of additional borrowings under the Company’s Credit Agreement. The WhistleOut Sale Agreement provides for a three-year, retention based earnout of AUD 14.0 million.

The WhistleOut Sale Agreement contains customary representations and warranties, indemnification obligations and covenants.

The Company accounted for the WhistleOut acquisition in accordance with ASC 805, whereby the purchase price paid was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the closing date. Certain amounts are provisional and are subject to change, including the finalization of the working capital adjustment, tax analysis of the assets acquired and liabilities assumed and goodwill.  The Company expects to complete its analysis of the purchase price allocation during the second quarter of 2019 and any resulting adjustments will be recorded in accordance with ASU 2015-16, Business Combination (Topic 805) Simplifying the Accounting for Measurement-Period Adjustments.

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2018. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (“SEC”) on March 1, 2018.

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

Subsequent Events — Subsequent events or transactions have been evaluated through the date and time of issuance of the condensed consolidated financial statements. On October 17, 2018, the Company entered into a verbal agreement to settle an outstanding legal action for $1.2 million.  See Note 13, Commitments and Loss Contingency, for further information.  On October 18, 2018, the Company entered into a definitive Share Purchase Agreement (the “Symphony Purchase Agreement”) to acquire all the outstanding shares of Symphony Ventures Ltd (“Symphony”) for GBP 52.6 million ($67.9 million). The transaction closed on November 1, 2018.  See Note 19, Subsequent Event, for further information. There were no other material subsequent events that required recognition or disclosure in the accompanying condensed consolidated financial statements.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets that sum to the amounts reported in the Condensed Consolidated Statements of Cash Flows (in thousands):

	September 30, 2018	December 31, 2017	September 30, 2017	December 31, 2016
Cash and cash equivalents	$157,268	$343,734	$328,166	$266,675
Restricted cash included in "Other current assets"	158	154	107	160
Restricted cash included in "Deferred charges and other assets"	893	917	933	759
	$158,319	$344,805	$329,206	$267,594

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

The Company evaluates an equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. Factors considered by the Company when reviewing an equity method investment for impairment include the length of time (duration) and the extent (severity) to which the fair value of the equity method investment has been less than cost, the investee’s financial condition and near-term prospects, and the intent and ability to hold the investment for a period of time sufficient to allow for anticipated recovery. An impairment that is other-than-temporary is recognized in the period identified.  As of September 30, 2018 and December 31, 2017, the Company did not identify any instances where the carrying values of its equity method investments were not recoverable.

In July 2017, the Company made a strategic investment of $10.0 million in XSell Technologies, Inc. (“XSell”) for 32.8% of XSell’s preferred stock. The Company is incorporating XSell’s machine learning and artificial intelligence algorithms into its business. The Company believes this will increase the sales performance of its agents to drive revenue for its clients, improve the experience of the Company’s clients’ end customers and enhance brand loyalty, reduce the cost of customer care and leverage analytics and machine learning to source the best agents and improve their performance.

The Company’s net investment in XSell of $9.4 million and $9.8 million was included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2018 and December 31, 2017, respectively.  The Company paid $5.0 million in July 2017 and the remaining $5.0 million in August 2018. The Company’s proportionate share of XSell’s income (loss) of $(0.2) million and less than $(0.1) million for the three months ended September 30, 2018 and 2017, respectively, and $(0.4) million and less than $(0.1) million for the nine months ended September 30, 2018 and 2017, respectively, was included in “Other income (expense), net” in the accompanying Condensed Consolidated Statements of Operations.

Customer-Acquisition Advertising Costs — The Company’s advertising costs are expensed as incurred. Total advertising costs included in the accompanying Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Customer-acquisition advertising costs included in "Direct salaries and related costs"	$13,907	$9,188	$35,835	$27,599
Customer-acquisition advertising costs included in "General and administrative"	24	18	35	79

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

The Company’s implementation team has compiled a detailed inventory of leases and a preliminary analysis of the impact to the financial statements. The Company continues to evaluate the critical factors of ASC 842. Based on an assessment of the Company’s business and system requirements, the implementation team is implementing a lease accounting software solution to assist the Company in complying with ASC. The Company expects the adoption of ASC 842 on January 1, 2019 to result in a material increase in the assets and liabilities on the consolidated balance sheets as a result of recognizing right-of-use assets and lease liabilities for existing operating leases based on the amount of the Company’s current lease commitments. The Company believes that the majority of its leases will maintain their current lease classification under ASC 842.  The Company does not expect these amendments to have a material effect on its expense recognition timing or cash flows and, as a result, the Company expects the adoption of ASC 842 will result in an insignificant impact on the Company’s consolidated statements of income and on the consolidated statements of cash flows. The Company is continuing to evaluate the magnitude of the impact on financial statement presentation and related disclosures, as well as the optional practical expedients. The Company is also continuing to evaluate the full impact of ASC 842, as well as its impacts on its business processes, systems, and internal controls.

Fair Value Measurements

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). These amendments remove, modify or add certain disclosure requirements for fair value measurements.  These amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Certain of the amendments will be applied prospectively in the initial year of adoption while the remainder are required to be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. The Company is evaluating the timing of its adoption of ASU 2018-13 but does not expect a material impact on its disclosures.

Retirement Benefits

In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans - General (Subtopic 715-20) – Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”). These amendments remove, modify or add certain disclosure requirements for defined benefit plans.  These amendments are effective for fiscal years ending after December 15, 2020, with early adoption permitted.  The Company is evaluating the timing of its adoption of ASU 2018-14 but does not expect a material impact on its disclosures.

Cloud Computing

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) – Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). These amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. These amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early application permitted in any interim period after issuance of this update.  The amendments should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption.  The Company is evaluating the timing of its adoption of

ASU 2018-15 but does not expect a material impact on its financial condition, results of operations, cash flows and disclosures.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) – Restricted Cash (A Consensus of the FASB Emerging Issues Task Force (“ASU 2016-18”). These amendments clarify how entities should present restricted cash and restricted cash equivalents in the statement of cash flows, requiring entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents.  These amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. These amendments have been applied using a retrospective transition method to each period presented. The inclusion of restricted cash increased the beginning balance of cash in the Condensed Consolidated Statements of Cash Flows by $1.1 million for the nine months ended September 30, 2018 and increased the beginning and ending balances of cash by $0.9 million and $1.0 million, respectively, for the nine months ended September 30, 2017.  Other than the change in presentation within the accompanying Condensed Consolidated Statements of Cash Flows, the retrospective adoption of ASU 2016-18 on January 1, 2018 did not have a material impact on the Company’s consolidated financial statements.

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

In January 2018, the FASB released guidance on the accounting for tax on the global intangible low-taxed income ("GILTI") provisions of the 2017 Tax Reform Act. The GILTI provisions impose a tax on foreign income in excess of a deemed return on tangible assets of foreign corporations. The guidance indicates that either accounting for deferred taxes related to GILTI inclusions or to treat any taxes on GILTI inclusions as period costs are both acceptable methods subject to an accounting policy election. The Company evaluated the accounting treatment options related to the GILTI provisions and elected to treat any potential GILTI inclusions as a current period cost.  The election did not have a material impact on the Company’s consolidated financial statements.

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

The Company adopted the income statement presentation aspects of ASU 2017-07 on a retrospective basis effective January 1, 2018. The following is a reconciliation of the effect of the reclassification of the interest cost and amortization of actuarial gain (loss) from operating expenses to other income (expense) in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2017 (in thousands):

	As Previously Reported	Adjustments Due to the Adoption of ASU 2017-07	As Revised
Three Months Ended September 30, 2017:
Direct salaries and related costs	$267,516	$(27)	$267,489
General and administrative	93,364	(9)	93,355
Income from operations	26,229	36	26,265
Other income (expense), net	64	(36)	28

Nine Months Ended September 30, 2017:
Direct salaries and related costs	$763,324	$(84)	$763,240
General and administrative	277,664	(29)	277,635
Income from operations	63,533	113	63,646
Other income (expense), net	1,747	(113)	1,634

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

The Company recorded an increase to opening retained earnings of $3.0 million as of January 1, 2018 due to the cumulative impact of adopting ASC 606.  The impact, all in the Americas segment, primarily related to the change in timing of revenue recognition associated with certain customer contracts that provide fees upon renewal, as well as changes in estimating variable consideration with respect to penalties and holdback provisions for failure to meet specified minimum service levels and other performance-based contingencies.  Revenues recognized under ASC 606 are expected to be slightly higher during 2018 than revenues would have been under ASC 605. This is primarily attributable to the change in the timing of revenue recognition, as discussed above. The impact on revenues recognized for the three and nine months ended September 30, 2018 is reported below.

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

The financial statement line items impacted by the adoption of ASC 606 in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2018 were as follows (in thousands):

	As Reported	Balances Without the Impact of the ASC 606 Adoption	Effect of Adoption Increase (Decrease)
Receivables, net	$353,909	$351,299	$2,610
Deferred charges and other assets	33,946	28,025	5,921
Income taxes payable	355	(1,727)	2,082
Deferred revenue and customer liabilities	31,322	33,984	(2,662)
Other long-term liabilities	24,832	24,415	417
Retained earnings	581,740	573,046	8,694

The financial statement line items impacted by the adoption of ASC 606 in the Company’s Condensed Consolidated Statement of Operations for the three months ended September 30, 2018 were as follows, along with the impact per share (in thousands, except per share data):

	As Reported	Balances Without the Impact of the ASC 606 Adoption	Effect of Adoption Increase (Decrease)
Revenues	$399,333	$397,343	$1,990
Income from operations	14,446	12,456	1,990
Income before income taxes	14,380	12,390	1,990
Income taxes	628	181	447
Net income	13,752	12,209	1,543
Net income per common share:
Basic	$0.33	$0.29	$0.04
Diluted	$0.33	$0.29	$0.04

The financial statement line items impacted by the adoption of ASC 606 in the Company’s Condensed Consolidated Statement of Operations for the nine months ended September 30, 2018 were as follows, along with the impact per share (in thousands, except per share data):

	As Reported	Balances Without the Impact of the ASC 606 Adoption	Effect of Adoption Increase (Decrease)
Revenues	$1,210,489	$1,203,102	$7,387
Income from operations	35,190	27,803	7,387
Income before income taxes	32,733	25,346	7,387
Income taxes	855	(857)	1,712
Net income	31,878	26,203	5,675
Net income per common share:
Basic	$0.76	$0.62	$0.14
Diluted	$0.76	$0.62	$0.14

The Company’s net cash provided by operating activities for the nine months ended September 30, 2018 did not change due to the adoption of ASC 606.

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

The stated term of the Company’s contracts with customers range from 30 days to six years.  The majority of these contracts include termination for convenience or without cause provisions allowing either party to cancel the contract without substantial cost or penalty within a defined notification period (“termination rights”), varying periods typically up to 180 days.  Because of the termination rights, only the noncancelable portion qualifies as a legally enforceable contract under Step 1, Identify the Contract with a Customer, of ASC 606 (“Step 1”) and is accounted for as such, even if the customer is unlikely to exercise its termination right.  Furthermore, the amounts excluded from assessment under Step 1 are, in effect, optional customer purchases of additional services.

If the termination right is only provided to the customer, the unsatisfied performance obligations will be evaluated as a customer option.  The Company typically does not include options in customer contracts that would result in a material right.  If options to purchase additional services or options to renew are included in customer contracts, the Company evaluates the option in order to determine if the arrangement includes promises that may represent a material right and needs to be accounted for as a performance obligation in the contract with the customer.

The Company’s primary billing terms are that payment is due within 30 or 60 days of the invoice date.  Invoices are generally issued on a monthly basis as control transfers and/or as services are rendered.  Revenue recognition is limited to the established transaction price, the amount to which the Company expects to be entitled to under the contract, including the amount of expected fees for those contracts with renewal provisions, and the amount that is not contingent upon delivery of any future product or service or meeting other specified performance obligations.  The transaction price, once determined, is allocated to the single performance obligation on a contract by contract basis.

The Company’s customer contracts include penalties and holdbacks provisions for failure to meet specified minimum service levels and other performance-based contingencies, as well as the right of certain of the Company’s clients to chargeback accounts that do not meet certain requirements for specified periods after a sale has occurred.  Certain customers also receive cash discounts for early payment. These provisions are accounted for as variable consideration and are estimated using the expected value method based on historical service and pricing trends, the individual contract provisions, and the Company’s best judgment at the time.  None of these variable consideration components are subject to constraint due to the short time period to resolution, the Company’s extensive history with similar transactions, and the limited number of possible outcomes and third-party influence. The portion of the consideration received under the contract that the Company expects to ultimately refund to the customer is excluded from the transaction price and is recorded as a refund liability.

Other Revenues

In the Americas, the Company provides a range of enterprise support services including technical staffing services and outsourced corporate help desk services, primarily in the U.S.  Revenues for enterprise support services are recognized over time using output methods such as number of positions filled.

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

In total, other revenues are immaterial, representing 0.5% and 0.5% of the Company’s consolidated total revenues for the three months ended September 30, 2018 and 2017, respectively, and 0.5% and 0.5% of the Company’s consolidated total revenues for the nine months ended September 30, 2018 and 2017, respectively.

Disaggregated Revenues

The Company disaggregates its revenues from contracts with customers by service type and geographic location (see Note 16, Segments and Geographic Information), for each of its reportable segments, as the Company believes it best depicts how the nature, amount, timing and uncertainty of its revenues and cash flows are affected by economic factors.

The following table represents revenues from contracts with customers disaggregated by service type and by the reportable segment for each category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Americas:
Customer engagement solutions and services	$328,535	$341,077	$995,723	$976,342
Other revenues	227	257	801	794
Total Americas	328,762	341,334	996,524	977,136
EMEA:
Customer engagement solutions and services	68,859	64,230	208,302	184,135
Other revenues	1,684	1,727	5,588	5,429
Total EMEA	70,543	65,957	213,890	189,564
Other:
Other revenues	28	18	75	61
Total Other	28	18	75	61
	$399,333	$407,309	$1,210,489	$1,166,761

Trade Accounts Receivable

The Company’s trade accounts receivable, net, consists of the following (in thousands):

	September 30, 2018	January 1, 2018
Trade accounts receivable, net, current (1)	$340,391	$332,014
Trade accounts receivable, net, noncurrent (2)	6,066	2,078
	$346,457	$334,092

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

Deferred Revenue and Customer Liabilities

Deferred revenue and customer liabilities consists of the following (in thousands):

	September 30, 2018	January 1, 2018
Deferred revenue	$4,507	$4,598
Customer arrangements with termination rights	17,789	21,755
Estimated refund liabilities (1)	9,026	7,316
	$31,322	$33,669

(1) The January 1, 2018 balance includes the $1.0 million adjustment recorded upon adoption of ASC 606.

Deferred Revenue

The Company receives up-front fees in connection with certain contracts. In accordance with ASC 606, the up-front fees are recorded as a contract liability only to the extent a legally enforceable contract exists, typically varying periods up to 180 days. Accordingly, the up-front fees allocated to the notification period are recorded as deferred revenue, while the fees that extend beyond the notification period are classified as a customer arrangement with termination rights. These up-front fees do not represent a significant financing component since they were structured primarily to reduce the administrative burden in managing the operations of certain contracts, to provide the customer with un-interrupted service, and to assist in managing the overall risk and profitability of providing the services.

Revenues of $0.1 million and $4.3 million were recognized during the three and nine months ended September 30, 2018, respectively, from amounts included in deferred revenue at January 1, 2018.  The Company expects to recognize the majority of its deferred revenue as of September 30, 2018 over the next 180 days.

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

The Company’s actions will result in a reduction in seats as well as anticipated general and administrative cost savings, and lower depreciation expense resulting from the 2018 site closures.

The cumulative costs expected and incurred to date related to cash and non-cash expenditures as a result of the Americas 2018 Exit Plan are outlined below as of September 30, 2018 (in thousands):

	Costs Expected To Be Incurred	Cumulative Costs Incurred To Date	Expected Remaining Costs
Lease obligations and facility exit costs (1)	$7,344	$6,860	$484
Severance and related costs (2)	3,434	3,417	17
Severance and related costs (1)	665	550	115
Non-cash impairment charges	5,730	5,730	-
	$17,173	$16,557	$616

(1) Related to “General and administrative” costs.

(2) Related to “Direct salaries and related costs.”

The total costs expected to be incurred under the Americas 2018 Exit Plan increased $1.1 million during the three months ended September 30, 2018 as the Company progressed with its plan and actual costs became known. The expected remaining lease obligations, facility exit costs and severance charges are anticipated to be incurred during the fourth quarter of 2018. The Company has paid $5.2 million in cash through September 30, 2018.

The following table summarizes the accrued liability and related charges for the three months ended September 30, 2018 (none in 2017) (in thousands):

	Lease Obligations and Facility Exit Costs	Severance and Related Costs	Total
Balance at the beginning of the period	$2,815	$490	$3,305
Charges included in "Direct salaries and related costs"	-	3,015	3,015
Charges included in "General and administrative"	3,832	331	4,163
Cash payments	(1,440)	(3,209)	(4,649)
Balance sheet reclassifications (1)	119	-	119
Balance at the end of the period	$5,326	$627	$5,953

(1) Consists of the reclassification of deferred rent balances to the restructuring liability for locations subject to closure.

The following table summarizes the accrued liability and related charges for the nine months ended September 30, 2018 (none in 2017) (in thousands):

	Lease Obligations and Facility Exit Costs	Severance and Related Costs	Total
Balance at the beginning of the period	$-	$-	$-
Charges included in "Direct salaries and related costs"	-	3,417	3,417
Charges included in "General and administrative"	6,860	550	7,410
Cash payments	(1,869)	(3,340)	(5,209)
Balance sheet reclassifications (1)	335	-	335
Balance at the end of the period	$5,326	$627	$5,953

(1) Consists of the reclassification of deferred rent balances to the restructuring liability for locations subject to closure.

Restructuring Liability Classification

The following table summarizes the Company’s short-term and long-term accrued liabilities associated with the Americas 2018 Exit Plan as of September 30, 2018 (none in 2017) (in thousands):

Americas 2018 Exit Plan
Short-term accrued restructuring liability (1)	$4,491
Short-term accrued restructuring liability (2)	627
Long-term accrued restructuring liability (3)	835
Ending accrual at September 30, 2018	$5,953

(1) Included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheet.

(2) Included in “Accrued employee compensation and benefits” in the accompanying Condensed Consolidated Balance Sheet.

(3) Included in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheet.

The long-term accrued restructuring liability relates to future rent obligations to be paid through the remainder of the lease terms, the last of which ends in June 2021.

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

The Company's assets and liabilities measured at fair value on a recurring basis subject to the requirements of ASC 820 consist of the following as of September 30, 2018 (in thousands):

		Fair Value Measurements Using:
	Balance at	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 30, 2018	Level 1	Level 2	Level 3
Assets:
Foreign currency forward and option contracts (1)	$307	$-	$307	$-
Embedded derivatives (1)	2	-	-	2
Equity investments held in rabbi trust for the Deferred Compensation Plan (2)	9,116	9,116	-	-
Debt investments held in rabbi trust for the Deferred Compensation Plan (2)	3,453	3,453	-	-
	$12,878	$12,569	$307	$2
Liabilities:
Foreign currency forward and option contracts (1)	$3,185	$-	$3,185	$-
Embedded derivatives (1)	404	-	-	404
	$3,589	$-	$3,185	$404

The Company's assets and liabilities measured at fair value on a recurring basis subject to the requirements of ASC 820 consist of the following as of December 31, 2017 (in thousands):

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

(1) See Note 6, Financial Derivatives, for the classification in the accompanying Condensed Consolidated Balance Sheets.

(2) Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheets.  See Note 7, Investments Held in Rabbi Trust.

Reconciliations of Fair Value Measurements Categorized within Level 3 of the Fair Value Hierarchy

Embedded Derivatives in Lease Agreements

A rollforward of the net asset (liability) activity in the Company’s fair value of the embedded derivatives is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Balance at the beginning of the period	$(598)	$(171)	$(527)	$(555)
Gains (losses) recognized in "Other income (expense), net"	159	(193)	(6)	122
Settlements	38	66	118	134
Effect of foreign currency	(1)	(2)	13	(1)
Balance at the end of the period	$(402)	$(300)	$(402)	$(300)
Change in unrealized gains (losses) included in "Other income (expense), net" related to embedded derivatives held at the end of the period	$153	$(193)	$(19)	$122

Contingent Consideration

A rollforward of the activity in the Company’s fair value of the contingent consideration (liability) is as follows (none in 2018) (in thousands):

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Balance at the beginning of the period	$(1,127)	$(6,100)
Imputed interest	(8)	(76)
Fair value gain (loss) adjustments (1)	(96)	605
Settlements	232	4,760
Effect of foreign currency	(1)	(189)
Balance at the end of the period	$(1,000)	$(1,000)
Change in unrealized gains (losses) included in "General and administrative" related to contingent consideration outstanding at the end of the period	$-	$-

(1) Included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations.

The Company recorded a fair value loss of $0.1 million and net fair value gain of $0.6 million in “General and administrative” during the three and nine months ended September 30, 2017, respectively, related to the Clearlink contingent consideration. All outstanding Clearlink contingent consideration liabilities remaining as of September 30, 2017 were paid prior to December 31, 2017.

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

Non-Recurring Fair Value

Certain assets, under certain conditions, are measured at fair value on a nonrecurring basis utilizing Level 3 inputs, including goodwill, other intangible assets, other long-lived assets and equity method investments. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if these assets were determined to be impaired.  The adjusted carrying values for assets measured at fair value on a nonrecurring basis (no liabilities) subject to the requirements of ASC 820 were not material at September 30, 2018 and December 31, 2017.

The following table summarizes the total impairment losses related to nonrecurring fair value measurements of certain assets (no liabilities) subject to the requirements of ASC 820 (in thousands):

	Total Impairment (Loss)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Americas:
Property and equipment, net	$(555)	$(680)	$(9,256)	$(5,071)

In connection with the closure of certain under-utilized customer contact management centers and the consolidation of leased space in the U.S. and Canada, the Company recorded impairment charges of $0.6 million and $0.7 million during the three months ended September 30, 2018 and 2017, respectively, and $9.3 million and $4.9 million during the nine months ended September 2018 and 2017, respectively, related to leasehold improvements, equipment, furniture and fixtures which were not recoverable. See Note 3, Costs Associated with Exit or Disposal Activities, for further information.

The Company recorded an impairment charge of $0.2 million related to the write-down of a vacant and unused parcel of land in the U.S. to its estimated fair value during the nine months ended September 30, 2017.

Note 5. Goodwill and Intangible Assets

Intangible Assets

The following table presents the Company’s purchased intangible assets as of September 30, 2018 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Intangible assets subject to amortization:
Customer relationships	$170,449	$(104,144)	$66,305	10
Trade names and trademarks	14,135	(10,070)	4,065	7
Non-compete agreements	2,037	(1,520)	517	3
Content library	524	(524)	-	2
Proprietary software	1,040	(690)	350	4
Intangible assets not subject to amortization:
Domain names	81,073	-	81,073	N/A
	$269,258	$(116,948)	$152,310	4

The following table presents the Company’s purchased intangible assets as of December 31, 2017 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Intangible assets subject to amortization:
Customer relationships	$170,853	$(95,175)	$75,678	10
Trade names and trademarks	14,138	(8,797)	5,341	7
Non-compete agreements	1,820	(1,052)	768	3
Content library	542	(542)	-	2
Proprietary software	1,040	(585)	455	4
Intangible assets not subject to amortization:
Domain names	58,035	-	58,035	N/A
	$246,428	$(106,151)	$140,277	6

The Company’s estimated future amortization expense for the succeeding years relating to the purchased intangible assets resulting from acquisitions completed prior to September 30, 2018 is as follows (in thousands):

Years Ending December 31,	Amount
2018 (remaining three months)	3,662
2019	14,153
2020	11,475
2021	6,921
2022	5,811
2023	4,955
2024 and thereafter	24,260

Goodwill

Changes in goodwill for the nine months ended September 30, 2018 consisted of the following (in thousands):

	January 1, 2018	Acquisition	Effect of Foreign Currency	September 30, 2018
Americas	$258,496	$2,162	$(2,874)	$257,784
EMEA	10,769	-	(478)	10,291
	$269,265	$2,162	$(3,352)	$268,075

Changes in goodwill for the year ended December 31, 2017 consisted of the following (in thousands):

	January 1, 2017	Acquisition	Effect of Foreign Currency	December 31, 2017
Americas	$255,842	$390	$2,264	$258,496
EMEA	9,562	-	1,207	10,769
	$265,404	$390	$3,471	$269,265

The Company performs its annual goodwill impairment test during the third quarter, or more frequently if indicators of impairment exist.

For the annual goodwill impairment test, the Company elected to forgo the option to first assess qualitative factors and performed its annual quantitative goodwill impairment test as of July 31, 2018.  Under ASC 350, the carrying value of assets is calculated at the reporting unit level. The quantitative assessment of goodwill includes comparing a reporting unit’s calculated fair value to its carrying value. The calculation of fair value requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth, the useful life over which cash flows will occur and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. If the fair value of the reporting unit is less than its carrying value, goodwill is considered impaired and an impairment loss is recognized for the amount by which the carrying value exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit.

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

As of July 31, 2018, the Company concluded that goodwill was not impaired for all six of its reporting units with goodwill, based on generally accepted valuation techniques and the significant assumptions outlined above.  While the fair values of four of the six reporting units were substantially in excess of their carrying value, the Qelp and Clearlink reporting units’ fair values exceeded the respective carrying values, although not substantially.

The Qelp and Clearlink reporting units are at risk of future impairment if projected operating results are not met or other inputs into the fair value measurement change.  However, as of September 30, 2018, the Company believes there were no indicators of impairment related to Qelp’s $10.3 million of goodwill and Clearlink’s $71.2 million of goodwill.

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

The deferred gains (losses) and related taxes on the Company’s cash flow hedges recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) in the accompanying Condensed Consolidated Balance Sheets are as follows (in thousands):

	September 30, 2018	December 31, 2017
Deferred gains (losses) in AOCI	$(3,086)	$2,550
Tax on deferred gains (losses) in AOCI	86	(79)
Deferred gains (losses) in AOCI, net of taxes	$(3,000)	$2,471
Deferred gains (losses) expected to be reclassified to "Revenues" from AOCI during the next twelve months	$(2,906)

Deferred gains (losses) and other future reclassifications from AOCI will fluctuate with movements in the underlying market price of the forward contracts and options as well as the related settlement of forecasted transactions.

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

The Company had the following outstanding foreign currency forward contracts and options, and embedded derivatives (in thousands):

	September 30, 2018		December 31, 2017
Contract Type	Notional Amount in USD	Settle Through Date	Notional Amount in USD	Settle Through Date
Cash flow hedges:
Options:
US Dollars/Philippine Pesos	$50,500	December 2019	$78,000	December 2018
Forwards:
US Dollars/Philippine Pesos	48,900	September 2019	3,000	June 2018
US Dollars/Costa Rican Colones	81,500	December 2019	70,000	March 2019
Euros/Hungarian Forints	859	December 2018	3,554	December 2018
Euros/Romanian Leis	3,471	December 2018	13,977	December 2018
Non-designated hedges:
Forwards	5,894	December 2018	9,253	March 2018
Embedded derivatives	12,050	April 2030	13,519	April 2030

Master netting agreements exist with each respective counterparty to reduce credit risk by permitting net settlement of derivative positions.  In the event of default by the Company or one of its counterparties, these agreements include a set-off clause that provides the non-defaulting party the right to net settle all derivative transactions, regardless of the currency and settlement date.  The maximum amount of loss due to credit risk that, based on gross fair value, the Company would incur if parties to the derivative transactions that make up the concentration failed to perform according to the terms of the contracts was $0.3 million and $3.8 million as of September 30, 2018 and December 31, 2017, respectively.  After consideration of these netting arrangements and offsetting positions by counterparty, the total net settlement amount as it relates to these positions are asset positions of $0 and $3.6 million as of September 30, 2018 and December 31, 2017, respectively, and liability positions of $2.9 million and $0 as of September 30, 2018 and December 31, 2017, respectively.

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

The following tables present the fair value of the Company’s derivative instruments included in the accompanying Condensed Consolidated Balance Sheets (in thousands):

	Derivative Assets
	September 30, 2018	December 31, 2017
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts (1)	$306	$3,604
Foreign currency forward and option contracts (2)	1	-
	307	3,604

Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts (1)	-	244
Embedded derivatives (1)	2	9
Embedded derivatives (2)	-	43
Total derivative assets	$309	$3,900

	Derivative Liabilities
	September 30, 2018	December 31, 2017
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts (3)	$2,716	$175
Foreign currency forward and option contracts (4)	181	81
	2,897	256

Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts (3)	288	-
Embedded derivatives (3)	46	189
Embedded derivatives (4)	358	390
Total derivative liabilities	$3,589	$835

(1) Included in "Other current assets" in the accompanying Condensed Consolidated Balance Sheets.

(2) Included in "Deferred charges and other assets" in the accompanying Condensed Consolidated Balance Sheets.

(3) Included in "Other accrued expenses and current liabilities" in the accompanying Condensed Consolidated Balance Sheets.

(4) Included in "Other long-term liabilities" in the accompanying Condensed Consolidated Balance Sheets.

The following table presents the effect of the Company’s derivative instruments included in the accompanying Condensed Consolidated Financial Statements for the three months ended September 30, 2018 and 2017 (in thousands):

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Gain (Loss) Reclassified From AOCI Into "Revenues" (Effective Portion)		Gain (Loss) Recognized in "Revenues" on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	September 30,		September 30,		September 30,
	2018	2017	2018	2017	2018	2017
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts	$(1,839)	$585	$206	$(766)	$(23)	$-
Derivatives designated as net investment hedging instruments under ASC 815:
Foreign currency forward contracts	-	(2,979)	-	-	-	-
	$(1,839)	$(2,394)	$206	$(766)	$(23)	$-

The following table presents the gains (losses) recognized in “Other income (expense), net” of the Company’s derivative instruments included in the accompanying Condensed Consolidated Financial Statements for the three months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,
	2018	2017
Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts	$(539)	$(252)
Embedded derivatives	159	(193)
	$(380)	$(445)

The following table presents the effect of the Company’s derivative instruments included in the accompanying Condensed Consolidated Financial Statements for the nine months ended September 30, 2018 and 2017 (in thousands):

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)		Gain (Loss) Reclassified From AOCI Into "Revenues" (Effective Portion)		Gain (Loss) Recognized in "Revenues" on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	September 30,		September 30,		September 30,
	2018	2017	2018	2017	2018	2017
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts	$(4,840)	$(881)	$634	$(2,346)	$(15)	$-
Derivatives designated as net investment hedging instruments under ASC 815:
Foreign currency forward contracts	-	(8,352)	-	-	-	-
	$(4,840)	$(9,233)	$634	$(2,346)	$(15)	$-

The following table presents the gains (losses) recognized in “Other income (expense), net” of the Company’s derivative instruments included in the accompanying Condensed Consolidated Financial Statements for the nine months ended September 30, 2018 and 2017 (in thousands):

	Nine Months Ended September 30,
	2018	2017
Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts	$(1,801)	$(170)
Embedded derivatives	(6)	122
	$(1,807)	$(48)

Note 7.  Investments Held in Rabbi Trust

The Company’s investments held in rabbi trust, classified as trading securities and included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheets, at fair value, consist of the following (in thousands):

	September 30, 2018		December 31, 2017
	Cost	Fair Value	Cost	Fair Value
Mutual funds	$8,588	$12,569	$8,096	$11,627

The mutual funds held in rabbi trust were 73% equity-based and 27% debt-based as of September 30, 2018. Net investment income (losses), included in “Other income (expense), net” in the accompanying Condensed Consolidated Statements of Operations consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net realized gains (losses) from sale of trading securities	$10	$13	$42	$162
Dividend and interest income	31	28	99	67
Net unrealized holding gains (losses)	366	401	383	943
Net investment income (losses)	$407	$442	$524	$1,172

Note 8. Deferred Grants

Deferred grants, net of accumulated amortization, consist of the following (in thousands):

	September 30, 2018	December 31, 2017
Property grants	$2,460	$2,843
Lease grants	397	507
Employment grants	39	61
Total deferred grants	2,896	3,411
Less: Property grants - short-term (1),(2)	(393)	-
Less: Lease grants - short-term (1)	(111)	(117)
Less: Employment grants - short-term (1)	(39)	(61)
Total long-term deferred grants	$2,353	$3,233

(1) Included in "Other accrued expenses and current liabilities" in the accompanying Condensed Consolidated Balance Sheets.

(2) Represents deferred grants related to property included in “Assets held-for-sale” that met the held-for-sale criteria as of September 30, 2018.

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

The Credit Agreement matures on May 12, 2020, and had outstanding borrowings of $82.0 million and $275.0 million at September 30, 2018 and December 31, 2017, respectively, included in “Long-term debt” in the accompanying Condensed Consolidated Balance Sheets.

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

The following table presents information related to our credit agreements (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Average daily utilization	$101,087	$267,000	$107,454	$267,000
Interest expense (1), (2)	$923	$1,772	$2,839	$4,815
Weighted average interest rate (2)	3.6%	2.6%	3.6%	2.4%

(1) Excludes the amortization of deferred loan fees.

(2) Includes the commitment fee.

In January 2018, the Company repaid $175.0 million of long-term debt outstanding under its Credit Agreement, primarily using funds repatriated from its foreign subsidiaries.

Note 10. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) consist of the following (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Net Investment Hedge	Unrealized Gain (Loss) on Cash Flow Hedging Instruments	Unrealized Actuarial Gain (Loss) Related to Pension Liability	Unrealized Gain (Loss) on Postretirement Obligation	Total
Balance at January 1, 2017	$(72,393)	$6,266	$(2,225)	$1,125	$200	$(67,027)
Pre-tax amount	36,101	(8,352)	2,276	527	(30)	30,522
Tax (provision) benefit	-	3,132	(54)	(18)	-	3,060
Reclassification of (gain) loss to net income	-	-	2,444	(53)	(50)	2,341
Foreign currency translation	(23)	-	30	(7)	-	-
Balance at December 31, 2017	(36,315)	1,046	2,471	1,574	120	(31,104)
Pre-tax amount	(15,757)	-	(4,855)	-	-	(20,612)
Tax (provision) benefit	-	-	201	57	-	258
Reclassification of (gain) loss to net income	-	-	(662)	(51)	(104)	(817)
Foreign currency translation	274	-	(155)	(119)	-	-
Balance at September 30, 2018	$(51,798)	$1,046	$(3,000)	$1,461	$16	$(52,275)

The following table summarizes the amounts reclassified to net income from accumulated other comprehensive income (loss) and the associated line item in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Statements of Operations
	2018	2017	2018	2017	Location
Gain (loss) on cash flow hedging instruments: (1)
Pre-tax amount	$183	$(766)	$619	$(2,346)	Revenues
Tax (provision) benefit	19	25	43	83	Income taxes
Reclassification to net income	202	(741)	662	(2,263)
Actuarial gain (loss) related to pension liability: (2)
Pre-tax amount	13	10	42	31	Other income (expense), net
Tax (provision) benefit	3	-	9	-	Income taxes
Reclassification to net income	16	10	51	31
Gain (loss) on postretirement obligation: (2),(3)
Reclassification to net income	84	12	104	37	Other income (expense), net
Total reclassification of gain (loss) to net income	$302	$(719)	$817	$(2,195)

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

Note 11. Income Taxes

The Company’s effective tax rates were 4.4% and 11.2% for the three months ended September 30, 2018 and 2017, respectively. The decrease in the effective tax rate in 2018 compared to 2017 was primarily due to a $0.9 million increase in benefit associated with the resolution of uncertain tax positions and ancillary issues as well as a $0.5 million benefit related to the decrease in the provisional estimate recorded at December 31, 2017 as a result of the 2017 Tax Reform Act.  The effective rate impact of these benefits was partially offset by the 2017 recognition of a $0.8 million benefit related to the increase in anticipated tax credits and reductions in estimated non-deferred foreign income, as well as a $0.3 million benefit for the release of a valuation allowance.  In addition, the Company recognized a benefit of $0.3 million from the reduction in the U.S. federal corporate tax rate from 35% to 21% as a result of the 2017 Tax Reform Act. The decrease in the effective tax rate was also affected by shifts in earnings among the various jurisdictions in which the Company operates. Several additional factors, none of which are individually material, also impacted the rate. The difference between the Company’s effective tax rate as compared to the U.S. statutory federal tax rate of 21.0% was primarily due to the aforementioned factors as well as the recognition of tax benefits resulting from foreign tax rate differentials, income earned in certain tax holiday jurisdictions and tax credits, partially offset by the tax impact of permanent differences, state income and foreign withholding.

The Company’s effective tax rates were 2.6% and 18.1% for the nine months ended September 30, 2018 and 2017, respectively.  The decrease in the effective tax rate was primarily due to a net $3.1 million increase in benefit associated with the resolution of uncertain tax positions as well as the aforementioned $0.5 million decrease in the provisional estimate.  This increase in benefit was partially offset by the recognition in 2017 of $1.1 million of discrete items mentioned above. In addition, the Company recognized a benefit of $1.4 million from the reduction in the U.S. federal corporate tax rate from 35% to 21% as a result of the 2017 Tax Reform Act.  These net benefits were partially offset by a $0.6 million decrease in the amount of excess tax benefits from stock-based compensation recognized in the nine months ended September 30, 2018 as compared to September 30, 2017.  The decrease in the effective tax rate was also affected by shifts in earnings among the various jurisdictions in which the Company operates. Several additional factors, none of which are individually material, also impacted the rate. The difference between the Company’s effective tax rate as compared to the U.S. statutory federal tax rate of 21.0% was primarily due to the aforementioned factors as well as the recognition of tax benefits resulting from foreign tax rate differentials, income earned in certain tax holiday jurisdictions and tax credits, partially offset by the tax impact of permanent differences, state income and foreign withholding.

The 2017 Tax Reform Act made significant changes to the Internal Revenue Code, including, but not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a participation exemption regime, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The Company estimated its provision for income taxes in accordance with the 2017 Tax Reform Act and guidance available upon enactment and as a result recorded $32.7 million as additional income tax expense in the fourth quarter of 2017, the period in which the legislation was signed into law. The $32.7 million estimate includes the provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings of $32.7 million based on cumulative foreign earnings of $531.8 million and $1.0 million of foreign withholding taxes on certain anticipated distributions. The provisional tax expense was partially offset by a provisional benefit of $1.0 million related to the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future.  The Company recorded a $0.5 million adjustment to the provisional amounts as of September 30, 2018. The Company anticipates finalizing these provisional amounts no later than the fourth quarter of 2018.

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

On December 22, 2017, the SEC issued SAB 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Reform Act. In accordance with SAB 118, the Company has determined that the deferred tax benefit recorded in connection with the remeasurement of certain deferred tax assets and liabilities and the current tax expense recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings was a provisional amount and a reasonable estimate at September 30, 2018 and December 31, 2017. The Company recorded a $0.5 million adjustment to the provisional amount as of September 30, 2018. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of identification, but no later than one year from the enactment date.

The 2017 Tax Reform Act instituted a number of new provisions effective January 1, 2018, including GILTI, Foreign Derived Intangible Income (“FDII”) and Base Erosion and Anti-Abuse Tax (“BEAT”).  The Company made a reasonable estimate of the impact of each of these provisions of the 2017 Tax Reform Act on its effective tax rate for the three and nine months ended September 30, 2018 and determined that the resulting impact was not material. The Company will continue to refine its provisional estimates related to the GILTI, FDII and BEAT rules as additional information is made available.

The Company received assessments for the Canadian 2003-2009 audit. Requests for Competent Authority Assistance were filed with both the Canadian Revenue Agency and the U.S. Internal Revenue Service and the Company paid mandatory security deposits to Canada as part of this process.  As of June 30, 2017, the Company determined that all material aspects of the Canadian audit were effectively settled pursuant to ASC 740. As a result, the Company recognized an income tax benefit of $1.2 million, net of the U.S. tax impact, at that time and the deposits were applied against the anticipated liability. During the nine months ended September 30, 2018, the Company finalized procedures ancillary to the Canadian audit and recognized an additional $2.8 million income tax benefit due to the elimination of certain assessed penalties, interest and withholding taxes.

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

The numbers of shares used in the earnings per share computation are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic:
Weighted average common shares outstanding	42,136	41,879	42,070	41,800
Diluted:
Dilutive effect of stock appreciation rights, restricted stock, restricted stock units and shares held in rabbi trust	68	154	131	206
Total weighted average diluted shares outstanding	42,204	42,033	42,201	42,006
Anti-dilutive shares excluded from the diluted earnings per share calculation	23	14	11	16

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

There were no shares repurchased under the Company’s 2011 Share Repurchase Program during the three and nine months ended September 30, 2018 and 2017.

Note 13. Commitments and Loss Contingency

Commitments

During the nine months ended September 30, 2018, the Company entered into several leases in the ordinary course of business. The following is a schedule of future minimum rental payments required under operating leases that have noncancelable lease terms as of September 30, 2018, including the impact of the leases assumed in connection with the acquisition of WhistleOut (in thousands):

Amount
2018 (remaining three months)	$579
2019	8,777
2020	9,319
2021	9,425
2022	8,621
2023	3,698
2024 and thereafter	8,321
$48,740

During the nine months ended September 30, 2018, the Company entered into agreements with third-party vendors in the ordinary course of business whereby the Company committed to purchase goods and services used in its normal operations.  These agreements generally are not cancelable, range from one to five-year periods and may contain fixed or minimum annual commitments. Certain of these agreements allow for renegotiation of the minimum annual commitments.  The following is a schedule of the future minimum purchases remaining under the agreements as of September 30, 2018, including the impact of purchase commitments assumed in connection with the acquisition of WhistleOut (in thousands):

Amount
2018 (remaining three months)	$7,856
2019	9,434
2020	3,730
2021	193
2022	-
2023	-
2024 and thereafter	-
$21,213

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

The Company received a state audit assessment and is currently rebutting the position. The Company has determined that the likelihood of a liability is reasonably possible and developed a range of possible loss up to $1.1 million, net of federal benefit.

The Company, from time to time, is involved in legal actions arising in the ordinary course of business.

On August 24, 2017, a collective action lawsuit was filed against the Company in the United States District Court for the District of Colorado (the “Court”), Slaughter v. Sykes Enterprises, Inc., Case No. 17 Civ. 2038. The lawsuit claimed that the Company failed to pay certain employees overtime compensation for the hours they worked over forty in a workweek, as required by the Fair Labor Standards Act. On October 17, 2018, the parties entered into a verbal agreement to fully resolve all claims and the fees for the plaintiffs’ attorneys for a total payment of $1.2 million. The settlement agreement must still be approved by the Court.  A charge of $1.2 million was included in “General and administrative” in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018.  As of September 30, 2018, the settlement had not been paid, and the $1.2 million has been included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2018.

With respect to any such other currently pending matters, management believes that the Company has adequate legal defenses and/or, when possible and appropriate, has provided adequate accruals related to those matters such that the ultimate outcome will not have a material adverse effect on the Company’s financial position, results of operations or cash flows.

Note 14. Defined Benefit Pension Plan and Postretirement Benefits

Defined Benefit Pension Plans

The following table provides information about the net periodic benefit cost for the Company’s pension plans (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Service cost	$106	$118	$329	$371
Interest cost	46	46	144	144
Recognized actuarial (gains)	(13)	(10)	(42)	(31)
	$139	$154	$431	$484

The Company’s service cost for its qualified pension plans was included in “Direct salaries and related costs” and “General and administrative” costs in its Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 3018 and 2017. The remaining components of net periodic benefit cost were included in “Other income (expense), net” in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017.  See Note 1, Overview and Basis of Presentation, for further information related to the adoption of ASU 2016-18.

Employee Retirement Savings Plans

The Company maintains a 401(k) plan covering defined employees who meet established eligibility requirements. Under the plan provisions, the Company matches 50% of participant contributions to a maximum matching amount of 2% of participant compensation. The Company’s contributions included in the accompanying Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
401(k) plan contributions	$392	$484	$1,195	$1,104

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

	September 30, 2018	December 31, 2017
Postretirement benefit obligation	$15	$15
Unrealized gains (losses) in AOCI (1)	16	120

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

Note 15. Stock-Based Compensation

The Company’s stock-based compensation plans include the 2011 Equity Incentive Plan, the Non-Employee Director Fee Plan and the Deferred Compensation Plan. The following table summarizes the stock-based compensation expense (primarily in the Americas) and income tax benefits related to the stock-based compensation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Stock-based compensation reversal (expense) (1)	$(1,567)	$303	$(5,317)	$(4,429)
Income tax benefit (2)	376	(161)	1,276	1,661

(1) Included in "General and administrative" costs in the accompanying Condensed Consolidated Statements of Operations.

(2) Included in "Income taxes" in the accompanying Condensed Consolidated Statements of Operations.

There were no capitalized stock-based compensation costs as of September 30, 2018 and December 31, 2017.

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

2011 Equity Incentive Plan — The Company’s Board of Directors (the “Board”) adopted the Sykes Enterprises, Incorporated 2011 Equity Incentive Plan (the "2011 Plan”) on March 23, 2011, as amended on May 11, 2011 to reduce the number of shares of common stock available to 4.0 million shares. The 2011 Plan was approved by the shareholders at the May 2011 Annual Shareholders’ Meeting.  The 2011 Plan replaced and superseded the Company’s 2001 Equity Incentive Plan (the “2001 Plan”), which expired on March 14, 2011.  The outstanding awards granted under the 2001 Plan will remain in effect until their exercise, expiration or termination.  The 2011 Plan permits the grant of restricted stock, stock appreciation rights, stock options and other stock-based awards to certain employees of the Company, members of the Company’s Board and certain non-employees who provide services to the Company in order to encourage them to remain in the employment of, or to faithfully provide services to, the Company and to increase their interest in the Company’s success.

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

The following table summarizes the assumptions used to estimate the fair value of SARS granted:

	Nine Months Ended September 30,
	2018	2017
Expected volatility	21.4%	19.3%
Weighted-average volatility	21.4%	19.3%
Expected dividend rate	0.0%	0.0%
Expected term (in years)	5.0	5.0
Risk-free rate	2.5%	1.9%

The following table summarizes SARs activity as of September 30, 2018 and for the nine months then ended:

Stock Appreciation Rights	Shares (000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Outstanding at January 1, 2018	734	$-
Granted	333	$-
Exercised	(50)	$-
Forfeited or expired	(43)	$-
Outstanding at September 30, 2018	974	$-	8.4	$1,909
Vested or expected to vest at September 30, 2018	974	$-	8.4	$1,909
Exercisable at September 30, 2018	356	$-	7.3	$914

The following table summarizes information regarding SARs granted and exercised (in thousands, except per SAR amounts):

	Nine Months Ended September 30,
	2018	2017
Number of SARs granted	333	396
Weighted average grant-date fair value per SAR	$6.84	$6.24
Intrinsic value of SARs exercised	$316	$1,678
Fair value of SARs vested	$1,950	$1,846

The following table summarizes nonvested SARs activity as of September 30, 2018 and for the nine months then ended:

Nonvested Stock Appreciation Rights	Shares (000s)	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2018	600	$6.88
Granted	333	$6.84
Vested	(272)	$7.16
Forfeited or expired	(43)	$6.75
Nonvested at September 30, 2018	618	$6.74

As of September 30, 2018, there was $3.1 million of total unrecognized compensation cost, net of actual forfeitures, related to nonvested SARs granted under the 2011 Plan. This cost is expected to be recognized over a weighted average period of 1.4 years.

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

The following table summarizes nonvested restricted shares/RSUs activity as of September 30, 2018 and for the nine months then ended:

Nonvested Restricted Shares and RSUs	Shares (000s)	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2018	1,109	$28.50
Granted	492	$28.16
Vested	(323)	$25.78
Forfeited or expired	(123)	$28.15
Nonvested at September 30, 2018	1,155	$29.15

The following table summarizes information regarding restricted shares/RSUs granted and vested (in thousands, except per restricted share/RSU amounts):

	Nine Months Ended September 30,
	2018	2017
Number of restricted shares/RSUs granted	492	480
Weighted average grant-date fair value per restricted share/RSU	$28.16	$29.42
Fair value of restricted shares/RSUs vested	$8,342	$6,868

As of September 30, 2018, there was $29.8 million of total unrecognized compensation cost, net of actual forfeitures, related to nonvested restricted shares/RSUs granted under the 2011 Plan. This cost is expected to be recognized over a weighted average period of 1.6 years.

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

The following table summarizes nonvested common stock share award activity as of September 30, 2018 and for the nine months then ended:

Nonvested Common Stock Share Awards	Shares (000s)	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2018	8	$32.21
Granted	34	$27.68
Vested	(23)	$29.15
Forfeited or expired	(2)	$27.68
Nonvested at September 30, 2018	17	$27.73

The following table summarizes information regarding common stock share awards granted and vested (in thousands, except per share award amounts):

	Nine Months Ended September 30,
	2018	2017
Number of share awards granted	34	24
Weighted average grant-date fair value per share award	$27.68	$32.93
Fair value of share awards vested	$665	$640

As of September 30, 2018, there was $0.4 million of total unrecognized compensation cost, net of actual forfeitures, related to nonvested common stock share awards granted under the Fee Plan. This cost is expected to be recognized over a weighted average period of less than one year.

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

As of September 30, 2018 and December 31, 2017, liabilities of $12.5 million and $11.6 million, respectively, of the Deferred Compensation Plan were recorded in “Accrued employee compensation and benefits” in the accompanying Condensed Consolidated Balance Sheets.  Additionally, the Company’s common stock match associated with the Deferred Compensation Plan, with a carrying value of approximately $2.3 million and $2.1 million as of September 30, 2018 and December 31, 2017, respectively, is included in “Treasury stock” in the accompanying Condensed Consolidated Balance Sheets.

The following table summarizes nonvested common stock activity as of September 30, 2018 and for the nine months then ended:

Nonvested Common Stock	Shares (000s)	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2018	3	$29.56
Granted	13	$29.23
Vested	(9)	$28.92
Forfeited or expired	-	$-
Nonvested at September 30, 2018	7	$29.85

The following table summarizes information regarding shares of common stock granted and vested (in thousands, except per common stock amounts):

	Nine Months Ended September 30,
	2018	2017
Number of shares of common stock granted	13	12
Weighted average grant-date fair value per common stock	$29.23	$30.39
Fair value of common stock vested	$281	$310
Cash used to settle the obligation	$672	$590

As of September 30, 2018, there was $0.1 million of total unrecognized compensation cost, net of actual forfeitures, related to nonvested common stock granted under the Deferred Compensation Plan. This cost is expected to be recognized over a weighted average period of 3.6 years.

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

Information about the Company’s reportable segments is as follows (in thousands):

	Americas	EMEA	Other (1)	Consolidated
Three Months Ended September 30, 2018:
Revenues	$328,762	$70,543	$28	$399,333
Percentage of revenues	82.3%	17.7%	0.0%	100.0%
Depreciation, net	$11,838	$1,473	$761	$14,072
Amortization of intangibles	$3,439	$199	$-	$3,638
Income (loss) from operations	$25,666	$5,098	$(16,318)	$14,446
Total other income (expense), net			(66)	(66)
Income taxes			(628)	(628)
Net income				$13,752
Three Months Ended September 30, 2017:
Revenues	$341,334	$65,957	$18	$407,309
Percentage of revenues	83.8%	16.2%	0.0%	100.0%
Depreciation, net	$12,064	$1,375	$788	$14,227
Amortization of intangibles	$5,081	$212	$-	$5,293
Income (loss) from operations	$35,932	$4,523	$(14,190)	$26,265
Total other income (expense), net			(1,824)	(1,824)
Income taxes			(2,746)	(2,746)
Net income				$21,695
Nine Months Ended September 30, 2018:
Revenues	$996,524	$213,890	$75	$1,210,489
Percentage of revenues	82.3%	17.7%	0.0%	100.0%
Depreciation, net	$36,856	$4,360	$2,252	$43,468
Amortization of intangibles	$10,846	$634	$-	$11,480
Income (loss) from operations	$71,354	$11,957	$(48,121)	$35,190
Total other income (expense), net			(2,457)	(2,457)
Income taxes			(855)	(855)
Net income				$31,878
Nine Months Ended September 30, 2017:
Revenues	$977,136	$189,564	$61	$1,166,761
Percentage of revenues	83.8%	16.2%	0.0%	100.0%
Depreciation, net	$35,374	$3,815	$2,206	$41,395
Amortization of intangibles	$15,048	$726	$-	$15,774
Income (loss) from operations	$100,031	$12,266	$(48,651)	$63,646
Total other income (expense), net			(3,483)	(3,483)
Income taxes			(10,911)	(10,911)
Net income				$49,252

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

The following table represents a disaggregation of revenue from contracts with customers by geographic location and by the reportable segment for each category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Americas:
United States	$161,429	$166,527	$498,523	$471,825
The Philippines	57,953	62,958	174,610	178,277
Costa Rica	33,120	32,882	96,168	99,131
Canada	25,549	28,423	77,566	85,165
El Salvador	20,732	19,792	61,327	56,506
People's Republic of China	8,337	9,659	25,834	28,201
Australia	8,619	7,634	24,021	20,724
Mexico	6,221	6,540	18,171	17,981
Other	6,802	6,919	20,304	19,326
Total Americas	328,762	341,334	996,524	977,136
EMEA:
Germany	22,448	20,396	69,027	59,290
Sweden	13,422	14,639	41,226	42,983
United Kingdom	12,333	10,166	37,640	29,306
Romania	8,704	7,157	25,031	20,235
Other	13,636	13,599	40,966	37,750
Total EMEA	70,543	65,957	213,890	189,564
Total Other	28	18	75	61
	$399,333	$407,309	$1,210,489	$1,166,761

Revenues are attributed to countries based on location of customer, except for revenues for The Philippines, Costa Rica, the People’s Republic of China and India which are primarily comprised of customers located in the U.S. but serviced by centers in those respective geographic locations.

Note 17. Other Income (Expense)

Other income (expense), net consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Foreign currency transaction gains (losses)	$1,066	$(77)	$3,155	$567
Gains (losses) on derivative instruments not designated as hedges	(380)	(445)	(1,807)	(48)
Other miscellaneous income (expense)	233	550	(811)	1,115
	$919	$28	$537	$1,634

Note 18. Related Party Transactions

In January 2008, the Company entered into a lease for a customer engagement center located in Kingstree, South Carolina. The landlord, Kingstree Office One, LLC, is an entity controlled by John H. Sykes, the founder, former Chairman and former Chief Executive Officer of the Company and the father of Charles Sykes, President and Chief Executive Officer of the Company. The lease payments on the 20-year lease were negotiated at or below market rates, and the lease is cancellable at the option of the Company. The Company paid $0.1 million to the landlord during both the three months ended September 30, 2018 and 2017 and $0.3 million during both the nine months ended September 30, 2018 and 2017 under the terms of the lease.

During the three and nine months ended September 30, 2018, the Company contracted to receive services from XSell, an equity method investee, for $0.1 million and $0.1 million, respectively.  There were no such transactions in 2017.  These related party transactions occurred in the normal course of business on terms and conditions that are similar to those of transactions with unrelated parties and, therefore, were measured at the exchange amount.

Note 19. Subsequent Event

On October 18, 2018, the Company as guarantor and its wholly-owned subsidiary, SEI International Services S.a.r.l, a Luxembourg company, entered into the Symphony Purchase Agreement with Pascal Baker, Ian Barkin, David Brain, David Poole, FIS Nominee Limited, Baronsmead Venture Trust plc and Baronsmead Second Venture Trust plc (together, the “Symphony Sellers”) to acquire all of the outstanding shares of Symphony Ventures Ltd.

Symphony, headquartered in London, England, provides robotic process automation (“RPA”) services, offering RPA consulting, implementation, hosting and managed services for front, middle and back-office processes. Symphony serves numerous industries globally, including financial services, healthcare, business services, manufacturing, consumer products, communications, media and entertainment.

The aggregate purchase price of GBP 52.6 million ($67.9 million) is subject to certain post-closing adjustments related to Symphony’s working capital.  The Company paid GBP 44.6 million ($57.6 million) at the closing of the transaction on November 1, 2018 using cash on hand as well as $31.0 million of additional borrowings under the Company’s Credit Agreement. The remaining GBP 8.0 million ($10.3 million) of purchase price has been deferred and will be paid in equal installments over the next three years.  The Symphony Purchase Agreement also provides for a three-year, retention based earnout payable in RSUs with a value of GBP 3.0 million.

The Symphony Purchase Agreement contains customary representations and warranties, indemnification obligations and covenants.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sykes Enterprises, Incorporated

Tampa, Florida

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries (the "Company") as of September 30, 2018, the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2018 and 2017, changes in shareholders’ equity for the nine-month period ended September 30, 2018, and of cash flows for the nine-month periods ended September 30, 2018 and 2017, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Review Results

This interim financial information is the responsibility of the Company's management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

November 6, 2018

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

Our discussion and analysis may contain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on current expectations, estimates, forecasts, and projections about SYKES, our beliefs, and assumptions made by us. In addition, we may make other written or oral statements, which constitute forward-looking statements, from time to time. Words such as "believe," "estimate," "project," "expect," “intend,” “may," "anticipate," "plan," "seek," variations of such words, and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe our future plans, objectives, or goals also are forward-looking statements. These statements are not guarantees of future performance and are subject to a number of risks and uncertainties, including those discussed below and elsewhere in this report. Our actual results may differ materially from what is expressed or forecasted in such forward-looking statements, and undue reliance should not be placed on such statements. All forward-looking statements are made as of the date hereof, and we undertake no obligation to update any such forward-looking statements, whether as a result of new information, future events or otherwise.

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

Executive Summary

We are a leading provider of multichannel demand generation and global comprehensive customer engagement services. We provide differentiated full lifecycle customer engagement solutions and services to Global 2000 companies and their end customers primarily in the communications, financial services, technology, transportation and leisure, healthcare, retail and other industries. Our differentiated full lifecycle management services platform effectively engages customers at every touchpoint within the customer journey, including digital marketing and acquisition, sales expertise, customer service, technical support and retention. We serve our clients through two geographic operating regions: the Americas (United States, Canada, Latin America, Australia and the Asia Pacific Rim) and EMEA (Europe, the Middle East and Africa). Our Americas and EMEA regions primarily provide customer engagement solutions and services with an emphasis on inbound multichannel demand generation, customer service and technical support to our clients’ customers. These services, which represented 99.5% and 99.5% of consolidated revenues during the three months ended September 30, 2018 and 2017, respectively, and 99.5% and 99.5% of consolidated revenues during the nine months ended September 30, 2018 and 2017, respectively, are delivered through multiple communication channels including phone, e-mail, social media, text messaging, chat and digital self-service. We also provide various enterprise support services in the United States (“U.S.”) that include services for our clients’ internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, we also provide fulfillment services, which includes order processing, payment processing, inventory control, product delivery and product returns handling. Our complete service offering helps our clients acquire, retain and increase the lifetime value of their customer relationships. We have developed an extensive global reach with customer engagement centers across six continents, including North America, South America, Europe, Asia, Australia and Africa.  We deliver cost-effective solutions that generate demand, enhance the customer service experience, promote stronger brand loyalty, and bring about high levels of performance and profitability.

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

The actions are expected to impact approximately 5,000 seats, of which 4,200 seats have been rationalized as of September 30, 2018. We anticipate annualized gross general and administrative cost savings, and lower depreciation expense of approximately $26.0 million as a result of the 2018 site closures.

See Note 3, Costs Associated with Exit and Disposal Activities, in the accompanying “Notes to Condensed Consolidated Financial Statements” for further information.

2017 Tax Reform Act

In December 2017, the President of the United States (“U.S.”) signed into law the Tax Cuts and Jobs Act (the “2017 Tax Reform Act”). In general, the 2017 Tax Reform Act reduces the U.S. federal corporate tax rate from 35% to 21%, effective in 2018. The 2017 Tax Reform Act moves from a worldwide business taxation approach to a participation exemption regime. The 2017 Tax Reform Act also imposes base-erosion prevention measures on non-U.S. earnings of U.S. entities, as well as a one-time mandatory deemed repatriation tax on accumulated non-U.S. earnings which was recorded in the fourth quarter of 2017. The impact of the 2017 Tax Reform Act on our consolidated financial results began with the fourth quarter of 2017, the period of enactment.  This impact, along with the transitional taxes discussed in Note 11, Income Taxes, in the accompanying “Notes to Condensed Consolidated Financial Statements” is reflected in the Other segment.

Telecommunications Assets Acquisition

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

WhistleOut Acquisition

On July 9, 2018, we completed the acquisition of WhistleOut Pty Ltd and WhistleOut Inc. (together, “WhistleOut”).  WhistleOut is a consumer comparison platform focused on mobile, broadband and pay TV services, principally across Australia and the U.S. The acquisition broadens our digital marketing capabilities geographically and extends our home services product portfolio. The total purchase price of AUD 30.2 million ($22.4 million) was funded by borrowings under our existing credit agreement.  The results of WhistleOut’s operations have been reflected in our consolidated financial statements since July 9, 2018.

Results of Operations

The following table sets forth, for the periods indicated, the amounts presented in the accompanying Condensed Consolidated Statements of Operations as well as the change between the respective periods:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2018	2017	$ Change	2018	2017	$ Change
Revenues	$399,333	$407,309	$(7,976)	$1,210,489	$1,166,761	$43,728
Operating expenses:
Direct salaries and related costs	261,474	267,489	(6,015)	801,470	763,240	38,230
General and administrative	105,148	93,355	11,793	309,625	277,635	31,990
Depreciation, net	14,072	14,227	(155)	43,468	41,395	2,073
Amortization of intangibles	3,638	5,293	(1,655)	11,480	15,774	(4,294)
Impairment of long-lived assets	555	680	(125)	9,256	5,071	4,185
Total operating expenses	384,887	381,044	3,843	1,175,299	1,103,115	72,184
Income from operations	14,446	26,265	(11,819)	35,190	63,646	(28,456)

Other income (expense):
Interest income	183	169	14	529	468	61
Interest (expense)	(1,168)	(2,021)	853	(3,523)	(5,585)	2,062
Other income (expense), net	919	28	891	537	1,634	(1,097)
Total other income (expense), net	(66)	(1,824)	1,758	(2,457)	(3,483)	1,026

Income before income taxes	14,380	24,441	(10,061)	32,733	60,163	(27,430)
Income taxes	628	2,746	(2,118)	855	10,911	(10,056)
Net income	$13,752	$21,695	$(7,943)	$31,878	$49,252	$(17,374)

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017

Revenues

	Three Months Ended September 30,
	2018		2017
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change
Americas	$328,762	82.3%	$341,334	83.8%	$(12,572)
EMEA	70,543	17.7%	65,957	16.2%	4,586
Other	28	0.0%	18	0.0%	10
Consolidated	$399,333	100.0%	$407,309	100.0%	$(7,976)

Consolidated revenues decreased $8.0 million, or 2.0%, for the three months ended September 30, 2018 from the comparable period in 2017.

The decrease in Americas’ revenues was due to end-of-life client programs of $19.1 million, lower volumes from existing clients of $2.3 million and a negative foreign currency impact of $1.9 million, partially offset by new clients of $10.7 million. Revenues from our offshore operations represented 40.5% of Americas’ revenues in 2018, compared to 40.6% for the comparable period in 2017.

The increase in EMEA’s revenues was due to higher volumes from existing clients of $6.7 million and new clients of $1.0 million, partially offset by end-of-life client programs of $1.3 million and a negative foreign currency impact of $1.8 million.

We adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and subsequent amendments (together, “ASC 606”) on January 1, 2018. See Note 2, Revenues, in the accompanying “Notes to Condensed Consolidated Financial Statements” for further information.

On a consolidated basis, we had 49,600 brick-and-mortar seats as of September 30, 2018, a decrease of 2,800 seats from the comparable period in 2017. We rationalized 4,200 seats in the Americas as part of the 2018 Americas Exit Plan, which was partially offset by seat additions internationally for demand. The capacity utilization rate on a combined basis was 70% compared to 71% in the comparable period in 2017.

On a segment basis, 42,100 seats were located in the Americas, a decrease of 3,100 seats from the comparable period in 2017, and 7,500 seats were located in EMEA, an increase of 300 seats from the comparable period in 2017. Capacity utilization rates as of September 30, 2018 were 69% for the Americas and 76% for EMEA, compared to 70% and 80%, respectively, in the comparable period in 2017. The decrease in the Americas utilization was driven by lower demand and operational inefficiencies, while the reduction in EMEA was driven by lower demand in the communications vertical. We strive to attain a capacity utilization rate of 85% at each of our locations.

Direct Salaries and Related Costs

	Three Months Ended September 30,
	2018		2017
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$212,457	64.6%	$221,365	64.9%	$(8,908)	-0.3%
EMEA	49,017	69.5%	46,124	69.9%	2,893	-0.4%
Consolidated	$261,474	65.5%	$267,489	65.7%	$(6,015)	-0.2%

The decrease of $6.0 million in direct salaries and related costs included a positive foreign currency impact of $2.9 million in the Americas and a positive foreign currency impact of $1.5 million in EMEA.

The decrease in Americas’ direct salaries and related costs, as a percentage of revenues, was primarily attributable to lower compensation costs of 2.8% driven by an increase in agent productivity principally within the communications and financial services verticals in the current period, lower communications costs of 0.2% and lower auto tow claim costs of 0.2%, partially offset by higher customer-acquisition advertising costs of 1.8%, higher severance costs related to the Americas 2018 Exit Plan of 0.9% and higher dues and subscription costs of 0.2%.

The decrease in EMEA’s direct salaries and related costs, as a percentage of revenues, was primarily attributable to lower compensation costs of 1.2% primarily due to an increase in agent productivity principally within the financial services vertical in the current period, partially offset by higher communications costs of 0.5% and higher other costs of 0.3%.

General and Administrative

	Three Months Ended September 30,
	2018		2017
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$74,807	22.8%	$66,212	19.4%	$8,595	3.4%
EMEA	14,756	20.9%	13,723	20.8%	1,033	0.1%
Other	15,585	-	13,420	-	2,165	-
Consolidated	$105,148	26.3%	$93,355	22.9%	$11,793	3.4%

The increase of $11.8 million in general and administrative expenses included a positive foreign currency impact of $1.0 million in the Americas and a positive foreign currency impact of $0.5 million in EMEA.

The increase in Americas’ general and administrative expenses, as a percentage of revenues, was primarily attributable to higher facility-related costs of 1.3% resulting from the Americas 2018 Exit Plan (see Note 3, Costs Associated with Exit and Disposal Activities, in the accompanying “Notes to Condensed Consolidated Financial Statements” for further information), higher legal and professional fees of 0.7%, higher merger and integration costs of 0.6%, higher compensations costs of 0.6% and higher other costs of 0.5%, partially offset by lower software and maintenance costs of 0.3%.

The increase in EMEA’s general and administrative expenses, as a percentage of revenues, was primarily attributable to higher compensation costs of 0.7%, partially offset by lower advertising and marketing costs of 0.3% and lower other costs of 0.3%.

The increase of $2.2 million in Other general and administrative expenses, which includes corporate and other costs, was primarily attributable to higher compensation costs of $2.7 million and higher merger and integration costs of $0.8 million, partially offset by lower severance costs of $0.9 million, lower legal and professional fees of $0.3 million and lower other costs of $0.1 million.

Depreciation, Amortization and Impairment of Long-Lived Assets

	Three Months Ended September 30,
	2018		2017
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Depreciation, net:
Americas	$11,838	3.6%	$12,064	3.5%	$(226)	0.1%
EMEA	1,473	2.1%	1,375	2.1%	98	0.0%
Other	761	-	788	-	(27)	-
Consolidated	$14,072	3.5%	$14,227	3.5%	$(155)	0.0%

Amortization of intangibles:
Americas	$3,439	1.0%	$5,081	1.5%	$(1,642)	-0.5%
EMEA	199	0.3%	212	0.3%	(13)	0.0%
Other	-	-	-	-	-	-
Consolidated	$3,638	0.9%	$5,293	1.3%	$(1,655)	-0.4%

Impairment of long-lived assets:
Americas	$555	0.2%	$680	0.2%	$(125)	0.0%
EMEA	-	0.0%	-	0.0%	-	0.0%
Other	-	-	-	-	-	-
Consolidated	$555	0.1%	$680	0.2%	$(125)	-0.1%

The decrease in depreciation was primarily due to the impact since the prior period of certain fully depreciated fixed assets and fixed assets that were impaired and disposed of as part of the Americas 2018 Exit Plan, partially offset by new depreciable fixed assets placed into service supporting site expansions and infrastructure upgrades.

The decrease in amortization was primarily due to certain fully amortized intangible assets.

See Note 3, Costs Associated with Exit and Disposal Activities, and Note 4, Fair Value, in the accompanying “Notes to Condensed Consolidated Financial Statements” for further information regarding the impairment of long-lived assets.

Other Income (Expense)

	Three Months Ended September 30,
(in thousands)	2018	2017	$ Change
Interest income	$183	$169	$14

Interest (expense)	$(1,168)	$(2,021)	$853

Other income (expense), net:
Foreign currency transaction gains (losses)	$1,066	$(77)	$1,143
Gains (losses) on derivative instruments not designated as hedges	(380)	(445)	65
Other miscellaneous income (expense)	233	550	(317)
Total other income (expense), net	$919	$28	$891

Interest income remained relatively consistent with the comparable period.

The decrease in interest (expense) was primarily due to a decrease in the outstanding borrowings under the Credit Agreement as a result of $193.0 million of repayments, net, in 2018, partially offset by an increase in weighted average interest rates on outstanding borrowings.

The change in other miscellaneous income (expense) was primarily due to the Patient Protection and Affordable Care Act (“Affordable Care Act”) compliance costs, and losses from our equity method investee, XSell, partially offset by a reversal of certain payroll tax compliance costs.

Income Taxes

	Three Months Ended September 30,
(in thousands)	2018	2017	$ Change
Income before income taxes	$14,380	$24,441	$(10,061)
Income taxes	628	2,746	(2,118)
			% Change
Effective tax rate	4.4%	11.2%	-6.8%

The decrease in the effective tax rate in 2018 compared to 2017 was primarily due to a $0.9 million increase in benefit associated with the resolution of uncertain tax positions and ancillary issues as well as a $0.5 million benefit related to the decrease in the provisional estimates recorded at December 31, 2017 as a result of the 2017 Tax Reform Act. The effective rate impact of these benefits is partially offset by the 2017 recognition of a $0.8 million benefit related to the increase in anticipated tax credits and reductions in estimated non-deferred foreign income, as well as a $0.3 million benefit for the release of a valuation allowance.  In addition, we recognized a benefit of $0.3 million from the reduction in the U.S. federal corporate tax rate from 35% to 21% as a result of the 2017 Tax Reform Act. The increase in the effective tax rate was also affected by shifts in earnings among the various jurisdictions in which we operate. Several additional factors, none of which are individually material, also impacted the rate.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

Revenues

	Nine Months Ended September 30,
	2018		2017
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change
Americas	$996,524	82.3%	$977,136	83.8%	$19,388
EMEA	213,890	17.7%	189,564	16.2%	24,326
Other	75	0.0%	61	0.0%	14
Consolidated	$1,210,489	100.0%	$1,166,761	100.0%	$43,728

Consolidated revenues increased $43.7 million, or 3.7%, for the nine months ended September 30, 2018 from the comparable period in 2017.

The increase in Americas’ revenues was due to higher volumes from existing clients of $50.7 million, new clients of $21.6 million and a positive foreign currency impact of $4.6 million, partially offset by end-of-life client programs of $57.5 million. Revenues from our offshore operations represented 39.8% of Americas’ revenues in 2018, compared to 40.9% for the comparable period in 2017.

The increase in EMEA’s revenues was due to higher volumes from existing clients of $15.1 million, new clients of $1.9 million and a positive foreign currency impact of $11.4 million, partially offset by end-of-life client programs of $4.1 million.

See Note 2, Revenues, in the accompanying “Notes to Condensed Consolidated Financial Statements” for further information regarding the adoption of ASC 606.

Direct Salaries and Related Costs

	Nine Months Ended September 30,
	2018		2017
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$650,112	65.2%	$630,067	64.5%	$20,045	0.7%
EMEA	151,358	70.8%	133,173	70.3%	18,185	0.5%
Consolidated	$801,470	66.2%	$763,240	65.4%	$38,230	0.8%

The increase of $38.2 million in direct salaries and related costs included a positive foreign currency impact of $2.4 million in the Americas and a negative foreign currency impact of $7.5 million in EMEA.

The increase in Americas’ direct salaries and related costs, as a percentage of revenues, was primarily attributable to higher customer-acquisition advertising costs of 0.8%, higher severance costs related to the Americas 2018 Exit Plan of 0.3% and higher other costs of 0.3%, partially offset by lower auto tow claim costs of 0.3%, lower compensation costs of 0.2% and lower communications costs of 0.2%.

The increase in EMEA’s direct salaries and related costs, as a percentage of revenues, was primarily attributable to higher communications costs of 0.3% and higher other costs of 0.4%, partially offset by lower compensation costs of 0.2%.

General and Administrative

	Nine Months Ended September 30,
	2018		2017
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$218,100	21.9%	$191,545	19.6%	$26,555	2.3%
EMEA	45,581	21.3%	39,584	20.9%	5,997	0.4%
Other	45,944	-	46,506	-	(562)	-
Consolidated	$309,625	25.6%	$277,635	23.8%	$31,990	1.8%

The increase of $32.0 million in general and administrative expenses included a positive foreign currency impact of $1.1 million in the Americas and a negative foreign currency impact of $2.3 million in EMEA.

The increase in Americas’ general and administrative expenses, as a percentage of revenues, was primarily attributable to higher compensations costs of 0.7%, higher facility-related costs of 0.7% resulting from the Americas 2018 Exit Plan, higher legal and professional fees of 0.4%, higher merger and integration costs of 0.3% and higher other costs of 0.2%.

The increase in EMEA’s general and administrative expenses, as a percentage of revenues, was primarily attributable to higher compensation costs of 0.4%, higher recruiting costs of 0.3% and higher other costs of 0.2%, partially offset by lower advertising and marketing costs of 0.3% and lower legal and professional fees of 0.2%.

The decrease of $0.6 million in Other general and administrative expenses, which includes corporate and other costs, was primarily attributable to lower legal and professional fees of $1.2 million, lower severance costs of $0.6 million, lower travel costs of $0.2 million and lower other costs of $0.2 million, partially offset by higher compensation costs of $0.7 million, higher merger and integration costs of $0.6 million, higher software and maintenance costs of $0.3 million.

Depreciation, Amortization and Impairment of Long-Lived Assets

	Nine Months Ended September 30,
	2018		2017
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Depreciation, net:
Americas	$36,856	3.7%	$35,374	3.6%	$1,482	0.1%
EMEA	4,360	2.0%	3,815	2.0%	545	0.0%
Other	2,252	-	2,206	-	46	-
Consolidated	$43,468	3.6%	$41,395	3.5%	$2,073	0.1%

Amortization of intangibles:
Americas	$10,846	1.1%	$15,048	1.5%	$(4,202)	-0.4%
EMEA	634	0.3%	726	0.4%	(92)	-0.1%
Other	-	-	-	-	-	-
Consolidated	$11,480	0.9%	$15,774	1.4%	$(4,294)	-0.5%

Impairment of long-lived assets:
Americas	$9,256	0.9%	$5,071	0.5%	$4,185	0.4%
EMEA	-	0.0%	-	0.0%	-	0.0%
Other	-	-	-	-	-	-
Consolidated	$9,256	0.8%	$5,071	0.4%	$4,185	0.4%

The increase in depreciation was primarily due to new depreciable fixed assets placed into service supporting site expansions and infrastructure upgrades, partially offset by the impact since the prior period of certain fully depreciated fixed assets and fixed assets that were impaired and disposed of as part of the Americas 2018 Exit Plan.

The decrease in amortization was primarily due to certain fully amortized intangible assets.

See Note 3, Costs Associated with Exit and Disposal Activities, and Note 4, Fair Value, in the accompanying “Notes to Condensed Consolidated Financial Statements” for further information regarding the impairment of long-lived assets.

Other Income (Expense)

	Nine Months Ended September 30,
(in thousands)	2018	2017	$ Change
Interest income	$529	$468	$61

Interest (expense)	$(3,523)	$(5,585)	$2,062

Other income (expense), net:
Foreign currency transaction gains (losses)	$3,155	$567	$2,588
Gains (losses) on derivative instruments not designated as hedges	(1,807)	(48)	(1,759)
Other miscellaneous income (expense)	(811)	1,115	(1,926)
Total other income (expense), net	$537	$1,634	$(1,097)

Interest income remained relatively consistent with the comparable period.

The decrease in interest (expense) was primarily due to a decrease in the outstanding borrowings under the Credit Agreement as a result of $193.0 million of repayments, net, in 2018, partially offset by an increase in weighted average interest rates on outstanding borrowings.

The change in other miscellaneous income (expense) was primarily due to net investment income (losses) related to the investments held in a rabbi trust, Affordable Care Act compliance costs, losses from our equity method investee, XSell, and payroll tax compliance costs. See Note 7, Investments Held in Rabbi Trust, in the accompanying “Notes to Condensed Consolidated Financial Statements” for further information.

Income Taxes

	Nine Months Ended September 30,
(in thousands)	2018	2017	$ Change
Income before income taxes	$32,733	$60,163	$(27,430)
Income taxes	855	10,911	(10,056)
			% Change
Effective tax rate	2.6%	18.1%	-15.5%

The decrease in the effective tax rate in 2018 compared to 2017 was primarily due to a net $3.1 million increase in benefit related to the resolution of uncertain tax positions as well as the aforementioned $0.5 million decrease in the provisional estimate related to the 2017 Tax Reform Act. This increase in benefit was partially offset by the recognition in 2017 of the $1.1 million 2017 discrete items previously mentioned. In addition, we recognized a benefit of $1.4 million from the reduction in the U.S. federal corporate tax rate from 35% to 21% as a result of the 2017 Tax Reform Act. These net benefits were partially offset by a $0.6 million decrease in the amount of excess tax benefits from stock-based compensation recognized in 2018 as compared to 2017. The decrease in the effective tax rate was also affected by shifts in earnings among the various jurisdictions in which we operate. Several additional factors, none of which are individually material, also impacted the rate.

Client Concentration

Our top ten clients accounted for approximately 44.3% and 47.6% of our consolidated revenues in the three months ended September 30, 2018 and 2017, respectively, and approximately 45.3% and 48.1% of our consolidated revenues in the nine months ended September 30, 2018 and 2017, respectively.

Total revenues by segment from AT&T Corporation (“AT&T”), a major provider of communication services for which we provide various customer support services over several distinct lines of AT&T businesses, were as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$43,923	13.4%	$56,448	16.5%	$126,858	12.7%	$173,609	17.8%
EMEA	89	0.1%	-	0.0%	89	0.0%	-	0.0%
	$44,012	11.0%	$56,448	13.9%	$126,947	10.5%	$173,609	14.9%

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

Total revenues by segment from our next largest client, which was in the financial services vertical in each of the periods, were as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$23,172	7.0%	$28,644	8.4%	$83,703	8.4%	$76,388	7.8%
EMEA	-	0.0%	-	0.0%	-	0.0%	-	0.0%
	$23,172	5.8%	$28,644	7.0%	$83,703	6.9%	$76,388	6.5%

Other than AT&T, total revenues by segment of our clients that each individually represents 10% or greater of that segment’s revenues in each of the periods were as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$-	0.0%	$-	0.0%	$-	0.0%	$-	0.0%
EMEA	18,402	26.1%	20,684	31.4%	79,007	36.9%	58,813	31.0%
	$18,402	4.6%	$20,684	5.1%	$79,007	6.5%	$58,813	5.0%

Business Outlook

For the three months ended December 31, 2018, we anticipate the following financial results:

•	Revenues in the range of $415.0 million to $420.0 million;
•	Effective tax rate of approximately 17%;
•	Fully diluted share count of approximately 42.3 million;
•	Diluted earnings per share in the range of $0.53 to $0.57; and
•	Capital expenditures in the range of $8.0 million to $10.0 million.

For the twelve months ended December 31, 2018, we anticipate the following financial results:

•	Revenues in the range of $1,625.0 million to $1,630.0 million;
•	Effective tax rate of approximately 8%;
•	Fully diluted share count of approximately 42.2 million;
•	Diluted earnings per share in the range of $1.28 to $1.32; and
•	Capital expenditures in the range of $45.0 million to $47.0 million.

We are revising our full-year 2018 revenue outlook downward by approximately $7.0 million relative to the outlook provided in August 2018. Roughly $4.0 million of the revenue revision is related to foreign exchange rate flux, with the remaining $3.0 million being driven principally by the communications vertical, which being driven primarily by staffing inefficiencies. Although the communications vertical remains soft, we recently won some potentially significant long-term opportunities that could drive growth in that vertical in the latter half of 2019.  Additionally, we are raising our full-year 2018 diluted earnings per share outlook relative to the outlook provided in August 2018 due to a lower than expected tax rate as well as lower other expenses.  We expect the benefits of the capacity rationalization initiatives to continue flowing through the fourth quarter of 2018, which should yield significant improvement in year-over-year operating margins relative to the fourth quarter of 2017.

On November 1, 2018, we consummated the acquisition of Symphony Ventures Ltd (“Symphony”), which is expected to contribute approximately $4.0 million (the remaining two-months of revenues) to fourth quarter 2018 revenues and is reflected in the full-year revenue revision. However, we still anticipate the impact of the acquisition to full year 2018 diluted earnings per share to be dilutive.

Our fourth quarter 2018 business outlook anticipates a pre-tax charge of approximately $0.7 million, or $0.01 on an after-tax basis, related to capacity rationalization. The pre-tax charge is expected to be in cash. The full-year outlook reflects a pre-tax charge of approximately $22.0 million, or $0.40 on an after-tax basis, split roughly evenly between non-cash and cash.

Our revenues and earnings per share assumptions for the fourth quarter and full year 2018 are based on foreign exchange rates as of October 2018.  Therefore, the continued volatility in foreign exchange rates between the U.S. Dollar and the functional currencies of the markets we serve could have a further impact, positive or negative, on revenues and earnings per share relative to the business outlook for the fourth quarter and full-year as discussed above.

We anticipate total other interest income (expense), net of approximately $(1.2) million for the fourth quarter and $(3.7) million for the full year 2018. The amounts in the other interest income (expense), net, however, exclude the potential impact of any future foreign exchange gains or losses.

We expect a further reduction in our full-year 2018 effective tax rate compared to what was provided in our August 2018 outlook due largely to discrete benefits in the third quarter of 2018.

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

Our Board of Directors authorized us to purchase up to 10.0 million shares of our outstanding common stock (the “2011 Share Repurchase Program”) on August 18, 2011, as amended on March 16, 2016.  A total of 5.3 million shares have been repurchased under the 2011 Share Repurchase Program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price, management discretion and general market conditions. The 2011 Share Repurchase Program has no expiration date.

During the nine months ended September 30, 2018, cash increased $89.5 million from operating activities, $27.0 million from proceeds from issuance of long-term debt and $0.7 million from other investing and financing activities. This increase was offset by $220.0 million used to repay long-term debt, $36.9 million used for capital expenditures, $21.8 million of cash paid for acquisitions, an $8.1 million purchase of intangible assets, a $5.0 million investment in equity method investees and $3.7 million to repurchase common stock for tax withholding on equity awards, resulting in a $186.5 million decrease in available cash, cash equivalents and restricted cash (including the unfavorable effects of foreign currency exchange rates on cash, cash equivalents and restricted cash of $8.2 million).

Net cash flows provided by operating activities for the nine months ended September 30, 2018 were $89.5 million, compared to $118.4 million for the comparable period in 2017. The $28.9 million decrease in net cash flows from operating activities was due to a $17.4 million decrease in net income, a net decrease of $9.5 million in cash flows from assets and liabilities and a $2.0 million decrease in non-cash reconciling items such as depreciation, amortization, impairment and deferred income tax provision (benefit). The $9.5 million decrease in 2018 from 2017 in cash flows from assets and liabilities was principally a result of an $8.9 million increase in accounts receivable, a $4.1 million decrease in deferred revenue and a $1.9 million increase in other assets, partially offset by a $4.5 million increase in other liabilities and a $0.9 million decrease in taxes receivable, net. The $8.9 million increase in the change in accounts receivable in the nine months ended September 30, 2018 over the comparable period in 2017 was primarily due to the timing of billings and collections.

Capital expenditures, which are generally funded by cash generated from operating activities, available cash balances and borrowings available under our credit facilities, were $36.9 million for the nine months ended September 30, 2018, compared to $48.4 million for the comparable period in 2017, a decrease of $11.5 million. In 2018, we anticipate capital expenditures in the range of $45.0 million to $47.0 million, primarily for maintenance, new seat additions, facility upgrades and systems infrastructure.

On May 12, 2015, we entered into a $440 million revolving credit facility (the “Credit Agreement”) with a group of lenders and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent, Swing Line Lender and Issuing Lender (“KeyBank”). The Credit Agreement is subject to certain borrowing limitations and includes certain customary financial and restrictive covenants.  At September 30, 2018, we were in compliance with all loan requirements of the Credit Agreement and had $82.0 million of outstanding borrowings under this facility.

Our Credit Agreement had an average daily utilization of $101.1 million and $267.0 million during the three months ended September 30, 2018 and 2017, respectively, and $107.5 million and $267.0 million during the nine months ended September 30, 2018 and 2017, respectively. During the three months ended September 30, 2018 and 2017, the related interest expense, including the commitment fee and excluding the amortization of deferred loan fees, was $0.9 million and $1.8 million, respectively, which represented weighted average interest rates of 3.6% and 2.6%, respectively.  During the nine months ended September 30, 2018 and 2017, the related interest expense, including the commitment fee and excluding the amortization of deferred loan fees, was $2.8 million and $4.8 million, respectively, which represented weighted average interest rates of 3.6% and 2.4%, respectively.

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

We received assessments for the Canadian 2003-2009 audit. Requests for Competent Authority Assistance were filed with both the Canadian Revenue Agency and the U.S. Internal Revenue Service and we paid mandatory security deposits to Canada as part of this process of approximately $13.8 million. As of June 30, 2017, we determined that all material aspects of the Canadian audit were effectively settled pursuant to ASC 740, Income Taxes.  As a result, we recognized a net income tax benefit of $1.2 million and the deposits were netted against the anticipated liability at that time.  During the nine months ended September 30, 2018, we finalized procedures ancillary to the Canadian audit and recognized an additional $2.8 million income tax benefit due to the elimination of certain penalties, interest and assessed withholding taxes.

With the effective settlement of the Canadian audit, we have no significant tax jurisdictions under audit; however, we are currently under audit in several tax jurisdictions.  We believe we are adequately reserved for the remaining audits and their resolution is not expected to have a material impact on our financial condition and results of operations.

The 2017 Tax Reform Act provides for a one-time transition tax based on our undistributed foreign earnings on which we previously had deferred U.S. income taxes.  We recorded a $28.3 million provisional liability, which is net of $5.0 million of available tax credits, for our one-time transition tax.  As of September 30, 2018, $2.0 million of the provisional liability was netted in “Income taxes receivable” and $3.8 million was included in “Income taxes payable” as of December 31, 2017 in the accompanying Condensed Consolidated Balance Sheets. As of September 30, 2018 and December 31, 2017, $20.4 million and $24.5 million, respectively, of the long-term provisional liability were included in “Long-term income tax liabilities” in the accompanying Condensed Consolidated Balance Sheets. This transition tax liability will be paid over the next eight years.  As of December 31, 2017, no additional income taxes have been provided for any remaining outside basis difference inherent in our investments in our foreign subsidiaries as these amounts continue to be indefinitely reinvested in foreign operations.

On November 1, 2018, we closed a definitive Share Purchase Agreement to acquire all the outstanding shares of Symphony for GBP 52.6 million ($67.9 million). The Company paid GBP 44.6 million ($57.6 million) at the closing of the transaction on November 1, 2018 using cash on hand as well as $31.0 million of additional borrowings under our Credit Agreement. The remaining GBP 8.0 million ($10.3 million) of purchase price has been deferred and will be paid in equal installments over the next three years. Symphony, headquartered in London, England, is a leading global pure-play and best-of-breed provider of robotic process automation (“RPA”) services. Symphony is a premier provider to blue chip clients, offering RPA consulting, implementation, hosting and managed services. Approximately 200 people strong, Symphony has one of the largest independent global teams of Intelligent Automation experts. With a proven track record of success in automating thousands of front, middle and back-office processes at marquee brands, Symphony serves numerous industries globally, including financial services, healthcare, business services, manufacturing, consumer products, communications, media and entertainment.

As of September 30, 2018, we had $157.3 million in cash and cash equivalents, of which approximately 86.4%, or $135.9 million, was held in international operations. As a result of the 2017 Tax Reform Act, most of these funds will not be subject to additional taxes if repatriated to the United States. There are circumstances where we may be unable to repatriate some of the cash and cash equivalents held by our international operations due to country restrictions.

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

Off-Balance Sheet Arrangements and Other

As of September 30, 2018, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Contractual Obligations

During the nine months ended September 30, 2018, we repaid $193.0 million, net, of long-term debt outstanding under our Credit Agreement, primarily using funds repatriated from our foreign subsidiaries, resulting in a remaining outstanding debt balance of $82.0 million.

See Note 1, Overview and Basis of Presentation, in the accompanying “Notes to Condensed Consolidated Financial Statements” for information related to the WhistleOut acquisition completed on July 9, 2018.

See Note 13, Commitments and Loss Contingency, in the accompanying “Notes to Condensed Consolidated Financial Statements” for operating leases and purchase obligations entered into in the normal course of business during the nine months ended September 30, 2018.

See Note 19, Subsequent Event, to the accompanying “Notes to Condensed Consolidated Financial Statements” for information related to the Symphony acquisition completed on November 1, 2018.

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

The adoption of ASC 606 did not result in a material change to our “Recognition of Revenues” critical accounting estimate.  See Note 2, Revenues, in the accompanying “Notes to Condensed Consolidated Financial Statements” for further information on the adoption of ASC 606.

New Accounting Standards Not Yet Adopted

See Note 1, Overview and Basis of Presentation, in the accompanying “Notes to Condensed Consolidated Financial Statements” for information related to recent accounting pronouncements.

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

In order to hedge a portion of our anticipated revenues denominated in USD and EUR, we had outstanding forward contracts and options as of September 30, 2018 with counterparties through December 2019 with notional amounts totaling $185.2 million. As of September 30, 2018, we had net total derivative liabilities associated with these contracts with a fair value of $2.6 million. If the USD was to weaken against the PHP and CRC and the EUR was to weaken against the HUF and RON by 10% from current period-end levels, we would incur a loss of approximately $16.2 million on the underlying exposures of the derivative instruments. However, this loss would be mitigated by corresponding gains on the underlying exposures.

We had outstanding forward exchange contracts as of September 30, 2018 with notional amounts totaling $5.9 million that are not designated as hedges. The purpose of these derivative instruments is to protect against FX volatility pertaining to intercompany receivables and payables, and other assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies.  As of September 30, 2018, the fair value of these derivatives was a net liability of $0.3 million. The potential loss in fair value at September 30, 2018, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $1.3 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.

We had embedded derivative contracts with notional amounts totaling $12.1 million that are not designated as hedges. As of September 30, 2018, the fair value of these derivatives was a net liability of $0.4 million. The potential loss in fair value at September 30, 2018, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $1.9 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.

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

Interest Rate Risk

Our exposure to interest rate risk results from variable rate debt outstanding under our revolving credit facility. We pay interest on outstanding borrowings at interest rates that fluctuate based upon changes in various base rates. As of September 30, 2018, we had $82.0 million in borrowings outstanding under the revolving credit facility.  Based on our level of variable rate debt outstanding during the three and nine months ended September 30, 2018, a 1.0% increase in the weighted average interest rate, which generally equals the LIBOR rate plus an applicable margin, would have had an impact of $0.3 million and $0.8 million, respectively, on our results of operations.

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

Item 4.  Controls and Procedures

As of September 30, 2018, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of September 30, 2018, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are involved in legal actions arising in the ordinary course of business. With respect to any such currently pending matters, we believe that we have adequate legal defenses and/or, when possible and appropriate, has provided adequate accruals related to those matters such that the ultimate outcome will not have a material adverse effect on our future financial position or results of operations.

Item 1A.  Risk Factors

For risk factors, see Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary of stock repurchases for the three months ended September 30, 2018 (in thousands, except average price per share). See Note 12, Earnings Per Share, of “Notes to Condensed Consolidated Financial Statements” for information regarding our stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs (1)
July 1, 2018 - July 31, 2018	-	$-	-	4,748
August 1, 2018 - August 31, 2018	-	$-	-	4,748
September 1, 2018 - September 30, 2018	-	$-	-	4,748
Total	-		-	4,748

(1) The total number of shares approved for repurchase under the 2011 Share Repurchase Program dated August 18, 2011, as amended on March 16, 2016, is 10.0 million. The 2011 Share Repurchase Program has no expiration date.

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

SYKES ENTERPRISES, INCORPORATED
(Registrant)

Date: November 6, 2018	By:	/s/ John Chapman
John Chapman
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)