Form 10-K
period 2018-12-31
SYKES ENTERPRISES INC
filed 2019-02-26
CIK 1010612

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended December 31, 2018

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

Yes ☒                           No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒                           No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

Yes ☐                           No ☒

The aggregate market value of the shares of voting common stock held by non-affiliates of the Registrant computed by reference to the closing sales price of such shares on the NASDAQ Global Select Market on June 30, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, was $1,185,240,552.

As of February 7, 2019, there were 42,777,546 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Documents	Form 10-K Reference
Portions of the Proxy Statement for the year 2019 Annual Meeting of Shareholders	Part III Items 10–14

PART I

Item 1. Business

General

Sykes Enterprises, Incorporated and consolidated subsidiaries (“SYKES,” “our,” “us” or “we”) is a leading provider of multichannel demand generation and global customer engagement solutions and services.  SYKES provides differentiated full lifecycle customer engagement solutions and services primarily to Global 2000 companies and their end customers principally in the financial services, communications, technology, transportation & leisure and healthcare industries. Our differentiated full lifecycle management services platform effectively engages customers at every touchpoint within the customer journey, including digital marketing and acquisition, sales expertise, customer service, technical support and retention, many of which can be optimized by a suite of robotic process automation (“RPA”) and artificial intelligence (“AI”) solutions. We serve our clients through two geographic operating regions: the Americas (United States, Canada, Latin America, Australia and the Asia Pacific Rim) and EMEA (Europe, the Middle East and Africa). Our Americas and EMEA regions primarily provide customer engagement solutions and services with an emphasis on inbound multichannel demand generation, customer service and technical support to our clients’ customers. These services are delivered through multiple communication channels including phone, e-mail, social media, text messaging, chat and digital self-service. We also provide various enterprise support services in the United States that include services for our clients’ internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, we also provide fulfillment services, which include order processing, payment processing, inventory control, product delivery and product returns handling. (See Note 25, Segments and Geographic Information, of the accompanying “Notes to Consolidated Financial Statements” for further information on our segments.) Additionally, through our acquisition of RPA provider Symphony Ventures Ltd (“Symphony”) coupled with our investment in AI through XSell Technologies, Inc. (“XSell”), we also provide a suite of solutions such as consulting, implementation, hosting and managed services that optimizes our differentiated full lifecycle management services platform. Our complete service offering helps our clients acquire, retain and increase the lifetime value of their customer relationships. We have developed an extensive global reach with customer engagement centers across six continents, including North America, South America, Europe, Asia, Australia and Africa. We deliver cost-effective solutions that generate demand, enhance the customer service experience, promote stronger brand loyalty, and bring about high levels of performance and profitability.

SYKES was founded in 1977 in North Carolina and we moved our headquarters to Florida in 1993. In March 1996, we changed our state of incorporation from North Carolina to Florida. Our headquarters are located at 400 North Ashley Drive, Suite 2800, Tampa, Florida 33602, and our telephone number is (813) 274-1000.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as well as our proxy statements and other materials which are filed with, or furnished to, the Securities and Exchange Commission (“SEC”) are made available, free of charge, on or through our internet website at www.sykes.com by first clicking on “Company,” then “Investor Relations” and then on “SEC Filings” under the heading “Financial Reports & Filings” as soon as reasonably practicable after they are filed with, or furnished to, the SEC.

Recent Developments

Americas 2018 Exit Plan

During the second quarter of 2018, we initiated a restructuring plan to streamline excess capacity through targeted seat reductions (the “Americas 2018 Exit Plan”) in an on-going effort to manage and optimize capacity utilization. The Americas 2018 Exit Plan includes, but is not limited to, closing customer contact management centers and consolidating leased space in various locations in the U.S. and Canada. We finalized the remainder of the site closures under the Americas 2018 Exit Plan as of December 2018.

The actions impacted approximately 5,000 seats, all of which were rationalized as of December 31, 2018. Approximately $25.3 million in annualized gross savings resulted from the 2018 site closures, primarily related to reduced general and administrative costs and lower depreciation expense.

See Note 4, Costs Associated with Exit and Disposal Activities, in the accompanying “Notes to Consolidated Financial Statements” for further information.

U.S. 2017 Tax Reform Act

On December 20, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Reform Act”) was approved by Congress and received presidential approval on December 22, 2017. In general, the 2017 Tax Reform Act reduced the United States (“U.S.”) corporate income tax rate from 35% to 21%, effective in 2018. The 2017 Tax Reform Act moved from a worldwide business taxation approach to a participation exemption regime. The 2017 Tax Reform Act also imposed base-erosion prevention measures on non-U.S. earnings of U.S. entities, as well as a one-time mandatory deemed repatriation tax on accumulated non-U.S. earnings. The impact of the 2017 Tax Reform Act on our consolidated financial results began with the fourth quarter of 2017, the period of enactment. This impact, along with the transitional taxes discussed in Note 20, Income Taxes, in the accompanying “Notes to Consolidated Financial Statements” is reflected in the Other segment.

Acquisitions

On November 1, 2018, we completed the acquisition of Symphony Ventures Ltd. Symphony provides RPA services, offering RPA consulting, implementation, hosting and managed services for front, middle and back-office processes. Of the total purchase price of GBP 52.5 million ($67.6 million), GBP 44.6 million ($57.6 million) was paid upon closing using cash on hand as well as $31.0 million of additional borrowings under our credit agreement, while the present value of the remaining GBP 7.9 million ($10.0 million) of the purchase price has been deferred and will be paid in equal installments over the next three years. The results of Symphony’s operations have been reflected in our consolidated financial statements since November 1, 2018.

On July 9, 2018, we completed the acquisition of WhistleOut Pty Ltd and WhistleOut Inc. (together, “WhistleOut”).  WhistleOut is a consumer comparison platform focused on mobile, broadband and pay TV services, principally across Australia and the U.S. The acquisition broadens our digital marketing capabilities geographically and extends our home services product portfolio. The total purchase price of AUD 30.2 million ($22.4 million) was funded by borrowings under our credit agreement.  The results of WhistleOut’s operations have been reflected in our consolidated financial statements since July 9, 2018.

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

In April 2016, we completed the acquisition of Clear Link Holdings, LLC (“Clearlink”), pursuant to a definitive agreement and plan of merger, dated March 6, 2016. Clearlink is an inbound demand generation and sales conversion platform.  The total purchase price of $207.9 million was funded by borrowings under our credit agreement. The results of Clearlink’s operations have been reflected in our consolidated financial statements since April 1, 2016.

Industry Overview

The customer engagement solutions and services industry – which includes services such as digital marketing and demand generation, customer acquisition, customer support and customer retention – is highly fragmented and significant in size. According to Everest Group, an industry research firm, the total size of the customer engagement solutions and services industry worldwide measured in terms of the U.S dollar was estimated between $320 billion and $350 billion in 2017. Of the total size of the industry worldwide, approximately 26% was outsourced to third-party engagement centers with the remaining 74% utilizing in-house engagement centers. In 2018, the outsourced portion of the customer engagement solutions and services industry worldwide was estimated to be between $84 billion and $86 billion, growing at rate of approximately 4% from 2016 to 2018.

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

To address these needs, we offer multichannel demand generation and comprehensive global customer engagement solutions and services that leverage brick-and-mortar and at-home agent delivery infrastructure as well as digital self-service, RPA and AI capabilities.  We provide consistent high-value support for our clients’ customers across the globe in a multitude of languages, leveraging our dynamic, secure communications infrastructure and our global footprint that reaches across 21 countries. This global footprint includes established brick-and-mortar operations in both onshore and offshore geographies where companies have access to high-quality customer engagement solutions at lower costs compared to other markets.  We further complement our brick-and-mortar global delivery model with a highly differentiated and ready-made best-in-class at-home agent delivery model.  In addition, we provide digital self-service customer support that differentiates our go-to-market strategy as it expands options for companies to best service their customers in their channel of choice to deliver an “effortless customer experience.”  By working in partnership with outsourcers, companies can ensure that the crucial task of acquiring, growing and retaining their customer base is addressed while creating operating flexibility, enabling focus on their core competencies, ensuring service excellence and execution, achieving cost savings through a variable cost structure, leveraging scale, entering niche markets speedily, and efficiently allocating capital within their organizations.

Business Strategy

Broadly speaking, our value proposition to our clients is that of a trusted partner, which provides a comprehensive suite of RPA and AI enabled differentiated full lifecycle multichannel demand generation and global customer engagement solutions and services primarily to Global 2000 companies that drive customer acquisition, differentiation, brand loyalty and increased lifetime value of end customer relationships. By outsourcing their customer acquisition and service solutions to us, clients are able to achieve exceptional customer experience and drive tangible business impact with greater operational flexibility, enhanced revenues, lower operating costs and faster speed to market, all of which are at the center of our value proposition. At a tactical level, we deliver on this value proposition through consistent delivery of operational and client excellence. Our business strategy is to leverage this value proposition in order to capitalize on and increase our share of the large and underpenetrated addressable market opportunity for customer engagement solutions and services worldwide. We believe through successful execution of our business strategy, we could generate a healthy level of revenue growth and drive targeted long-term operating margins. To deliver on our long-term growth potential and operating margin objectives, we need to manage the key levers of our business strategy, the principles of which include the following:

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

Increasing Share of Seats Within Existing Clients and Winning New Clients. We provide customer engagement solutions and services to primarily Global 2000 companies. With this large target market, we have the opportunity to grow our client base. We strive to achieve this by winning a greater share of our clients’ in-house seats as well as gaining share from our competitors by providing consistently high-quality service as clients continue to consolidate their vendor base. In addition, as we further integrate the recently-acquired RPA and AI capabilities with digital marketing and leverage it across our brick-and-mortar and at-home agent delivery platforms both domestically and internationally within our vertical markets mix, we plan to win new clients as a way to broaden our base of growth.

Diversifying Verticals and Expanding Service Lines.  To mitigate the impact of any negative economic and product cycles on our growth rate, we continue to seek ways to diversify into verticals and service lines that have countercyclical features and healthy growth rates.  We are targeting the following verticals for growth:  financial services, communications, technology, transportation & leisure, healthcare, and other, which includes retail.  These verticals cover various business lines, including credit card/consumer fraud protection, gaming, wireless services, broadband, media, retail banking, peer-to-peer lending, consumer and high-end enterprise tech support, telemedicine and soft and hard goods online and through brick and mortar retailers.

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

Broadening At-Home Agent and Brick-and-Mortar Global Delivery Footprint. Just as increased capacity utilization rates and increased seat capacity are key drivers of our revenues and profitability growth, where we deploy both the seat capacity and the at-home agent delivery platform geographically is also important. By broadening and continuously strengthening our brick-and-mortar global delivery footprint and our at-home agent delivery platform, we believe we are able to meet both our existing and new clients’ customer engagement needs globally as they enter new markets. At the end of 2018, our global delivery brick-and-mortar footprint spanned 21 countries while our at-home agent delivery platform now increasingly spans EMEA, building on our existing presence in 40 states and ten provinces within the U.S. and Canada, respectively.

Creating Value-Added Service Enhancements.  To improve both revenue and margin expansion, we intend to continue to introduce new service offerings and add-on enhancements.  Digital marketing and demand generation, multilingual customer support, digital self-service support, back office services, RPA and AI are examples of horizontal service offerings, while data analytics and process improvement products are examples of add-on enhancements.  Additionally, with the proliferation of on-line communities, such as Facebook and Twitter, we continue to make on-going investments in our social media service offerings, which can be leveraged across both our brick-and-mortar and at-home agent delivery platforms.

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

Continue to Grow Our Business Organically, through Strategic Investments and Partnerships, and through Acquisitions. We have grown our customer engagement solutions and services utilizing a combination of internal organic growth, strategic investments and partnerships, and external acquisitions. Our organic growth, partnership and acquisition strategies are to target markets, clients, verticals, delivery geographies and service mix that will expand our addressable market opportunity, and thus drive our organic growth.  Entry into the Philippines, El Salvador, Romania and Colombia are examples of how we leveraged these delivery geographies to further penetrate our base of both existing and new clients, verticals and service mix in order to drive organic growth. While the Alpine Access, Inc. (“Alpine”), Qelp B.V. (“Qelp”), Clearlink and Symphony acquisitions are examples of how we used acquisitions to augment our service offerings and differentiate our delivery model, the ICT Group, Inc. (“ICT”) acquisition is an example of how we used an acquisition to gain overall size and critical mass in key verticals, clients and geographies.  In 2017, we also made a strategic investment of $10.0 million in XSell for 32.8% of XSell’s preferred stock.  XSell optimizes the sales performance capabilities of a broader base of agents as compared to what has historically been an extremely narrow base by leveraging machine learning and AI algorithms.  As customer contact programs increasingly incorporate up-selling and cross-selling, and measures based on sales conversion, XSell’s targeted offering can be leveraged across both chat and voice channels, across traditional customer contact management opportunities, and the Clearlink platform to enhance sales performance and conversion on behalf of our clients.

Services

We specialize in providing differentiated full lifecycle customer engagement solutions and services primarily to Global 2000 companies and their end customers at key touchpoints on a global basis. These services include digital marketing, demand generation, customer acquisition, customer support, technical support, up-sell/cross-sell and retention.  Our comprehensive customer engagement solutions and services are provided through two reportable segments — the Americas and EMEA. The Americas region, representing 81.9% of consolidated revenues in 2018, includes the United States, Canada, Latin America, Australia and the Asia Pacific Rim. The sites within Latin America and the Asia Pacific Rim are included in the Americas region as they provide a significant service delivery vehicle for U.S.-based companies that are utilizing our customer engagement solutions and services in these locations to support their customer care needs. In addition, the Americas region also includes revenues from our at-home agent delivery solution, which serves markets in both the U.S. and Canada. The EMEA region, representing 18.1% of consolidated revenues in 2018, includes Europe, the Middle East and Africa. See Note 25, Segments and Geographic Information, of the accompanying “Notes to Consolidated Financial Statements” for further information on our segments. The following is a description of our customer engagement solutions and services:

Outsourced Customer Engagement Solutions and Services. Our outsourced customer engagement solutions and services represented approximately 99.0% of total 2018 consolidated revenues. Each year, we handle over 250 million customer engagements including phone, e-mail, social media, text messaging, chat and digital self-service support throughout the Americas and EMEA regions. We provide these services utilizing our advanced technology infrastructure, human resource management skills and industry experience. These services include:

•

Customer care — Customer care contacts primarily include handling billing inquiries and claims, activating customer accounts, resolving complaints, cross-selling/up-selling, prequalifying and warranty management, providing health information and dispatching roadside assistance;

•

Technical support — Technical support contacts primarily include support around complex networks, hardware and software, communications equipment, internet access technology and internet portal usage; and

•

Customer acquisition — Our customer acquisition services are focused around digital marketing, multichannel demand generation, inbound up-selling and sales conversion, as well as some outbound selling of our clients’ products and services.

We provide these services, primarily inbound customer calls, in many languages through our extensive global network of customer engagement centers. In addition, we augment those inbound calls with the option of digital self-service customer support.  Our technology infrastructure and managed service solutions allow for effective distribution of calls to one or more centers. These technology offerings provide our clients and us with the leading-edge tools needed to maximize quality and customer satisfaction while controlling and minimizing costs.

Robotic Process Automation. In Europe and the U.S., we offer a suite of solutions such as consulting, implementation, hosting and managed services under the heading of RPA to help clients drive efficiency in their back-office workflow. RPA can also help clients further reduce the cost of customer engagement services and solutions by automating processes such as on-boarding, off-boarding and agents navigating multiple systems.

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

Operations

Customer Engagement Centers. We operate across 21 countries in 72 customer engagement centers, which breakdown as follows: 25 centers across EMEA, 20 centers in the United States, one center in Canada, three centers in Australia and 23 centers offshore, including the People’s Republic of China, the Philippines, Costa Rica, El Salvador, India, Mexico, Brazil and Colombia. In addition to our customer engagement centers, we employ approximately 5,830 at-home customer engagement agents across 40 states in the U.S., across ten provinces in Canada and in several locations across EMEA.

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

Robotic Process Automation. We have a total of approximately 200 RPA consultants, sales and marketing associates operating through offices in South Asia, Europe, North America and Latin America.

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

Clients

We provide service to clients from our locations in the United States, Canada, Latin America, Australia, the Asia Pacific Rim, Europe, the Middle East and Africa. These clients are Global 2000 corporations, medium-sized businesses and public institutions, which span the financial services, communications, technology, transportation & leisure, healthcare and other industries. Revenue by industry vertical for 2018, as a percentage of our consolidated revenues, was 30% for financial services, 26% for communications, 19% for technology, 8% for transportation & leisure, 5% for healthcare and 12% for all other verticals, including retail and utilities. We believe our globally recognized client base presents opportunities for further cross marketing of our services.

Total revenues by segment from AT&T Corporation, a major provider of communication services for which we provide various customer support services, were as follows (in thousands):

	Years Ended December 31,
	2018		2017		2016
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$164,793	12.4%	$220,010	16.6%	$239,033	19.6%
EMEA	179	0.1%	—	0.0%	—	0.0%
	$164,972	10.1%	$220,010	13.9%	$239,033	16.4%

We have multiple distinct contracts with AT&T spread across multiple lines of businesses, which expire at varying dates between 2019 and 2021. We have historically renewed most of these contracts. However, there is no assurance that these contracts will be renewed, or if renewed, will be on terms as favorable as the existing contracts. Each line of business is governed by separate business terms, conditions and metrics. Each line of business also has a separate decision maker such that a loss of one line of business would not necessarily impact our relationship with the client and decision makers on other lines of business. The loss of (or the failure to retain a significant amount of business with) any of our key clients, including AT&T, could have a material adverse effect on our performance. Many of our contracts contain penalty provisions for failure to meet minimum service levels and are cancelable by the client at any time or on short notice. Also, clients may unilaterally reduce their use of our services under our contracts without penalty.

Total revenues by segment from our next largest client, which was in the financial services vertical in each of the years, were as follows (in thousands):

	Years Ended December 31,
	2018		2017		2016
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$105,852	8.0%	$109,475	8.3%	$90,508	7.4%
EMEA	—	0.0%	—	0.0%	—	0.0%
	$105,852	6.5%	$109,475	6.9%	$90,508	6.2%

Other than AT&T, total revenues by segment of our clients that each individually represents 10% or greater of that segment’s revenues in each of the years were as follows (in thousands):

	Years Ended December 31,
	2018		2017		2016
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$—	0.0%	$—	0.0%	$—	0.0%
EMEA	104,856	35.5%	104,829	40.3%	96,115	40.2%
	$104,856	6.4%	$104,829	6.6%	$96,115	6.6%

Our top ten clients accounted for approximately 44.2%, 46.9% and 49.2% of our consolidated revenues during the years ended December 31, 2018, 2017 and 2016, respectively.

Competition

The industry in which we operate is global, highly fragmented and extremely competitive. While many companies provide customer engagement solutions and services, we believe no one company is dominant in the industry.

In most cases, our principal competition stems from our existing and potential clients’ in-house customer engagement operations. When it is not the in-house operations of a client or potential client, our public and private direct competition includes [24]7.ai, Alorica, Arise, Atento, Concentrix, Groupe Acticall/Sitel, iQor, LiveOps, StarTek, Sutherland, Teleperformance, TTEC, Transcom and Working Solutions, as well as the customer care arm of such companies as Accenture, Conduent, Infosys, Tech Mahindra and Wipro, among others. There are other numerous and varied providers of such services, including firms specializing in various CRM consulting, other customer engagement solutions providers, niche or large market companies, as well as product distribution companies that provide fulfillment services. Some of these companies possess substantially greater resources, greater name recognition and a more established customer base than we do.

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

Intellectual Property

The success of our business depends, in part, on our proprietary technology and intellectual property. We rely on a combination of intellectual property laws and contractual arrangements to protect our intellectual property. We and our subsidiaries have registered various trademarks and service marks in the U.S. and/or other countries, including SYKES®, REAL PEOPLE. REAL SOLUTIONS®, SYKES HOME®, SCIENCE OF SERVICE®, TALENTSPROUT®, SECURE TALK®, CLEARLINK®, BUYCALLS®, A SECURE LIFE®, LEADAMP®, TRUE PROTECT®, SAFEWISE®, USDIRECT®, PORTENT®, BIGLOCAL®, RAINGAGE®, TERMLIFE2GO®, HOW TO BUY HAPPY®, and WHISTLEOUT®. The duration of trademark and service mark registrations varies from country to country but may generally be renewed indefinitely as long as the marks are in use and their registrations are properly maintained. We have a pending U.S. patent application that relates to a system and method of analysis and recommendation for distributed employee management and digital collaboration, a pending U.S. patent application that relates to foundational analytics enabling digital transformations, and a pending U.S. patent application that relates to systems and methods for secure authentication to computer networks and virtual work environment setup. Our subsidiary, Alpine, was issued U.S. Patent No. 8,565,413 in 2013, which relates to a system and method for establishment and management of a remote agent engagement center. Alpine was also issued U.S. Patent No. 9,100,484 in 2015, which relates to a secure call environment.

Employees

As of January 31, 2019, we had approximately 51,600 employees worldwide, including 36,620 customer engagement agents handling technical and customer support inquiries at our centers, 5,830 at-home customer engagement agents handling technical and customer support inquiries, 8,830 in management, administration, information technology, finance, sales and marketing roles, 200 in RPA, 100 in fulfillment services and 20 in enterprise support services. Our employees, with the exception of approximately 1,600 employees in Brazil and various European countries, are not union members and we have never suffered a material interruption of business as a result of a labor dispute. We consider our relations with our employees worldwide to be satisfactory.

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

Executive Officers

The following table provides the names and ages of our executive officers, and the positions and offices currently held by each of them:

Name	Age	Principal Position
Charles E. Sykes	56	President and Chief Executive Officer and Director
John Chapman	52	Executive Vice President and Chief Financial Officer
Lawrence R. Zingale	62	Executive Vice President and General Manager
Jenna R. Nelson	55	Executive Vice President, Human Resources
David L. Pearson	60	Executive Vice President and Chief Information Officer
James T. Holder	60	Executive Vice President, General Counsel and Corporate Secretary
William N. Rocktoff	56	Senior Vice President and Corporate Controller

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

David L. Pearson joined SYKES in February 1997 as Vice President, Engineering, and was named Vice President, Technology Systems Management, in 2000 and Senior Vice President and Chief Information Officer in August 2004.  In May 2010, he was named Executive Vice President and Chief Information Officer. Prior to SYKES, Mr. Pearson held various engineering and technical management roles over a fifteen-year period, including eight years at Compaq Computer Corporation and five years at Texas Instruments.

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

William N. Rocktoff, C.P.A., joined SYKES in August 1997 as Corporate Controller and was named Treasurer and Corporate Controller in December 1999, Vice President and Corporate Controller in March 2002 and Global Vice

President in January 2011. In June 2017, he was named Senior Vice President and Corporate Controller. From November 1989 to August 1997, Mr. Rocktoff held various financial positions, including Corporate Controller, at Kimmins Corporation.

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

We derive a substantial portion of our revenues from a few key clients. Our top ten clients accounted for approximately 44.2% of our consolidated revenues in 2018.  The loss of (or the failure to retain a significant amount of business with) any of our key clients could have a material adverse effect on our business, financial condition and results of operations. Many of our contracts contain penalty provisions for failure to meet minimum service levels and are cancelable by the client at any time or on short-term notice. Also, clients may unilaterally reduce their use of our services under these contracts without penalty. Thus, our contracts with our clients do not ensure that we will generate a minimum level of revenues.

Cyber-attacks as well as improper disclosure or control of personal information could result in liability and harm our reputation, which could adversely affect our business and results of operations.

Our business is heavily dependent upon our computer and voice technologies, systems and platforms.  Attacks on any of those, hosted on-premise or by third-parties, could disrupt the normal operations of our engagement centers and impede our ability to provide critical services to our clients, thereby subjecting us to liability under our contracts.  Additionally, our business involves the use, storage and transmission of information about our employees, our clients and customers of our clients. While we take measures to protect the security of, and unauthorized access to, our systems, as well as the privacy of personal and proprietary information, it is possible that our security controls over our systems, as well as other security practices we follow, may not prevent the improper access to or disclosure of personally identifiable or proprietary information. We also rely on the control environments of the third-parties who provide hosting and cloud-based services to protect this information.  Such disclosure could harm our reputation and subject us to liability under our contracts and laws that protect personal data, resulting in increased costs or loss of revenue. Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions and countries in which we provide services.

The European Union’s (“EU”) General Data Protection Regulation (“GDPR”) requires EU member states to meet stringent requirements regarding the handling of personal data.  Failure to meet the GDPR requirements could result in substantial penalties of up to the greater of €20 million or 4% of global annual revenue of the preceding financial year. Additionally, compliance with the GDPR resulted in operational costs to implement procedures corresponding to legal rights granted under the law. Although the GDPR applies across the EU without a need for local implementing legislation, local data protection authorities have the ability to interpret the GDPR through so-called opening clauses, which permit region-specific data protection legislation and have the potential to create inconsistencies on a country-by-country basis.

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

Although we have engagement centers in many locations throughout the world, we have a concentration of centers in certain geographies outside of the U.S. and Canada, specifically the Philippines and Latin America.  Our concentration of operations in those geographies is a result of our ability to access significant numbers of employees with certain language and other skills at costs that are advantageous.  However, the concentration of business activities in any geographical area creates risks which could harm operations and our financial condition.  Certain risks, such as natural disasters, armed conflict and military or civil unrest, political instability and disease transmission, as well as the risk of interruption to our delivery systems, is magnified when the realization of these, or any other risks, would affect a large portion of our business at once, which may result in a disproportionate increase in operating costs.

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

Our business is labor-intensive and therefore wages, employee benefits and employment taxes constitute the largest component of our operating expenses. As a result, expansion of our business is dependent upon our ability to find cost-effective locations in which to operate, both domestically and internationally. Some of our customer engagement centers are located in countries that have experienced inflation and rising standards of living, which requires us to increase employee wages. In addition, collective bargaining is being utilized in an increasing number of countries in which we currently, or may in the future, desire to operate.  Collective bargaining may result in material wage and benefit increases.  If wage rates and benefits increase significantly in a country where we maintain customer engagement centers, we may not be able to pass those increased labor costs on to our clients, requiring us to search for other cost-effective delivery locations.  Additionally, some of our customer engagement centers are located in jurisdictions subject to minimum wage regulations, which may result in increased wages in the future. There is no assurance that we will be able to find such cost-effective locations, and even if we do, the costs of closing delivery locations and opening new customer engagement centers can adversely affect our financial results.

Risks Related to Our International Operations

Our international operations and expansion involve various risks.

We intend to continue to pursue growth opportunities in markets outside the United States. At December 31, 2018, our international operations were conducted from 39 customer engagement centers located in Australia, Cyprus, Denmark, Egypt, Finland, Germany, Hungary, India, Norway, the People’s Republic of China, the Philippines, Romania, Scotland and Sweden. Revenues from these international operations for the years ended December 31, 2018, 2017, and 2016, were 36.8%, 36.1%, and 36.8% of consolidated revenues, respectively. We also conduct business from 12 customer engagement centers located in Brazil, Canada, Colombia, Costa Rica, El Salvador and Mexico. International operations are subject to certain risks common to international activities, such as changes in foreign governmental regulations, tariffs and taxes, import/export license requirements, the imposition of trade barriers, difficulties in staffing and managing international operations, political uncertainties, longer payment cycles, possible greater difficulties in accounts receivable collection, economic instability as well as political and country-specific risks.

We have been granted tax holidays in the Philippines, Colombia, Costa Rica and El Salvador that expire at varying dates from 2019 through 2028. In some cases, the tax holidays expire without possibility of renewal. In other cases, we expect to renew these tax holidays, but there are no assurances from the respective foreign governments that they will renew them. This could potentially result in adverse tax consequences, the impact of which is not practicable to estimate due to the inherent complexity of estimating critical variables such as long-term future profitability, tax regulations and rates in the multi-national tax environment in which we operate. Any one or more of these factors could have an adverse effect on our international operations and, consequently, on our business, financial condition and results of operations.  The tax holidays decreased the provision for income taxes by $4.1 million, $3.0 million and $3.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The 2017 Tax Reform Act requires companies to pay a one-time transition tax on earnings of foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign-sourced earnings.  We recognized a provisional amount of $32.7 million, which is included as a component of “Income taxes” in the accompanying Consolidated Statement of Operations for the year ended December 31, 2017.  The Company recorded a $0.2 million decrease to the provisional amounts during the year ended December 31, 2018 upon finalization of the calculation.

As of December 31, 2018, we had cash balances of approximately $115.7 million held in international operations, most of which would not be subject to additional taxes if repatriated to the United States.

We provide U.S. income taxes on the earnings of foreign subsidiaries unless they are exempted from taxation as a result of the new territorial tax system.  No additional income taxes have been provided for any remaining outside basis difference inherent in our foreign subsidiaries as these amounts continue to be indefinitely reinvested in foreign operations. Determination of any unrecognized deferred tax liability related to the outside basis difference in investments in foreign subsidiaries is not practicable due to the inherent complexity of the multi-national tax environment in which we operate.

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

Clients continue to require blended delivery models using a combination of onshore and offshore support.  Our offshore delivery locations include Brazil, Colombia, Costa Rica, El Salvador, India, Mexico, the People’s Republic of China and the Philippines, and while we have operated in global delivery markets since 1996, there can be no assurance that we will be able to successfully conduct and expand such operations, and a failure to do so could have a material adverse effect on our business, financial condition, and results of operations. The success of our offshore operations will be subject to numerous factors, some of which are beyond our control, including general and regional economic conditions, prices for our services, competition, changes in regulation and other risks. In addition, as with all of our operations outside of the United States, we are subject to various additional political, economic and market uncertainties (see “Our international operations and expansion involve various risks”). Additionally, a change in the political environment in the United States or the adoption and enforcement of legislation and regulations curbing the use of offshore customer engagement solutions and services could have a material adverse effect on our business, financial condition and results of operations.

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

Corporate tax reform, base-erosion efforts and tax transparency continue to be high priorities in many tax jurisdictions where we have business operations. As a result, policies regarding corporate income and other taxes in numerous jurisdictions are under heightened scrutiny and tax reform legislation is being proposed or enacted in a number of jurisdictions. For example, the 2017 Tax Reform Act, adopting broad U.S. corporate income tax reform has, among other things, reduced the U.S. corporate income tax rate, but also imposed base-erosion prevention measures on non-U.S. earnings of U.S. entities as well as a one-time mandatory deemed repatriation tax on accumulated non-U.S. earnings. The 2017 Tax Reform Act has affected the tax position reflected on our consolidated balance sheet and has had an impact on our consolidated financial results beginning with the fourth quarter of 2017, the period of enactment.

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

The integration of an acquired company may result in additional and unforeseen expenses, and the full amount of anticipated benefits of the integration plan may not be realized. If we are not able to adequately address these challenges, we may be unable to fully integrate the acquired operations into our own, or to realize the full amount of anticipated benefits of the integration of the companies.

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

We recorded substantial goodwill and intangible assets as a result of our recent acquisitions. We review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We assess whether there has been an impairment in the value of goodwill at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or intangible assets may not be recoverable include declines in stock price, market capitalization or cash flows and slower growth rates in our industry. We could be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or intangible assets were determined, negatively impacting our results of operations.

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

Because we are a publicly-traded company, we are subject to certain evolving and extensive federal, state and other rules and regulations relating to, among other things, assessment and maintenance of internal controls and corporate governance.  Section 404 of the Sarbanes-Oxley Act of 2002, together with rules and regulations issued by the SEC require us to furnish, on an annual basis, a report by our management (included elsewhere in this Annual Report on Form 10-K) regarding the effectiveness of our internal control over financial reporting. The report includes, among other things, an assessment of the effectiveness of our internal controls over financial reporting as of the end of our fiscal year and a statement as to whether or not our internal controls over financial reporting are effective. We must include a disclosure of any material weaknesses in our internal control over financial reporting identified by management during the annual assessment. We have in the past discovered, and may potentially in the future discover, areas of internal control over financial reporting which may require improvement. If at any time we are unable to assert that our internal controls over financial reporting are effective, or if our auditors are unable to express an opinion on the effectiveness of our internal controls, our investors could lose confidence in the accuracy and/or completeness of our financial reports, which could have an adverse effect on our stock price.

Item 1B. Unresolved Staff Comments

There are no material unresolved written comments that were received from the SEC staff 180 days or more before the year ended December 31, 2018 relating to our periodic or current reports filed under the Securities Exchange Act of 1934.

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

As of December 31, 2018, we operated one fulfillment location and 72 multi-client centers.  Our centers were located in the following countries:

Centers
Americas:
Australia	3
Brazil	1
Canada	1
Colombia	1
Costa Rica	5
El Salvador	2
India	2
Mexico	2
People's Republic of China	3
The Philippines	7
United States	20
Total Americas centers	47
EMEA:
Cyprus	1
Denmark	1
Egypt	1
Finland	1
Germany	5
Hungary	1
Norway	1
Romania	5
Scotland	4
Sweden	5
Total EMEA centers	25
Total centers	72

We believe our existing facilities, both owned and leased, are suitable and adequate to meet current requirements, and that suitable additional or substitute space will be available as needed to accommodate any physical expansion or any space required due to expiring leases not renewed.  We operate from time to time in temporary facilities to accommodate growth before new centers are available. At December 31, 2018, our centers, taken as a whole, were utilized at average capacities of approximately 71% and were capable of supporting a higher level of market demand. We had utilization of 70% and 75% in the Americas and EMEA, respectively, at December 31, 2018.

Item 3. Legal Proceedings

Information with respect to this item may be found in Note 22, Commitments and Loss Contingency, of the accompanying “Notes to Consolidated Financial Statements” under the caption "Loss Contingency," which information is incorporated herein by reference.

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

According to the records of our transfer agent as of February 1, 2019, there were approximately 780 holders of record of our common stock and we estimate there were approximately 12,900 beneficial owners.

Below is a summary of stock repurchases for the quarter ended December 31, 2018 (in thousands, except average price per share).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs (1)
October 1, 2018 - October 31, 2018	—	$—	—	4,748
November 1, 2018 - November 30, 2018	—	$—	—	4,748
December 1, 2018 - December 31, 2018	—	$—	—	4,748
Total	—		—	4,748

(1)The total number of shares approved for repurchase under the 2011 Share Repurchase Program dated August 18, 2011, as amended on March 16, 2016, is 10.0 million. The 2011 Share Repurchase Program has no expiration date.

Five-Year Stock Performance Graph

The following graph presents a comparison of the cumulative shareholder return on SYKES common stock with the cumulative total return on the NASDAQ Computer and Data Processing Services Index, the NASDAQ Telecommunications Index, the Russell 2000 Index, the S&P Small Cap 600, the Old SYKES Peer Group and the New SYKES Peer Group (as defined below). The New SYKES Peer Group is comprised of publicly traded companies that derive a substantial portion of their revenues from engagement centers, customer care businesses, have similar business models to SYKES, and are those most commonly compared to SYKES by industry analysts following SYKES. This graph assumes that $100 was invested on December 31, 2013 in SYKES common stock, the NASDAQ Computer and Data Processing Services Index, the NASDAQ Telecommunications Index, the Russell 2000 Index, the S&P Small Cap 600, the Old SYKES Peer Group and the New SYKES Peer Group, including reinvestment of dividends.

Comparison of Five-Year Cumulative Total Return (in dollars)

201320142015201620172018Sykes Enterprises, Incorporated Return %7.6131.15-6.248.97-21.37Cum $100.00107.61141.13132.32144.19113.38NASDAQ Computer and Data Processing Index  Return %6.9231.108.7340.8710.32Cum $100.00106.92140.17152.40214.68236.84NASDAQ Telecommunications Stocks Return %11.51-5.2917.5920.225.27Cum $100.00111.51105.61124.18149.29157.15Russell 2000 Index Return %4.89-4.4121.3114.65-11.01Cum $100.00104.89100.26121.63139.45124.09S&P Small cap 600 Index Return %5.76-1.9726.5613.23-8.48Cum $100.00105.76103.67131.20148.56135.96New Peer Group Return %9.3517.6315.7141.640.52Cum $100.00109.35128.63148.84210.81211.91Old Peer Group Return %5.8719.1911.6331.521.30Cum $100.00105.87126.20140.88185.28187.68

New SYKES Peer Group	Exchange & Ticker Symbol
Atento S.A.	NYSE: ATTO
StarTek, Inc.	NYSE: SRT
Teleperformance	Paris: TEP
TTEC Holdings, Inc.	NASDAQ: TTEC

We changed the SYKES Peer Group in 2018 to remove Convergys Corporation due to its acquisition by Synnex Corporation (“Synnex”) in late 2018. Synnex has not been included in our peer group as its core business of distribution, logistics and integration services for the technology industry is significantly larger than its customer engagement services business.

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

	Years Ended December 31,
(in thousands, except per share data)	2018 (2)	2017	2016	2015	2014
Income Statement Data: (1)
Revenues	$1,625,687	$1,586,008	$1,460,037	$1,286,340	$1,327,523
Income from operations (3),(4),(5),(6),(7)	63,202	87,042	92,373	94,358	79,609
Net income (3),(4),(5),(6),(7),(8)	48,926	32,216	62,390	68,597	57,791
Net Income Per Common Share: (1),(3),(4),(5),(6),(7),(8)
Basic	$1.16	$0.77	$1.49	$1.64	$1.36
Diluted	$1.16	$0.76	$1.48	$1.62	$1.35

Weighted Average Common Shares:
Basic	42,090	41,822	41,847	41,899	42,609
Diluted	42,246	42,141	42,239	42,447	42,814

Balance Sheet Data: (1),(9)
Total assets	$1,171,967	$1,327,092	$1,236,403	$947,772	$944,500
Long-term debt	102,000	275,000	267,000	70,000	75,000
Shareholders' equity	826,609	796,479	724,522	678,680	658,218

(1)

The amounts for 2018 include the WhistleOut acquisition completed on July 9, 2018 and the Symphony acquisition completed on November 1, 2018.  The amounts for 2018 and 2017 include the Telecommunications Asset acquisition completed on May 31, 2017.  The amounts for 2018, 2017 and 2016 include the Clearlink acquisition completed on April 1, 2016.  The amounts for 2018, 2017, 2016 and 2015 include the Qelp acquisition completed on July 2, 2015.  See Note 3, Acquisitions, of the accompanying “Notes to Consolidated Financial Statements” for further information.

(2)

Effective January 1, 2018, the Company adopted new guidance on revenue recognition using the modified retrospective method; as such, 2014 – 2017 have not been restated. See Note 2, Revenues, of the accompanying “Notes to Consolidated Financial Statements” for further information.

(3)

The amounts for 2018 include $11.5 million of exit costs and a $9.4 million impairment of long-lived assets.  Additionally, the amounts for 2018 include $4.0 million in WhistleOut acquisition-related costs, $2.2 million in Symphony acquisition-related costs, a $1.2 million settlement of a legal case, $1.0 million in other immaterial acquisition-related costs and a $0.3 million net loss on disposal of property and equipment, primarily related to the sale of Company-owned sites in Wise, Virginia and Ponca City, Oklahoma.  See Note 4, Costs Associated with Exit or Disposal Activities, Note 5, Fair Value, Note 13, Property and equipment, net, and Note 22, Commitments and Loss Contingency, of the accompanying “Notes to Consolidated Financial Statements” for further information.

(4)

The amounts for 2017 include $0.7 million in Telecommunications Asset acquisition-related costs, $0.5 million in other immaterial acquisition-related costs, a $0.6 million net gain on contingent consideration, a $0.5 million net loss on disposal of property and equipment, a $5.4 million impairment of long-lived assets and $0.1 million in interest accretion on contingent consideration.

(5)

The amounts for 2016 include $4.6 million in Clearlink acquisition-related costs, a $2.3 million net gain on contingent consideration, $0.8 million in interest accretion on contingent consideration and a $0.3 million net loss on disposal of property and equipment, primarily related to the sale of a Company-owned site in Morganfield, Kentucky.  See Note 13, Property and equipment, net, of the accompanying “Notes to Consolidated Financial Statements” for further information

(6)

The amounts for 2015 include a $0.9 million net gain on insurance settlement, $0.6 million loss on liquidation of a foreign subsidiary, $0.5 million in Qelp acquisition-related costs, $0.4 million in interest accretion on contingent consideration and a $0.4 million net loss on disposal of property and equipment.

(7)

The amounts for 2014 include a $2.0 million net gain on disposal of property and equipment primarily due to the sale of the land and building in Bismarck, North Dakota, a $0.1 million impairment of long-lived assets and a $0.3 million reversal of exit plan charges.

(8)

The amounts for 2018 include $0.4 million of Symphony acquisition-related charges.  Additionally, the amounts include $(0.2) million and $32.7 million in 2018 and 2017, respectively, related to the impact of the 2017 Tax Reform Act. See Note 20, Income Taxes, of the accompanying “Notes to Consolidated Financial Statements” for further information.

(9)	The Company has not declared cash dividends per common share for any of the five years presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the accompanying Consolidated Financial Statements and the notes thereto that appear elsewhere in this Annual Report on Form 10-K. The following discussion and analysis compares the year ended December 31, 2018 (“2018”) to the year ended December 31, 2017 (“2017”), and 2017 to the year ended December 31, 2016 (“2016”).

The following discussion and analysis and other sections of this document contain forward-looking statements that involve risks and uncertainties. Words such as “may,” “expects,” “projects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe our future plans, objectives, or goals also are forward-looking statements. Future events and actual results could differ materially from the results reflected in these forward-looking statements, as a result of certain of the factors set forth below and elsewhere in this analysis and in this Annual Report on Form 10-K for the year ended December 31, 2018 in Item 1.A., “Risk Factors.”

Executive Summary

We are a leading provider of multichannel demand generation and global comprehensive customer engagement services. We provide differentiated full lifecycle customer engagement solutions and services primarily to Global 2000 companies and their end customers principally in the financial services, communications, technology, transportation & leisure, healthcare and other industries. Our differentiated full lifecycle management services platform effectively engages customers at every touchpoint within the customer journey, including digital marketing and acquisition, sales expertise, customer service, technical support and retention, all of which are optimized by a suite of robotic process automation (“RPA”) and artificial intelligence (“AI”) solutions. We serve our clients through two geographic operating regions: the Americas (United States, Canada, Latin America, Australia and the Asia Pacific Rim) and EMEA (Europe, the Middle East and Africa). Our Americas and EMEA regions primarily provide customer engagement solutions and services with an emphasis on inbound multichannel demand generation, customer service and technical support to our clients’ customers. These services, which represented 99.0%, 99.4% and 99.2% of consolidated revenues in 2018, 2017 and 2016, respectively, are delivered through multiple communication channels including phone, e-mail, social media, text messaging, chat and digital self-service. We also provide various enterprise support services in the United States (“U.S.”) that include services for our clients’ internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, we also provide fulfillment services, which include order processing, payment processing, inventory control, product delivery and product returns handling. Additionally, through our acquisition of RPA provider Symphony Ventures Ltd (“Symphony”) coupled with our investment in AI through XSell Technologies, Inc. (“XSell”), we also provide a suite of solutions such as consulting, implementation, hosting and managed services that optimizes our differentiated full lifecycle management services platform. Our complete service offering helps our clients acquire, retain and increase the lifetime value of their customer relationships. We have developed an extensive global reach with customer engagement centers across six continents, including North America, South America, Europe, Asia, Australia and Africa. We deliver cost-effective solutions that generate demand, enhance the customer service experience, promote stronger brand loyalty, and bring about high levels of performance and profitability.

Revenues are recognized when control of the promised goods or services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those goods or services. Services are performed on either a per minute, per hour, per call, per transaction or per time and materials basis. Our customer contracts include penalty and holdback provisions for failure to meet specified minimum service levels and other performance-based contingencies, as well as the right of certain of our clients to chargeback accounts that do not meet certain requirements for specified periods after a sale has occurred. Certain customers also receive cash discounts for early payment. These provisions are accounted for as variable consideration and are estimated using the expected value method based on historical service and pricing trends, the individual contract provisions, and our best judgment at the time. Product sales, accounted for within our fulfillment services, are recognized upon shipment to the customer and satisfaction of all obligations.

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

Impairment of long-lived assets, primarily leasehold improvements, equipment, furniture and fixtures which were not recoverable in the Americas, is related to an effort to streamline excess capacity and consolidate leased space.

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

Recent Developments

Americas 2018 Exit Plan

During the second quarter of 2018, we initiated a restructuring plan to streamline excess capacity through targeted seat reductions (the “Americas 2018 Exit Plan”) in an on-going effort to manage and optimize capacity utilization. The Americas 2018 Exit Plan includes, but is not limited to, closing customer contact management centers and consolidating leased space in various locations in the U.S. and Canada. We finalized the remainder of the site closures under the Americas 2018 Exit Plan as of December 2018.

The actions impacted approximately 5,000 seats, all of which were rationalized as of December 31, 2018. Approximately $25.3 million in annualized gross savings resulted from the 2018 site closures, primarily related to reduced general and administrative costs and lower depreciation expense.

See Note 4, Costs Associated with Exit and Disposal Activities, in the accompanying “Notes to Consolidated Financial Statements” for further information.

U.S. 2017 Tax Reform Act

On December 20, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Reform Act”) was approved by Congress and received presidential approval on December 22, 2017. In general, the 2017 Tax Reform Act reduced the U.S. corporate income tax rate from 35% to 21%, effective in 2018. The 2017 Tax Reform Act moved from a worldwide business taxation approach to a participation exemption regime. The 2017 Tax Reform Act also imposed base-erosion prevention measures on non-U.S. earnings of U.S. entities, as well as a one-time mandatory deemed repatriation tax on accumulated non-U.S. earnings. The impact of the 2017 Tax Reform Act on our consolidated financial results began with the fourth quarter of 2017, the period of enactment. This impact, along with the transitional taxes discussed in Note 20, Income Taxes, of the accompanying “Notes to Consolidated Financial Statements” is reflected in the Other segment.

Acquisitions

On November 1, 2018, we completed the acquisition of Symphony. Symphony provides RPA services, offering RPA consulting, implementation, hosting and managed services for front, middle and back-office processes. Of the total purchase price of GBP 52.5 million ($67.6 million), GBP 44.6 million ($57.6 million) was paid upon closing using cash on hand as well as $31.0 million of additional borrowings under our credit agreement, while the present value of the remaining GBP 7.9 million ($10.0 million) of the purchase price has been deferred and will be paid in equal installments over the next three years. The results of Symphony’s operations have been reflected in our consolidated financial statements since November 1, 2018.

On July 9, 2018, we completed the acquisition of WhistleOut Pty Ltd and WhistleOut Inc. (together, “WhistleOut”).  WhistleOut is a consumer comparison platform focused on mobile, broadband and pay TV services, principally across Australia and the U.S. The acquisition broadens our digital marketing capabilities geographically and extends our home services product portfolio. The total purchase price of AUD 30.2 million ($22.4 million) was funded by borrowings under our credit agreement.  The results of WhistleOut’s operations have been reflected in our consolidated financial statements since July 9, 2018.

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

In April 2016, we completed the acquisition of Clear Link Holdings, LLC (“Clearlink”), pursuant to a definitive agreement and plan of merger, dated March 6, 2016. Clearlink is an inbound demand generation and sales conversion platform.  The total purchase price of $207.9 million was funded by borrowings under our credit agreement. The results of Clearlink’s operations have been reflected in our consolidated financial statements since April 1, 2016.

Results of Operations

The following table sets forth, for the years indicated, the amounts presented in the accompanying Consolidated Statements of Operations as well as the changes between the respective years:

	Years Ended December 31,
(in thousands)	2018	2017	$ Change	2016	$ Change
Revenues	$1,625,687	$1,586,008	$39,679	$1,460,037	$125,971
Operating expenses:
Direct salaries and related costs	1,072,907	1,039,677	33,230	947,593	92,084
General and administrative	407,285	376,825	30,460	351,681	25,144
Depreciation, net	57,350	55,972	1,378	49,013	6,959
Amortization of intangibles	15,542	21,082	(5,540)	19,377	1,705
Impairment of long-lived assets	9,401	5,410	3,991	—	5,410
Total operating expenses	1,562,485	1,498,966	63,519	1,367,664	131,302
Income from operations	63,202	87,042	(23,840)	92,373	(5,331)

Other income (expense):
Interest income	706	696	10	607	89
Interest (expense)	(4,743)	(7,689)	2,946	(5,570)	(2,119)
Other income (expense), net	(2,248)	1,258	(3,506)	1,474	(216)
Total other income (expense), net	(6,285)	(5,735)	(550)	(3,489)	(2,246)

Income before income taxes	56,917	81,307	(24,390)	88,884	(7,577)
Income taxes	7,991	49,091	(41,100)	26,494	22,597
Net income	$48,926	$32,216	$16,710	$62,390	$(30,174)

The following table sets forth, for the years indicated, the amounts presented in the accompanying Consolidated Statements of Operations as a percentage of revenues:

	Years Ended December 31,
	2018	2017	2016
Percentage of Revenue:
Revenues	100.0%	100.0%	100.0%
Direct salaries and related costs	66.0	65.6	64.9
General and administrative	25.1	23.8	24.1
Depreciation, net	3.5	3.5	3.4
Amortization of intangibles	1.0	1.3	1.3
Impairment of long-lived assets	0.6	0.3	—
Income from operations	3.8	5.5	6.3
Interest income	0.0	0.0	0.0
Interest (expense)	(0.3)	(0.5)	(0.4)
Other income (expense), net	(0.1)	0.1	0.2
Income before income taxes	3.4	5.1	6.1
Income taxes	0.5	3.1	1.8
Net income	2.9%	2.0%	4.3%

2018 Compared to 2017

Revenues

	Years Ended December 31,
	2018		2017
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change
Americas	$1,330,638	81.9%	$1,325,643	83.6%	$4,995
EMEA	294,954	18.1%	260,283	16.4%	34,671
Other	95	0.0%	82	0.0%	13
Consolidated	$1,625,687	100.0%	$1,586,008	100.0%	$39,679

Consolidated revenues increased $39.7 million, or 2.5%, in 2018 from 2017.

The increase in Americas’ revenues was due to higher volumes from existing clients of $48.6 million, new clients of $30.3 million and a favorable foreign currency impact of $1.3 million, partially offset by end-of-life client programs of $75.2 million. Revenues from our offshore operations represented 39.7% of Americas’ revenues in 2018, compared to 40.7% for the comparable period in 2017.

The increase in EMEA’s revenues was due to higher volumes from existing clients of $21.5 million, new clients of $10.0 million and a favorable foreign currency impact of $8.4 million, partially offset by end-of-life client programs of $5.2 million.

We adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), and subsequent amendments (together, “ASC 606”) on January 1, 2018. See Note 2, Revenues, in the accompanying “Notes to Consolidated Financial Statements” for further information.

On a consolidated basis, we had 48,800 brick-and-mortar seats as of December 31, 2018, a decrease of 3,800 seats from 2017. We rationalized 5,000 seats in the Americas as part of the 2018 Americas Exit Plan. This rationalization was partially offset by seat additions internationally for demand. The capacity utilization rate on a combined basis was 71% in 2018, compared to 72% in 2017.

On a segment basis, 41,200 seats were located in the Americas, a decrease of 4,200 seats from 2017, and 7,600 seats were located in EMEA, an increase of 400 seats from 2017. The capacity utilization rate for the Americas in 2018 was 70%, compared to 71% in 2017. The capacity utilization rate for EMEA in 2018 was 75%, compared to 81% in 2017, down primarily due to expansion and the utilization of our at-home platform as a complement to our brick-and-mortar facilities. We strive to attain a capacity utilization of 85% at each of our locations.

Direct Salaries and Related Costs

	Years Ended December 31,
	2018		2017
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$864,954	65.0%	$856,306	64.6%	$8,648	0.4%
EMEA	207,953	70.5%	183,371	70.5%	24,582	0.0%
Consolidated	$1,072,907	66.0%	$1,039,677	65.6%	$33,230	0.4%

The increase of $33.2 million in direct salaries and related costs included a favorable foreign currency impact of $6.3 million in the Americas and an unfavorable foreign currency impact of $5.0 million in EMEA.

The increase in Americas’ direct salaries and related costs, as a percentage of revenues, was primarily attributable to higher customer-acquisition advertising costs of 1.1% primarily due to an increased reliance on paid search results over organic search results, higher severance costs related to the Americas 2018 Exit Plan of 0.2% and higher other costs of 0.4%, partially offset by lower compensation costs of 0.8%, lower auto tow claim costs of 0.3% and lower communications costs of 0.2%.

EMEA’s direct salaries and related costs, as a percentage of revenues, were consistent with the prior period and primarily attributable to higher fulfillment materials costs of 1.0%, higher communications costs of 0.2% and higher other costs of 0.1%, offset by lower compensation costs of 1.3% primarily due to an increase in agent productivity principally within the financial services vertical in the current period.

General and Administrative

	Years Ended December 31,
	2018		2017
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$285,597	21.5%	$259,667	19.6%	$25,930	1.9%
EMEA	63,287	21.5%	54,696	21.0%	8,591	0.5%
Other	58,401	-	62,462	-	(4,061)	-
Consolidated	$407,285	25.1%	$376,825	23.8%	$30,460	1.3%

The increase of $30.5 million in general and administrative expenses included a favorable foreign currency impact of $2.4 million in the Americas and an unfavorable foreign currency impact of $1.5 million in EMEA.

The increase in Americas’ general and administrative expenses, as a percentage of revenues, was primarily attributable to higher facility-related costs of 0.5% resulting from the Americas 2018 Exit Plan, higher compensations costs of 0.5%, higher merger and integration costs of 0.3%, higher legal and professional fees of 0.3% and higher other costs of 0.3%.

The increase in EMEA’s general and administrative expenses, as a percentage of revenues, was primarily attributable to higher compensation costs of 0.3% and higher other costs of 0.2%.

The decrease of $4.1 million in Other general and administrative expenses, which includes corporate and other costs, was primarily attributable to lower compensation costs of $2.9 million, lower legal and professional fees of $1.3 million, lower severance costs of $0.6 million, lower travel costs of $0.4 million and lower other costs of $0.2 million, partially offset by higher merger and integration costs of $1.1 million and higher software and maintenance costs of $0.2 million.

Depreciation, Amortization and Impairment of Long-Lived Assets

	Years Ended December 31,
	2018		2017
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Depreciation, net:
Americas	$48,378	3.6%	$47,730	3.6%	$648	0.0%
EMEA	5,952	2.0%	5,211	2.0%	741	0.0%
Other	3,020	-	3,031	-	(11)	-
Consolidated	$57,350	3.5%	$55,972	3.5%	$1,378	0.0%

Amortization of intangibles:
Americas	$14,287	1.1%	$20,144	1.5%	$(5,857)	-0.4%
EMEA	1,255	0.4%	938	0.4%	317	0.0%
Other	—	-	—	-	—	-
Consolidated	$15,542	1.0%	$21,082	1.3%	$(5,540)	-0.3%

Impairment of long-lived assets:
Americas	$9,401	0.7%	$5,410	0.4%	$3,991	0.3%
EMEA	—	0.0%	—	0.0%	—	0.0%
Other	—	-	—	-	—	-
Consolidated	$9,401	0.6%	$5,410	0.3%	$3,991	0.3%

The increase in depreciation was primarily due to new depreciable fixed assets placed into service supporting site expansions and infrastructure upgrades, partially offset by the impact since the prior period of certain fully depreciated fixed assets and fixed assets that were impaired and disposed of as part of the Americas 2018 Exit Plan.

The decrease in amortization was primarily due to certain fully amortized intangible assets, partially offset by intangibles acquired during the year.

See Note 4, Costs Associated with Exit and Disposal Activities, and Note 5, Fair Value, in the accompanying “Notes to Consolidated Financial Statements” for further information regarding the impairment of long-lived assets.

Other Income (Expense)

	Years Ended December 31,
(in thousands)	2018	2017	$ Change
Interest income	$706	$696	$10

Interest (expense)	$(4,743)	$(7,689)	$2,946

Other income (expense), net:
Foreign currency transaction gains (losses)	$2,029	$(548)	$2,577
Gains (losses) on derivative instruments not designated as hedges	(1,751)	143	(1,894)
Gains (losses) on investments held in rabbi trust	(867)	1,619	(2,486)
Other miscellaneous income (expense)	(1,659)	44	(1,703)
Total other income (expense), net	$(2,248)	$1,258	$(3,506)

Interest income remained consistent with the prior year.

The decrease in interest (expense) was primarily due to a decrease in the outstanding borrowings under our Credit Agreement as a result of $173.0 million of repayments, net, in 2018, partially offset by an increase in weighted average interest rates on outstanding borrowings.

See Note 12, Investments Held in Rabbi Trust, of “Notes to Consolidated Financial Statements” for further information.

The change in other miscellaneous income (expense) was primarily due to Affordable Care Act compliance costs, losses from our equity method investee, XSell, and payroll tax compliance costs.

Income Taxes

	Years Ended December 31,
(in thousands)	2018	2017	$ Change
Income before income taxes	$56,917	$81,307	$(24,390)
Income taxes	$7,991	$49,091	$(41,100)
			% Change
Effective tax rate	14.0%	60.4%	-46.4%

The decrease in the effective tax rate in 2018 compared to 2017 was primarily due to the $32.7 million provisional estimate recognized in 2017 related to the 2017 Tax Reform Act.  In addition, we recognized a benefit of $2.7 million in 2018 from the reduction in the U.S. federal corporate tax rate from 35% to 21% as a result of the 2017 Tax Reform Act. The effective tax rate was also affected by shifts in earnings among the various jurisdictions in which we operate along with several additional factors, the overall impact of which was not material.

2017 Compared to 2016

Revenues

	Years Ended December 31,
	2017		2016
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change
Americas	$1,325,643	83.6%	$1,220,818	83.6%	$104,825
EMEA	260,283	16.4%	239,089	16.4%	21,194
Other	82	0.0%	130	0.0%	(48)
Consolidated	$1,586,008	100.0%	$1,460,037	100.0%	$125,971

Consolidated revenues increased $126.0 million, or 8.6%, in 2017 from 2016.

The increase in Americas’ revenues was primarily due to higher volumes from existing clients of $51.3 million, new client sales of $51.1 million and Clearlink acquisition revenues of $43.1 million, partially offset by end-of-life client programs of $39.7 million and an unfavorable foreign currency impact of $1.0 million. Revenues from our offshore operations represented 40.7% of Americas’ revenues, compared to 41.2% in 2016.

The increase in EMEA’s revenues was primarily due to higher volumes from existing clients of $24.9 million and new client sales of $2.7 million, partially offset by end-of-life client programs of $3.5 million and an unfavorable foreign currency impact of $2.9 million.

Direct Salaries and Related Costs

	Years Ended December 31,
	2017		2016
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$856,306	64.6%	$779,099	63.8%	$77,207	0.8%
EMEA	183,371	70.5%	168,494	70.5%	14,877	0.0%
Consolidated	$1,039,677	65.6%	$947,593	64.9%	$92,084	0.7%

The increase of $92.1 million in direct salaries and related costs included a favorable foreign currency impact of $8.7 million in the Americas and a favorable foreign currency impact of $1.1 million in EMEA.

The increase in Americas’ direct salaries and related costs, as a percentage of revenues, was primarily attributable to higher compensation costs of 0.5% and higher customer-acquisition advertising costs of 0.5%, partially offset by lower communication costs of 0.2%.

EMEA’s direct salaries and related costs, as a percentage of revenues, remained consistent and were primarily attributable to higher compensation costs of 0.4% and higher other costs of 0.4%, offset by lower fulfillment materials costs of 0.8%.

General and Administrative

	Years Ended December 31,
	2017		2016
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$259,667	19.6%	$240,698	19.7%	$18,969	-0.1%
EMEA	54,696	21.0%	46,635	19.5%	8,061	1.5%
Other	62,462	-	64,348	-	(1,886)	-
Consolidated	$376,825	23.8%	$351,681	24.1%	$25,144	-0.3%

The increase of $25.1 million in general and administrative expenses included a favorable foreign currency impact of $2.7 million in the Americas and a favorable foreign currency impact of $1.0 million in EMEA.

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

Depreciation, Amortization and Impairment of Long-Lived Assets

	Years Ended December 31,
	2017		2016
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Depreciation, net:
Americas	$47,730	3.6%	$42,436	3.5%	$5,294	0.1%
EMEA	5,211	2.0%	4,532	1.9%	679	0.1%
Other	3,031	-	2,045	-	986	-
Consolidated	$55,972	3.5%	$49,013	3.4%	$6,959	0.1%

Amortization of intangibles:
Americas	$20,144	1.5%	$18,329	1.5%	$1,815	0.0%
EMEA	938	0.4%	1,048	0.4%	(110)	0.0%
Other	—	-	—	-	—	-
Consolidated	$21,082	1.3%	$19,377	1.3%	$1,705	0.0%

Impairment of long-lived assets:
Americas	$5,410	0.4%	$—	0.0%	$5,410	0.4%
EMEA	—	0.0%	—	0.0%	—	0.0%
Other	—	-	—	-	—	-
Consolidated	$5,410	0.3%	$—	0.0%	$5,410	0.3%

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

See Note 5, Fair Value, of the “Notes to Consolidated Financial Statements” for further information regarding the impairment of long-lived assets.

Other Income (Expense)

	Years Ended December 31,
(in thousands)	2017	2016	$ Change
Interest income	$696	$607	$89

Interest (expense)	$(7,689)	$(5,570)	$(2,119)

Other income (expense), net:
Foreign currency transaction gains (losses)	$(548)	$3,348	$(3,896)
Gains (losses) on derivative instruments not designated as hedges	143	(2,270)	2,413
Gains (losses) on investments held in rabbi trust	1,619	582	1,037
Other miscellaneous income (expense)	44	(186)	230
Total other income (expense), net	$1,258	$1,474	$(216)

Interest income remained consistent with the prior year.

The increase in interest (expense) was primarily due to $216.0 million in borrowings used to acquire Clearlink in April 2016 as well as an increase in weighted average interest rates on outstanding borrowings, partially offset by a decrease in the interest accretion on contingent consideration.

See Note 12, Investments Held in Rabbi Trust, of “Notes to Consolidated Financial Statements” for further information.

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

Quarterly Results

The following information presents our unaudited quarterly operating results for 2018 and 2017. The data has been prepared on a basis consistent with the accompanying Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, and includes all adjustments, consisting of normal recurring accruals, that we consider necessary for a fair presentation thereof.

(in thousands, except per share data)	12/31/2018	9/30/2018	6/30/2018	3/31/2018	12/31/2017	9/30/2017	6/30/2017	3/31/2017
Revenues	$415,198	$399,333	$396,785	$414,371	$419,247	$407,309	$375,438	$384,014
Operating expenses:
Direct salaries and related costs	271,437	261,474	264,924	275,072	276,437	267,489	248,615	247,136
General and administrative (1),(2),(3),(4),(5)	97,660	105,148	102,037	102,440	99,190	93,355	92,236	92,044
Depreciation, net	13,882	14,072	14,560	14,836	14,577	14,227	13,820	13,348
Amortization of intangibles	4,062	3,638	3,629	4,213	5,308	5,293	5,250	5,231
Impairment of long-lived assets (6)	145	555	5,175	3,526	339	680	4,189	202
Total operating expenses	387,186	384,887	390,325	400,087	395,851	381,044	364,110	357,961
Income from operations	28,012	14,446	6,460	14,284	23,396	26,265	11,328	26,053

Other income (expense):
Interest income	177	183	175	171	228	169	144	155
Interest (expense)	(1,220)	(1,168)	(1,149)	(1,206)	(2,104)	(2,021)	(1,865)	(1,699)
Other income (expense), net (7)	(2,785)	919	(537)	155	(376)	28	793	813
Total other income (expense), net	(3,828)	(66)	(1,511)	(880)	(2,252)	(1,824)	(928)	(731)

Income before income taxes	24,184	14,380	4,949	13,404	21,144	24,441	10,400	25,322
Income taxes (8)	7,136	628	(2,229)	2,456	38,180	2,746	1,555	6,610
Net income (loss)	$17,048	$13,752	$7,178	$10,948	$(17,036)	$21,695	$8,845	$18,712

Net income (loss) per common share: (9)
Basic	$0.40	$0.33	$0.17	$0.26	$(0.41)	$0.52	$0.21	$0.45
Diluted	$0.40	$0.33	$0.17	$0.26	$(0.41)	$0.52	$0.21	$0.45

Weighted average shares:
Basic	42,145	42,136	42,125	41,939	41,888	41,879	41,854	41,654
Diluted	42,264	42,204	42,160	42,232	41,888	42,033	41,934	41,905

(1)

The quarters ended December 31, 2018, September 30, 2018, June 30, 2018 and March 31, 2018 include $3.8 million, $2.4 million, $0.6 million and $0.4 million of acquisition-related costs, respectively, related to the WhistleOut and Symphony acquisitions as well as another immaterial acquisition. The quarters ended December 31, 2017, September 30, 2017, June 30, 2017 and March 31, 2017 include $0.4 million, $0.3 million, $0.4 million and $0.1 million of acquisition-related costs, respectively, related to the Telecommunications Asset acquisition as well as another immaterial acquisition.

(2)

The quarters ended December 31, 2018, September 30, 2018 and June 30, 2018 include $0.7 million, $7.2 million and $3.6 million of exit costs.  See Note 4, Costs Associated with Exit or Disposal Activities, for further information.

(3)

The quarters ended September 30, 2017, June 30, 2017 and March 31, 2017 include (gain) loss on contingent consideration of $0.1 million, $(0.3) million and $(0.4) million, respectively.  See Note 5, Fair Value, for further information.

(4)

The quarter ended December 31, 2018 includes a $0.3 million net loss on the sale of fixed assets, land and buildings located in Wise, Virginia and Ponca City, Oklahoma.  See Note 13, Property and Equipment, for further information.  The quarters ended December 31, 2018, September 30, 2018, June 30, 2018 and March 31, 2018 include $(0.1) million, $0.3 million, $(0.3) million and $0.1 million of net (gain) loss on disposal of property and equipment, respectively. The quarters ended December 31, 2017, September 30, 2017, June 30, 2017 and March 31, 2017 include $0.2 million, $0.1 million, $0.1 million and $0.1 million of net loss on disposal of property and equipment, respectively.

(5)	The quarter ended September 30, 2018 includes $1.2 million related to a legal settlement. See Note 22, Commitments and Loss Contingency, for further information.
(6)

Impairment, primarily leasehold improvements, equipment and furniture and fixtures in the Americas, was related to an effort to streamline excess capacity and consolidate leased space.  See Note 4, Costs Associated with Exit or Disposal Activities, and Note 5, Fair Value, for further information.

(7)	The quarter ended December 31, 2018 includes $0.4 million of Symphony acquisition-related costs.
(8)	The quarters ended December 31, 2018, September 30, 2018 and December 31, 2017 include $0.3 million, $(0.5) million and $32.7 million, respectively, related to the impact of the 2017 Tax Reform Act.
(9)	Net income (loss) per basic and diluted common share is computed independently for each of the quarters presented and, therefore, may not sum to the total for the year.

Business Outlook

For the three months ended March 31, 2019, we anticipate the following financial results:

•	Revenues in the range of $403.0 million to $408.0 million;
•	Effective tax rate of approximately 26%;
•	Fully diluted share count of approximately 42.3 million;
•	Diluted earnings per share in the range of $0.29 to $0.32; and
•	Capital expenditures in the range of $11.0 million to $13.0 million

For the twelve months ended December 31, 2019, we anticipate the following financial results:

•	Revenues in the range of $1,656.0 million to $1,676.0 million;
•	Effective tax rate of approximately 25%;
•	Fully diluted share count of approximately 42.3 million;
•	Diluted earnings per share in the range of $1.73 to $1.86; and
•	Capital expenditures in the range of $45.0 million to $50.0 million

We are encouraged by initial indications of demand. This demand spans virtually all of our vertical markets and is being fueled by both existing and new clients, which should lead to comparable revenue growth in the second half of 2019 driven by ramps in the first half of the year. Deploying this demand across our existing capacity in combination with savings from capacity rationalization actions taken in 2018, additional benefits from incremental rationalization in 2019 and improved operational inefficiencies should aid operating margin expansion in 2019 relative to 2018.

Our revenues and earnings per share assumptions for the first quarter and full year 2019 are based on foreign exchange rates as of February 2019. Therefore, the continued volatility in foreign exchange rates between the U.S. Dollar and the functional currencies of the markets we serve could have a further impact, positive or negative, on revenues and earnings per share relative to the business outlook for the first quarter and full-year.  Revenue growth in 2019 compared to 2018 reflects foreign exchange headwinds of approximately $20.0 million, or roughly 1% impact to full-year growth rate, with roughly $10.0 million, or approximately 2.5% of that impact, expected in the first quarter of 2019.

We anticipate total other interest income (expense), net of approximately $(1.2) million for the first quarter and $(4.8) million for the full year 2019. The amounts in other interest income (expense), net, however, exclude the potential impact of any future foreign exchange gains or losses.

We expect an increase in our full year 2019 effective tax rate compared to 2018 due largely to discrete benefits in 2018 and expected mix-shift in the geographic of mix of earnings to higher tax rate jurisdictions in 2019.

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

During 2018, cash increased $109.1 million from operating activities, $58.0 million from proceeds from issuance of long-term debt and $1.6 million from other investing and financing activities. This increase was offset by $231.0 million used to repay long-term debt, $78.4 million of cash paid for acquisitions, $46.9 million used for capital expenditures, an $8.2 million purchase of intangible assets, a $5.0 million investment in equity method investees and $3.7 million to repurchase common stock for tax withholding on equity awards, resulting in a $214.6 million decrease in available cash, cash equivalents and restricted cash (including the unfavorable effects of foreign currency exchange rates on cash, cash equivalents and restricted cash of $10.1 million).

Net cash flows provided by operating activities for 2018 were $109.1 million, compared to $134.8 million in 2017.  The $25.7 million decrease in net cash flows from operating activities was due to a net decrease of $38.7 million in cash flows from assets and liabilities and a $3.7 million decrease in non-cash reconciling items such as depreciation, amortization, impairment, unrealized foreign currency transaction (gains) losses and deferred income tax provision (benefit), partially offset by a $16.7 million increase in net income. The $38.7 million decrease in cash flows from assets and liabilities was principally a result of a $29.3 million decrease in other liabilities, a $13.4 million increase in other assets and a $2.2 million increase in taxes receivable, net, partially offset by a $4.2 million increase in deferred revenue and customer liabilities and a $1.9 million decrease in accounts receivable. The $29.3 million decrease in the change in other liabilities was primarily due to a $14.9 million decrease in other long-term liabilities principally due to the provisional amounts recorded in the prior year related to the 2017 Tax Reform Act, a $11.5 million decrease principally related to the timing of accrued employee compensation and benefits and a $8.9 million decrease in accounts payable principally due to the timing of invoices and related payments, partially offset by a $6.0 million increase in other accrued expenses and current liabilities principally due to the settlement of contingent consideration and a change in the fair value of derivatives.  The $13.4 million increase in the change in other assets was primarily due to a $12.7 million increase in deferred charges and other assets principally due to long-term accounts receivable recorded in accordance with ASC 606, subsequent to the January 1, 2018 adoption date.

Capital expenditures, which are generally funded by cash generated from operating activities, available cash balances and borrowings available under our credit facilities, were $46.9 million for 2018, compared to $63.3 million for 2017, a decrease of $16.4 million. In 2019, we anticipate capital expenditures in the range of $45.0 million to $50.0 million, primarily for maintenance, new seat additions, facility upgrades and systems infrastructure.

On May 12, 2015, we entered into a $440 million revolving credit facility (the “Credit Agreement”) with a group of lenders and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent, Swing Line Lender and Issuing Lender (“KeyBank”). The Credit Agreement is subject to certain borrowing limitations and includes certain customary financial and restrictive covenants.  At December 31, 2018, we were in compliance with all loan requirements of the Credit Agreement and had $102.0 million of outstanding borrowings under this facility.

We repaid $173.0 million, net, of long-term debt outstanding under our credit agreement in 2018, primarily using funds we repatriated from our foreign subsidiaries, resulting in a remaining outstanding debt balance of $102.0 million.  Our 2019 interest expense will vary based on our usage of the credit facility and market interest rates.

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

Our credit agreement had an average daily utilization of $106.2 million, $268.8 million and $222.6 million during the years ended December 31, 2018, 2017 and 2016, respectively. During the years ended December 31, 2018, 2017, and 2016, the related interest expense, including the commitment fee and excluding the amortization of deferred loan fees, was $3.8 million, $6.7 million and $4.0 million, respectively, which represented weighted average interest rates of 3.6%, 2.5% and 1.8%, respectively.

Borrowings under the Credit Agreement bear interest at the rates set forth in the Credit Agreement.  In addition, we are required to pay certain customary fees, including a commitment fee determined quarterly based on our leverage ratio and due quarterly in arrears and calculated on the average unused amount of the Credit Agreement.

The Credit Agreement is guaranteed by all of our existing and future direct and indirect material U.S. subsidiaries and secured by a pledge of 100% of the non-voting and 65% of the voting capital stock of all of our direct foreign subsidiaries and those of the guarantors.

On February 14, 2019, we entered into a $500 million revolving credit facility, which replaced our prior $440 million revolving credit facility.  The prior $440 million agreement was terminated simultaneously upon execution of the new agreement.  Our new revolving credit facility will mature on February 14, 2024 includes a $200 million alternate-currency sub-facility, a $15 million swingline sub-facility and a $15 million letter of credit sub-facility, and has terms that are substantially similar to our $440 million revolving credit facility.

We received assessments for the Canadian 2003-2009 audit. Requests for Competent Authority Assistance were filed with both the Canadian Revenue Agency and the U.S. Internal Revenue Service and we paid mandatory security deposits to Canada as part of this process of approximately $13.8 million. As of June 30, 2017, we determined that all material aspects of the Canadian audit were effectively settled pursuant to ASC 740, Income Taxes.  As a result, we recognized an income tax benefit of $1.2 million, net of the U.S. tax impact, and the deposits were netted against the anticipated liability at that time.  During the year ended December 31, 2018, we finalized procedures ancillary to the Canadian audit and recognized an additional $2.8 million income tax benefit due to the elimination of certain penalties, interest and assessed withholding taxes.

With the effective settlement of the Canadian audit, we have no significant tax jurisdictions under audit; however, we are currently under audit in several tax jurisdictions.  We believe we are adequately reserved for the remaining audits and their resolution is not expected to have a material impact on our financial condition and results of operations.

The 2017 Tax Reform Act provides for a one-time transition tax based on our undistributed foreign earnings on which we previously had deferred U.S. income taxes.  We recorded a $28.3 million provisional liability in 2017, which was net of $5.0 million of available tax credits, for our one-time transition tax.  As of December 31, 2018 and 2017, $2.0 million and $3.8 million, respectively, of the liability was included in “Income taxes payable” in the accompanying Consolidated Balance Sheets. As of December 31, 2018 and 2017, $20.4 million and $24.5 million, respectively, of the long-term liability were included in “Long-term income tax liabilities” in the accompanying Consolidated Balance Sheets. This transition tax liability will be paid in yearly installments until 2025.  We provide U.S. income taxes on the earnings of foreign subsidiaries unless they are exempted from taxation as a result of the new territorial tax system. No additional income taxes have been provided for any remaining outside basis difference inherent in our investments in our foreign subsidiaries as these amounts continue to be indefinitely reinvested in foreign operations.

As part of the Symphony acquisition on November 1, 2018, a portion of the purchase price, with present value of GBP 7.9 million or $10.0 million, has been deferred and will be paid in equal installments over the next three years.

As of December 31, 2018, we had $128.7 million in cash and cash equivalents, of which approximately 89.9%, or $115.7 million, was held in international operations. As a result of the 2017 Tax Reform Act, most of these funds will not be subject to additional taxes if repatriated to the United States. There are circumstances where we may be unable to repatriate some of the cash and cash equivalents held by our international operations due to country restrictions.

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

Off-Balance Sheet Arrangements and Other

At December 31, 2018, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

From time to time, during the normal course of business, we may make certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These include but are not limited to: (i) indemnities to clients, vendors and service providers pertaining to claims based on negligence or willful misconduct and (ii) indemnities involving breach of contract, the accuracy of representations and warranties, or other liabilities assumed by us in certain contracts. In addition, we have agreements whereby we will indemnify certain officers and directors for certain events or occurrences while the officer or director is, or was, serving at our request in such capacity. The indemnification period covers all pertinent events and occurrences during the officer’s or director’s lifetime. The maximum potential amount of future payments we could be required to make under these indemnification agreements is unlimited; however, we have director and officer insurance coverage that limits our exposure and enables us to recover a portion of any future amounts paid. We believe the applicable insurance coverage is generally adequate to cover any estimated potential liability under these indemnification agreements. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments we could be obligated to make. We have not recorded any liability for these indemnities, commitments and other guarantees in the accompanying Consolidated Balance Sheets.  In addition, we have some client contracts that do not contain contractual provisions for the limitation of liability, and other client contracts that contain agreed upon exceptions to limitation of liability. We have not recorded any liability in the accompanying Consolidated Balance Sheets with respect to any client contracts under which we have or may have unlimited liability.

Contractual Obligations

The following table summarizes our contractual cash obligations at December 31, 2018, and the effect these obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years	Other
Operating leases (1),(2)	$253,267	$53,071	$92,094	$56,646	$51,456	$—
Purchase obligations (3)	81,351	61,281	18,524	1,546	—	—
Accounts payable (4)	26,923	26,923	—	—	—	—
Accrued employee compensation and benefits (4)	95,813	95,813	—	—	—	—
Income taxes payable (5)	1,433	1,433	—	—	—	—
Other accrued expenses and current liabilities (6)	31,111	31,111	—	—	—	—
Long-term debt (7)	102,000	—	102,000	—	—	—
Long-term income tax liabilities (8)	23,787	—	3,895	5,599	10,954	3,339
Other long-term liabilities (9)	17,112	—	13,342	438	3,332	—
	$632,797	$269,632	$229,855	$64,229	$65,742	$3,339

(1)	Amounts represent the expected cash payments under our operating leases.
(2)

As of December 31, 2018, we subleased three of our operating leases.  Future contractual sublease income of $1.8 million, $3.7 million, $2.7 million and $2.8 million is expected in the periods of less than one year, one to three years, three to five years, and after five years, respectively.

(3)

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

(4)	Accounts payable and accrued employee compensation and benefits, which represent amounts due to vendors and employees payable within one year.
(5)	Income taxes payable, which represents amounts due to taxing authorities payable within one year.
(6)

Other accrued expenses and current liabilities, which excludes deferred grants, include amounts primarily related to restructuring costs, legal and professional fees, telephone charges, rent, derivative contracts and other accruals.

(7)

Amount represents total outstanding borrowings. We entered into a $500 million revolving credit facility on February 14, 2019 that matures in February 2024, which simultaneously replaced and terminated the Company’s $440 million revolving credit facility. See Note 18, Borrowings, to the accompanying Consolidated Financial Statements.

(8)

Long-term income tax liabilities include amounts owed in annual installments through 2025 related to our deemed repatriation under the 2017 Tax Reform Act, as well as uncertain tax positions and related penalties and interest as discussed in Note 20, Income Taxes, to the accompanying Consolidated Financial Statements.  We cannot make reasonably reliable estimates of the cash settlement of $3.3 million of uncertain tax positions with the taxing authority; therefore, amounts have been excluded from payments due by period.

(9)

Other long-term liabilities, which excludes deferred income taxes and other non-cash long-term liabilities. See Note 23, Defined Benefit Pension Plan and Postretirement Benefits, to the accompanying Consolidated Financial Statements.

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

Recognition of Revenues

We recognize revenue in accordance with ASC 606, Revenue Recognition.  We primarily recognize revenues from services over time using output methods such as a per minute, per hour, per call, per transaction or per time and material basis, since our customers simultaneously receive and consume the benefits of our services as they are delivered.  Our customer contracts include penalty and holdback provisions for failure to meet specified minimum service levels and other performance-based contingencies, as well as the right of certain of our clients to chargeback accounts that do not meet certain requirements for specified periods after a sale has occurred. Certain customers also receive cash discounts for early payment. These provisions are accounted for as variable consideration and are estimated using the expected value method based on historical service and pricing trends for the past six months, the individual contract provisions, and our best judgment at the time.  Since we maintain a large portfolio of contracts with similar billing structures and characteristics, and the nature of these provisions can result in numerous potential outcomes, the expected value method provides a more accurate assessment of the consideration to which we are entitled.  We utilize a rolling six-month historical servicing and pricing trend data in order to reduce the likelihood of a significant revenue reversal in the future since the majority of our customer contracts include termination for convenience or without cause provisions allowing either party to cancel within a defined notification period, typically up to 180 days.

Income Taxes

We reduce deferred tax assets by a valuation allowance if, based on the weight of available evidence, both positive and negative, for each respective tax jurisdiction, it is more likely than not that some portion or all of such deferred tax assets will not be realized. Available evidence which is considered in determining the amount of valuation allowance required includes, but is not limited to, our estimate of future taxable income and any applicable tax-planning strategies. Establishment or reversal of certain valuation allowances may have a significant impact on both current and future results.  The recoverability of a net deferred tax asset is dependent upon future profitability, estimates of future taxable income and any applicable tax-planning strategies, within each taxing jurisdiction.

As of December 31, 2018, we determined that a total valuation allowance of $32.3 million was necessary to reduce U.S. deferred tax assets by $0.9 million and foreign deferred tax assets by $31.4 million, where it was more likely than not that some portion or all of such deferred tax assets will not be realized.  The recoverability of the remaining net deferred tax asset of $1.9 million as of December 31, 2018 is dependent upon future profitability within each tax jurisdiction. As of December 31, 2018, based on our estimates of future taxable income and any applicable tax-planning strategies within various tax jurisdictions, we believe that it is more likely than not that the remaining net deferred tax assets will be realized.

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

The Company provides U.S. income taxes on the earnings of foreign subsidiaries unless they are exempted from taxation as a result of the new territorial tax system.  No additional income taxes have been provided for any remaining outside basis difference inherent in these entities as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining outside basis difference in these entities is not practicable due to the inherent complexity of the multi-national tax environment in which we operate.

On December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Reform Act. In accordance with SAB 118, we have determined that the deferred tax expense recorded in connection with the remeasurement of certain deferred tax assets and liabilities and the current tax expense recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings was a provisional amount and a reasonable estimate at December 31, 2017. The Company recorded a $0.2 million decrease to the provision for income tax during the year ended December 31, 2018 upon finalizing the impact of the 2017 Tax Reform Act.

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

As of December 31, 2018, we had $2.7 million of unrecognized tax benefits, a net increase of $1.4 million from $1.3 million as of December 31, 2017. Had we recognized these tax benefits, approximately $2.7 million and $1.3 million, along with the related interest and penalties, would have favorably impacted the effective tax rate in 2018 and 2017, respectively. We do not anticipate that any of the unrecognized tax benefits will be recognized in the next twelve months.

Our provision for income taxes is subject to volatility and is impacted by the distribution of earnings in the various domestic and international jurisdictions in which we operate. Our effective tax rate could be impacted by earnings being either proportionally lower or higher in foreign countries with tax rates different from the U.S. tax rates. In addition, we have been granted tax holidays in several foreign tax jurisdictions, which have various expiration dates ranging from 2019 through 2028. If we are unable to renew a tax holiday in any of these jurisdictions, our effective tax rate could be adversely impacted. In some cases, the tax holidays expire without possibility of renewal. In other cases, we expect to renew these tax holidays, but there are no assurances from the respective foreign governments that they will permit a renewal. The tax holidays decreased the provision for income taxes by $4.0 million, $3.0 million and $3.3 million for the years ended December 31, 2018, 2017 and 2016, respectively.  Our effective tax rate could also be affected by several additional factors, including changes in the valuation of our deferred tax assets or liabilities, changing legislation, regulations, and court interpretations that impact tax law in multiple tax jurisdictions in which we operate, as well as new requirements, pronouncements and rulings of certain tax, regulatory and accounting organizations.

Purchase Accounting

Our financial statements include the operations of an acquired business starting from the completion of the acquisition.  In addition, the assets acquired and liabilities assumed are recorded on the date of acquisition at their respective estimated fair values, with any excess of the purchase price over the estimated fair values of the net assets acquired recorded as goodwill.

Significant judgment is required in estimating the fair value of intangible assets and in assigning their respective useful lives.  Accordingly, we typically obtain the assistance of third-party valuation specialists for significant items. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management but are inherently uncertain.  We consider the income, market and cost approaches and place reliance on the approach or approaches deemed most indicative of value to estimate the fair value of intangible assets. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants and include the amount and timing of future cash flows (including expected growth rates and profitability), the underlying demand, technology life cycles, the economic barriers to entry and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances may occur that could affect the accuracy or validity of the estimates and assumptions.

Determining the useful life of an intangible asset also requires judgment.  With the exception of domain names, the majority of our acquired intangible assets (e.g., customer relationships, trade names and trademarks) are expected to have determinable useful lives. Our assessment as to the useful lives of these intangible assets is based on a number of factors including competitive environment, market share, trademark, brand history, underlying demand, operating plans and the macroeconomic environment of the countries in which the services are provided. Finite-lived intangible assets are amortized over their estimated useful life.

Goodwill, Intangibles and Long-Lived Assets

The value of indefinite-lived intangible assets and goodwill is not amortized but is tested at least annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We perform our annual impairment test on July 31st of each year. To assess the realizability of goodwill, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We may elect to forgo this option and proceed to the quantitative goodwill impairment test.

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

We test indefinite-lived intangibles by reviewing the book values compared to the fair value. We determine the fair value of our reporting units and indefinite-lived intangible assets based on the income and market approaches. We calculate the fair value of our reporting units and indefinite-lived intangible assets based on the present value of estimated future cash flows.

We estimate fair value using discounted cash flows of the reporting units. The most significant assumptions used in these analyses are those made in estimating future cash flows. In estimating future cash flows, we use financial assumptions in our internal forecasting model such as projected capacity utilization, projected changes in the prices we charge for our services, projected labor costs, projected foreign currency exchange rates, as well as contract negotiation status. The financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate. We use a discount rate we consider appropriate for the country where the services are being provided. Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows to measure fair value.  If actual results differ substantially from the assumptions used in performing the impairment test, the fair value of the reporting units may be significantly lower, causing the carrying value to exceed the fair value and indicating an impairment has occurred.

We did not recognize any impairment charges for goodwill in the years presented, as our annual impairment testing indicated that all reporting unit goodwill fair values exceeded their respective carrying values. Future changes in the judgments, assumptions and estimates that are used in our impairment testing for goodwill and indefinite-lived intangible assets, including discount and tax rates and future cash flow projections, could result in significantly different estimates of the fair values. A significant reduction in the estimated fair values could result in impairment charges that could materially affect our results of operations.

We evaluate the carrying value of our other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The evaluation is performed at the lowest level of identifiable cash flows, which is at the individual asset level or the asset group level. An asset is considered to be impaired when the forecasted undiscounted cash flows are estimated to be less than its carrying value. The amount of impairment recognized is the difference between the carrying value of the asset or asset group and its fair value, which is determined by an appropriate market appraisal or other valuation technique. Undiscounted cash flows are based on assumptions concerning the amount and timing of estimated future cash flows. Future adverse changes in market conditions or poor operating results of the underlying investment could result in losses or an inability to recover the carrying value of the investment and, therefore, might require an impairment charge in the future. Assets classified as held-for-sale, if any, are recorded at the lower of carrying value or fair value less costs to sell.

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

We serve a number of U.S.-based clients using customer engagement center capacity in the Philippines and Costa Rica, which are within our Americas segment. Although a substantial portion of the costs incurred to render services under these contracts are denominated in Philippine Pesos (“PHP”) and Costa Rican Colones (“CRC”), the contracts with these clients are priced in USDs, which represent FX exposures. Additionally, our EMEA segment services clients in Hungary and Romania with a substantial portion of the costs incurred to render services under these contracts denominated in Hungarian Forints and Romanian Leis, where the contracts are priced in Euros.

In order to hedge a portion of our anticipated revenues denominated in USD, we had outstanding forward contracts and options as of December 31, 2018 with counterparties through December 2019 with notional amounts totaling $132.3 million. As of December 31, 2018, we had net total derivative liabilities associated with these contracts with a fair value of $1.6 million. If the USD was to weaken against the PHP and CRC by 10% from current period-end levels, we would incur a loss of approximately $11.1 million on the underlying exposures of the derivative instruments. However, this loss would be mitigated by corresponding gains on the underlying exposures.

We had outstanding forward exchange contracts as of December 31, 2018 with notional amounts totaling $19.3 million that are not designated as hedges. The purpose of these derivative instruments is to protect against FX volatility pertaining to intercompany receivables and payables, and other assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies.  As of December 31, 2018, the fair value of these derivatives was a net liability of $0.3 million. The potential loss in fair value at December 31, 2018, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $1.2 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.

We had embedded derivative contracts with notional amounts totaling $14.1 million that are not designated as hedges. As of December 31, 2018, the fair value of these derivatives was a net liability of $0.4 million. The potential loss in fair value at December 31, 2018, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $2.2 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.

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

Interest Rate Risk

Our exposure to interest rate risk results from variable rate debt outstanding under our revolving credit facility. We pay interest on outstanding borrowings at interest rates that fluctuate based upon changes in various base rates. As of December 31, 2018, we had $102.0 million in borrowings outstanding under the revolving credit facility.  Based on our level of variable rate debt outstanding during the year ended December 31, 2018, a 1.0% increase in the weighted average interest rate, which generally equals the LIBOR rate plus an applicable margin, would have had an impact of $1.1 million on our results of operations.

We have not historically used derivative instruments to manage exposure to changes in interest rates.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are located beginning on page 54 and page 34 of this report, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment, management believes that, as of December 31, 2018, our internal control over financial reporting was effective.

We acquired WhistleOut Pty Ltd and WhistleOut Inc. (together, “WhistleOut”) on July 9, 2018 and Symphony Ventures Ltd (“Symphony”) on November 1, 2018. See Note 3, Acquisitions, of “Notes to Consolidated Financial Statements” for additional information. As permitted by the Securities and Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition and management elected to exclude WhistleOut and Symphony (collectively, the “Excluded Acquisitions”) from its assessment of internal control over financial reporting as of December 31, 2018. The aggregate assets and revenues of the Excluded Acquisitions constituted 8.7% and 0.9% of the Company’s consolidated total assets and revenues as of and for the year ended December 31, 2018, respectively.

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except for the change discussed under “Changes to Internal Control Over Financial Reporting” below.

Attestation Report of Independent Registered Public Accounting Firm

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on page 46.

Changes to Internal Control Over Financial Reporting

We have excluded WhistleOut and Symphony from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2018. We have completed certain integration activities and both WhistleOut and Symphony have designed internal controls over financial reporting. Management will continue to assess the control environment.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sykes Enterprises, Incorporated

Tampa, Florida

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Sykes Enterprises, Incorporated and subsidiaries (the "Company") as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements and schedule as of and for the year ended December 31, 2018 of the Company and our report dated February 26, 2019 expressed an unqualified opinion on those financial statements and schedule.

As described in Management's Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at WhistleOut Pty Ltd, WhistleOut Inc. and Symphony Ventures Ltd (collectively, the “Excluded Acquisitions”) which were acquired during the year ended December 31, 2018, and whose financial statements constitute 8.7% of total assets and 0.9% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2018. Accordingly, our audit did not include the internal control over financial reporting of the Excluded Acquisitions.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

Tampa, Florida

February 26, 2019

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item, with the exception of information on Executive Officers which appears in this report in Item 1 under the caption “Executive Officers,” will be set forth in our Proxy Statement for the 2019 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2018 and is incorporated herein by reference.

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

3.1	Articles of Incorporation of Sykes Enterprises, Incorporated, as amended. (Incorporated herein by reference from Exhibit 3.1 to Form S-3, Registration No. 333-38513, filed on October 23, 1997.)

3.2	Articles of Amendment to Articles of Incorporation of Sykes Enterprises, Incorporated, as amended. (Incorporated herein by reference from Exhibit 3.2 to Form 10-K filed on March 29, 1999.)

3.3	Bylaws of Sykes Enterprises, Incorporated, as amended. (Incorporated herein by reference from Exhibit 3.3 to Form 10-K filed on March 23, 2005.)

3.4	Amendment to Bylaws of Sykes Enterprises, Incorporated. (Incorporated herein by reference from Exhibit 3.1 to Form 8-K filed on March 24, 2014.)

4.1 (P)	Specimen certificate for the Common Stock of Sykes Enterprises, Incorporated. (Incorporated herein by reference from exhibit to Form S-1, Registration No. 333-2324.)

10.1 (P)*	Form of Split Dollar Plan Documents. (Incorporated herein by reference from exhibit to Form S-1, Registration No. 333-2324.)

10.2 (P)*	Form of Split Dollar Agreement. (Incorporated herein by reference from exhibit to Form S-1, Registration No. 333-2324.)

10.3 (P)	Form of Indemnity Agreement between Sykes Enterprises, Incorporated and directors & executive officers. (Incorporated herein by reference from exhibit to Form S-1, Registration No. 333-2324.)

10.4 *	2001 Equity Incentive Plan. (Incorporated herein by reference from Exhibit 10.32 to Form 10-Q filed on May 7, 2001.)

10.5 *	Form of Restricted Share And Stock Appreciation Right Award Agreement dated as of March 29, 2006. (Incorporated herein by reference from Exhibit 99.1 to Form 8-K filed on April 4, 2006.)

10.6 *	Form of Restricted Share And Bonus Award Agreement dated as of March 29, 2006. (Incorporated herein by reference from Exhibit 99.2 to Form 8-K filed on April 4, 2006.)

Exhibit Number	Exhibit Description
10.7 *	Form of Restricted Share Award Agreement dated as of May 24, 2006. (Incorporated herein by reference from Exhibit 99.1 to Form 8-K filed on May 31, 2006.)

10.8 *	Form of Restricted Share And Stock Appreciation Right Award Agreement dated as of January 2, 2007. (Incorporated herein by reference from Exhibit 99.1 to Form 8-K filed on December 28, 2006.)

10.9 *	Form of Restricted Share Award Agreement dated as of January 2, 2007. (Incorporated herein by reference from Exhibit 99.2 to Form 8-K filed on December 28, 2006.)

10.10 *	Form of Restricted Share and Stock Appreciation Right Award Agreement dated as of January 2, 2008. (Incorporated herein by reference from Exhibit 99.1 to Form 8-K filed on January 8, 2008.)

10.11 *	2011 Equity Incentive Plan. (Incorporated herein by reference from Exhibit 10.17 to Form 10-K filed on February 29, 2016.)

10.12 *

Founder’s Retirement and Consulting Agreement dated December 10, 2004 between Sykes Enterprises, Incorporated and John H. Sykes. (Incorporated herein by reference from Exhibit 99.1 to Form 8-K filed on December 16, 2004.)

10.13 *

Amended and Restated Employment Agreement dated as of December 30, 2008 between Sykes Enterprises, Incorporated and Charles E. Sykes. (Incorporated herein by reference from Exhibit 10.26 to Form 10-K filed on March 10, 2009.)

10.14 *

Amended and Restated Employment Agreement dated as of December 29, 2008 between Sykes Enterprises, Incorporated and Jenna R. Nelson. (Incorporated herein by reference from Exhibit 10.31 to Form 10-K filed on March 10, 2009.)

10.15 *

Amended and Restated Employment Agreement dated as of December 29, 2008 between Sykes Enterprises, Incorporated and James T. Holder. (Incorporated herein by reference from Exhibit 10.37 to Form 10-K filed on March 10, 2009.)

10.16 *

Amended and Restated Employment Agreement dated as of December 29, 2008 between Sykes Enterprises, Incorporated and William N. Rocktoff. (Incorporated herein by reference from Exhibit 10.38 to Form 10-K filed on March 10, 2009.)

10.17 *

Amended and Restated Employment Agreement dated as of December 29, 2008 between Sykes Enterprises, Incorporated and David L. Pearson. (Incorporated herein by reference from Exhibit 10.43 to Form 10-K filed on March 10, 2009.)

10.18

Lease Agreement, dated January 25, 2008, Lease Amendment Number One and Lease Amendment Number Two dated February 12, 2008 and May 28, 2008 respectively, between Sykes Enterprises, Incorporated and Kingstree Office One, LLC. (Incorporated herein by reference from Exhibit 99.1 to Form 8-K filed on May 29, 2008.)

10.19

Credit Agreement, dated May 12, 2015, between Sykes Enterprises, Incorporated, the lenders party thereto and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent. (Incorporated herein by reference from Exhibit 10.1 to Form 8-K filed on May 13, 2015.)

10.20

Credit Agreement, dated February 14, 2019, between Sykes Enterprises, Incorporated; KeyBank National Association, as Administrative Agent, Swing Line Lender and Issuing Lender; KeyBanc Capital Markets Inc. as Lead Arranger and Sole Book Runner; and the lenders named therein (Incorporated herein by reference from Exhibit 10.1 to Form 8-K filed on February 15, 2019.)

10.21 *

Employment Agreement, dated as of September 13, 2012, between Sykes Enterprises, Incorporated and Lawrence R. Zingale. (Incorporated herein by reference from Exhibit 99.2 to Form 8-K filed on September 19, 2012.)

Exhibit Number	Exhibit Description
10.22 *	Sykes Enterprises, Incorporated Deferred Compensation Plan Amended and Restated as of January 1, 2014. (Incorporated herein by reference from Exhibit 10.35 to Form 10-K filed on February 19, 2015.)

10.23 *	Employment Agreement, dated as of April 15, 2014, between Sykes Enterprises, Incorporated and John Chapman. (Incorporated herein by reference from Exhibit 99.1 to Form 8-K filed on April 15, 2014.)

10.24 *

Employment Agreement, dated as of October 29, 2014, between Sykes Enterprises, Incorporated and Andrew Blanchard. (Incorporated herein by reference from Exhibit 10.37 to Form 10-K filed on February 19, 2015.)

10.25 *

Employment Agreement, dated as of October 29, 2016, between Sykes Enterprises, Incorporated and James D. Farnsworth. (Incorporated herein by reference from Exhibit 10.36 to Form 10-K filed on March 1, 2017.)

10.26 *

Amended and Restated Sykes Enterprises, Incorporated Deferred Compensation Plan, effective as of January 1, 2016. (Incorporated herein by reference from Exhibit 10.37 to Form 10-K filed on March 1, 2017.)

10.27 *

First Amendment to the Amended and Restated Sykes Enterprises, Incorporated Deferred Compensation Plan, effective as of June 30, 2016. (Incorporated herein by reference from Exhibit 10.38 to Form 10-K filed on March 1, 2017.)

10.28 *

Second Amendment to the Amended and Restated Sykes Enterprises, Incorporated Deferred Compensation Plan, effective as of January 1, 2017. (Incorporated herein by reference from Exhibit 10.39 to Form 10-K filed on March 1, 2017.)

10.29 *

Third Amendment to the Amended and Restated Sykes Enterprises, Incorporated Deferred Compensation Plan, effective as of January 1, 2017. (Incorporated herein by reference from Exhibit 10.1 to Form 10-Q filed on August 9, 2017.)

10.30 *

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

21.1 +	List of subsidiaries of Sykes Enterprises, Incorporated.

23.1 +	Consent of Independent Registered Public Accounting Firm.

24.1 +	Power of Attorney relating to subsequent amendments (included on the signature page of this report).

31.1 +	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).

31.2 +	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a).

32.1 ++	Certification of Chief Executive Officer, pursuant to Section 1350.

32.2 ++	Certification of Chief Financial Officer, pursuant to Section 1350.

101.INS +,#	XBRL Instance Document

101.SCH +,#	XBRL Taxonomy Extension Schema Document

101.CAL +,#	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB +,#	XBRL Taxonomy Extension Label Linkbase Document

Exhibit Number	Exhibit Description

101.PRE +,#	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF +,#	XBRL Taxonomy Extension Definition Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.

+	Filed herewith.

++	Furnished herewith.

#	Submitted electronically with this Annual Report.

(P)	This exhibit has been paper filed and is not subject to the hyperlinking requirements of Item 601 of Regulation S-K.

Item 16. Form 10-K Summary

Not Applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, and State of Florida, on this 26th day of February 2019.

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

Signature	Title	Date

/s/ James S. MacLeod	Chairman of the Board	February 26, 2019
James S. MacLeod

/s/ Charles E. Sykes	President and Chief Executive Officer and	February 26, 2019
Charles E. Sykes	Director (Principal Executive Officer)

/s/ Vanessa C.L. Chang	Director	February 26, 2019
Vanessa C.L. Chang

/s/ Carlos E. Evans	Director	February 26, 2019
Carlos E. Evans

/s/ Lorraine L. Lutton	Director	February 26, 2019
Lorraine L. Lutton

/s/ William J. Meurer	Director	February 26, 2019
William J. Meurer

/s/ William D. Muir, Jr.	Director	February 26, 2019
William D. Muir, Jr.

/s/ W. Mark Watson	Director	February 26, 2019
W. Mark Watson

/s/ Paul L. Whiting	Director	February 26, 2019
Paul L. Whiting

/s/ John Chapman	Executive Vice President and Chief Financial Officer	February 26, 2019
John Chapman	(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Sykes Enterprises, Incorporated

Tampa, Florida

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2019, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for revenue in the year ended December 31, 2018 due to the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606).

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

/s/ Deloitte & Touche LLP

Tampa, Florida

February 26, 2019

We have served as the Company’s auditor since 2001.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share data)	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$128,697	$343,734
Receivables, net	347,425	341,958
Prepaid expenses	23,754	22,132
Other current assets	16,761	19,743
Total current assets	516,637	727,567
Property and equipment, net	135,418	160,790
Goodwill, net	302,517	269,265
Intangibles, net	174,031	140,277
Deferred charges and other assets	43,364	29,193
	$1,171,967	$1,327,092
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$26,923	$32,133
Accrued employee compensation and benefits	95,813	102,899
Income taxes payable	1,433	2,606
Deferred revenue and customer liabilities	30,176	34,717
Other accrued expenses and current liabilities	31,235	30,888
Total current liabilities	185,580	203,243
Deferred grants	2,241	3,233
Long-term debt	102,000	275,000
Long-term income tax liabilities	23,787	27,098
Other long-term liabilities	31,750	22,039
Total liabilities	345,358	530,613

Commitments and loss contingency (Note 22)

Shareholders' equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 200,000 shares authorized; 42,778 and 42,899 shares issued, respectively	428	429
Additional paid-in capital	286,544	282,385
Retained earnings	598,788	546,843
Accumulated other comprehensive income (loss)	(56,775)	(31,104)
Treasury stock at cost: 126 and 117 shares, respectively	(2,376)	(2,074)
Total shareholders' equity	826,609	796,479
	$1,171,967	$1,327,092

See accompanying Notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended December 31,
(in thousands, except per share data)	2018	2017	2016
Revenues	$1,625,687	$1,586,008	$1,460,037
Operating expenses:
Direct salaries and related costs	1,072,907	1,039,677	947,593
General and administrative	407,285	376,825	351,681
Depreciation, net	57,350	55,972	49,013
Amortization of intangibles	15,542	21,082	19,377
Impairment of long-lived assets	9,401	5,410	—
Total operating expenses	1,562,485	1,498,966	1,367,664
Income from operations	63,202	87,042	92,373

Other income (expense):
Interest income	706	696	607
Interest (expense)	(4,743)	(7,689)	(5,570)
Other income (expense), net	(2,248)	1,258	1,474
Total other income (expense), net	(6,285)	(5,735)	(3,489)

Income before income taxes	56,917	81,307	88,884
Income taxes	7,991	49,091	26,494
Net income	$48,926	$32,216	$62,390

Net income per common share:
Basic	$1.16	$0.77	$1.49
Diluted	$1.16	$0.76	$1.48

Weighted average common shares outstanding:
Basic	42,090	41,822	41,847
Diluted	42,246	42,141	42,239

See accompanying Notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
(in thousands)	2018	2017	2016
Net income	$48,926	$32,216	$62,390
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of taxes	(21,938)	36,078	(13,792)
Unrealized gain (loss) on net investment hedges, net of taxes	—	(5,220)	2,096
Unrealized gain (loss) on cash flow hedging instruments, net of taxes	(4,335)	4,696	(1,698)
Unrealized actuarial gain (loss) related to pension liability, net of taxes	682	449	96
Unrealized gain (loss) on postretirement obligation, net of taxes	(80)	(80)	(67)
Other comprehensive income (loss), net of taxes	(25,671)	35,923	(13,365)
Comprehensive income (loss)	$23,255	$68,139	$49,025

See accompanying Notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Additional		Accumulated Other
(in thousands)	Shares Issued	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2016	42,785	$428	$275,380	$458,325	$(53,662)	$(1,791)	$678,680
Stock-based compensation expense	—	—	10,779	—	—	—	10,779
Excess tax benefit from stock-based compensation	—	—	2,098	—	—	—	2,098
Issuance of common stock under equity award plans, net of forfeitures	425	4	190	—	—	(194)	—
Shares repurchased for tax withholding on equity awards	(169)	(2)	(4,914)	—	—	—	(4,916)
Repurchase of common stock	—	—	—	—	—	(11,144)	(11,144)
Retirement of treasury stock	(146)	(1)	(2,176)	(2,104)	—	4,281	—
Comprehensive income (loss)	—	—	—	62,390	(13,365)	—	49,025
Balance at December 31, 2016	42,895	429	281,357	518,611	(67,027)	(8,848)	724,522
Cumulative effect of accounting change	—	—	232	(153)	—	—	79
Stock-based compensation expense	—	—	7,621	—	—	—	7,621
Issuance of common stock under equity award plans, net of forfeitures	386	4	250	—	—	(254)	—
Shares repurchased for tax withholding on equity awards	(132)	(1)	(3,881)	—	—	—	(3,882)
Retirement of treasury stock	(250)	(3)	(3,194)	(3,831)	—	7,028	—
Comprehensive income (loss)	—	—	—	32,216	35,923	—	68,139
Balance at December 31, 2017	42,899	429	282,385	546,843	(31,104)	(2,074)	796,479
Cumulative effect of accounting change (Note 2)	—	—	—	3,019	—	—	3,019
Stock-based compensation expense	—	—	7,543	—	—	—	7,543
Issuance of common stock under equity award plans, net of forfeitures	(3)	—	302	—	—	(302)	—
Shares repurchased for tax withholding on equity awards	(118)	(1)	(3,686)	—	—	—	(3,687)
Comprehensive income (loss)	—	—	—	48,926	(25,671)	—	23,255
Balance at December 31, 2018	42,778	$428	$286,544	$598,788	$(56,775)	$(2,376)	$826,609

See accompanying Notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2018	2017	2016
Cash flows from operating activities:
Net income	$48,926	$32,216	$62,390
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	57,817	56,482	49,600
Amortization of intangibles	15,542	21,082	19,377
Amortization of deferred grants	(657)	(716)	(845)
Impairment losses	9,401	5,410	—
Unrealized foreign currency transaction (gains) losses, net	(843)	(4,671)	(1,104)
Stock-based compensation expense	7,543	7,621	10,779
Deferred income tax provision (benefit)	(1,509)	7,908	2,339
Net (gain) loss on disposal of property and equipment	312	474	314
Write-downs (recoveries) of value added tax receivables	—	—	(148)
Unrealized (gains) losses and premiums on financial instruments, net	805	(98)	521
Amortization of deferred loan fees	269	269	269
Imputed interest expense and fair value adjustments to contingent consideration	—	(529)	(1,496)
Other	834	(34)	(37)
Changes in assets and liabilities, net of acquisitions:
Receivables, net	(8,224)	(10,154)	(32,905)
Prepaid expenses	(1,690)	(221)	(3,587)
Other current assets	(693)	(1,433)	(3,398)
Deferred charges and other assets	(13,621)	(930)	(1,286)
Accounts payable	(1,571)	7,286	(2,938)
Income taxes receivable / payable	(1,066)	1,137	4,999
Accrued employee compensation and benefits	(6,418)	5,101	15,699
Other accrued expenses and current liabilities	449	(5,548)	5,090
Deferred revenue and customer liabilities	(1,623)	(5,866)	6,343
Other long-term liabilities	5,111	20,003	2,850
Net cash provided by operating activities	109,094	134,789	132,826
Cash flows from investing activities:
Capital expenditures	(46,884)	(63,344)	(78,342)
Cash paid for business acquisitions, net of cash acquired	(78,395)	(9,075)	(205,324)
Net investment hedge settlement	—	(5,122)	10,339
Purchase of intangible assets	(8,156)	(4,825)	(10)
Investment in equity method investees	(5,000)	(5,012)	—
Other	1,495	101	582
Net cash (used for) investing activities	(136,940)	(87,277)	(272,755)

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Continued)

	Years Ended December 31,
(in thousands)	2018	2017	2016
Cash flows from financing activities:
Payments of long-term debt	(231,000)	—	(19,000)
Proceeds from issuance of long-term debt	58,000	8,000	216,000
Cash paid for repurchase of common stock	—	—	(11,144)
Proceeds from grants	31	163	202
Shares repurchased for tax withholding on equity awards	(3,687)	(3,882)	(4,916)
Payments of contingent consideration related to acquisitions	—	(5,760)	(1,396)
Net cash provided by (used for) financing activities	(176,656)	(1,479)	179,746
Effects of exchange rates on cash, cash equivalents and restricted cash	(10,072)	31,178	(8,468)
Net increase (decrease) in cash, cash equivalents and restricted cash	(214,574)	77,211	31,349
Cash, cash equivalents and restricted cash – beginning	344,805	267,594	236,245
Cash, cash equivalents and restricted cash – ending	$130,231	$344,805	$267,594
Supplemental disclosures of cash flow information:
Cash paid during period for interest	$3,888	$6,680	$4,003
Cash paid during period for income taxes	$19,587	$24,342	$18,764
Non-cash transactions:
Property and equipment additions in accounts payable	$1,944	$6,056	$10,692
Unrealized gain (loss) on postretirement obligation in accumulated other comprehensive income (loss)	$(80)	$(80)	$(67)

See accompanying Notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1. Overview and Summary of Significant Accounting Policies

Business — Sykes Enterprises, Incorporated and consolidated subsidiaries (“SYKES” or the “Company”) is a leading provider of multichannel demand generation and global customer engagement services.  SYKES provides differentiated full lifecycle customer engagement solutions and services primarily to Global 2000 companies and their end customers principally within the financial services, communications, technology, transportation & leisure, healthcare and other industries. SYKES primarily provides customer engagement solutions and services with an emphasis on inbound multichannel demand generation, customer service and technical support to its clients’ customers. Utilizing SYKES’ integrated onshore/offshore global delivery model, SYKES provides its services through multiple communication channels including phone, e-mail, social media, text messaging, chat and digital self-service. SYKES also provides various enterprise support services in the United States that include services for its clients’ internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, SYKES also provides fulfillment services, which include order processing, payment processing, inventory control, product delivery and product returns handling. Additionally, through the Company’s acquisition of robotic processing automation (“RPA”) provider Symphony Ventures Ltd (“Symphony”) coupled with our investment in artificial intelligence (“AI”) through XSell Technologies, Inc. (“XSell”), the Company also provides a suite of solutions such as consulting, implementation, hosting and managed services that optimizes its differentiated full lifecycle management services platform. The Company has operations in two reportable segments entitled (1) the Americas, in which the client base is primarily companies in the United States that are using the Company’s services to support their customer management needs, which includes the United States, Canada, Latin America, Australia and the Asia Pacific Rim; and (2) EMEA, which includes Europe, the Middle East and Africa.

U.S. 2017 Tax Reform Act

On December 20, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Reform Act”) was approved by Congress and received presidential approval on December 22, 2017. In general, the 2017 Tax Reform Act reduced the United States (“U.S.”) corporate income tax rate from 35% to 21%, effective in 2018. The 2017 Tax Reform Act moved from a worldwide business taxation approach to a participation exemption regime. The 2017 Tax Reform Act also imposed base-erosion prevention measures on non-U.S. earnings of U.S. entities, as well as a one-time mandatory deemed repatriation tax on accumulated non-U.S. earnings. The impact of the 2017 Tax Reform Act on the consolidated financial results began with the fourth quarter of 2017, the period of enactment. This impact, along with the transitional taxes discussed in Note 20, Income Taxes, is reflected in the Other segment.

Acquisitions

On November 1, 2018, the Company completed the acquisition of Symphony, pursuant to a definitive Share Purchase Agreement (the “Symphony Purchase Agreement”) entered into on October 18, 2018 (the “Symphony acquisition”). The Company has reflected Symphony’s results in its consolidated financial statements in the EMEA segment since November 1, 2018.

On July 9, 2018, the Company completed the acquisition of WhistleOut Pty Ltd and WhistleOut Inc. (together, “WhistleOut”), pursuant to a definitive Share Sale Agreement (the “WhistleOut Sale Agreement”).  The Company has reflected WhistleOut’s results in its consolidated financial statements in the Americas segment since July 9, 2018.

In May 2017, the Company completed the acquisition of certain assets of a Global 2000 telecommunications services provider, pursuant to a definitive Asset Purchase Agreement (the “Telecommunications Asset Acquisition Purchase Agreement”) entered into on April 24, 2017 (the “Telecommunications Asset acquisition”).  The Company has reflected the Telecommunications Asset acquisition’s results in its consolidated financial statements in the Americas segment since May 31, 2017.

In April 2016, the Company completed the acquisition of Clear Link Holdings, LLC (“Clearlink”), pursuant to a definitive Agreement and Plan of Merger (the “Merger Agreement”), dated March 6, 2016. The Company has reflected Clearlink’s results in its consolidated financial statements in the Americas segment since April 1, 2016.

The Company’s acquisitions during 2017 and 2018 were immaterial to the Company individually and in the aggregate.  See Note 3, Acquisitions, for additional information.

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

Subsequent Events — Subsequent events or transactions have been evaluated through the date and time of issuance of the consolidated financial statements. On February 14, 2019, the Company entered into a new credit agreement.  See Note 18, Borrowings, for further information. There were no other material subsequent events that required recognition or disclosure in the accompanying consolidated financial statements.

Cash, Cash Equivalents and Restricted cash — Cash and cash equivalents consist of cash and highly liquid short-term investments, primarily held in non-interest-bearing investments which have original maturities of less than 90 days. Cash in the amount of $128.7 million and $343.7 million at December 31, 2018 and 2017, respectively, was primarily held in non-interest bearing accounts. Cash and cash equivalents of $115.7 million and $335.1 million at December 31, 2018 and 2017, respectively, were held in international operations. Most of these funds will not be subject to additional taxes if repatriated to the United States. There are circumstances where the Company may be unable to repatriate some of the cash and cash equivalents held by its international operations due to country restrictions.

Restricted cash includes cash whereby the Company’s ability to use the funds at any time is contractually limited or is generally designated for specific purposes arising out of certain contractual or other obligations.

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheets that sum to the amounts reported in the Consolidated Statements of Cash Flows (in thousands):

	December 31,
	2018	2017	2016	2015
Cash and cash equivalents	$128,697	$343,734	$266,675	$235,358
Restricted cash included in "Other current assets"	149	154	160	207
Restricted cash included in "Deferred charges and other assets"	1,385	917	759	680
	$130,231	$344,805	$267,594	$236,245

Allowance for Doubtful Accounts — The Company maintains allowances for doubtful accounts on trade account receivables for estimated losses arising from the inability of its customers to make required payments. The Company’s estimate is based on qualitative and quantitative analyses, including credit risk measurement tools and methodologies using publicly available credit and capital market information, a review of the current status of the Company’s trade accounts receivable and the historical collection experience of the Company’s clients. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change if the financial condition of the Company’s customers were to deteriorate, resulting in a reduced ability to make payments.

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

The carrying value of property and equipment to be held and used is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360, Property, Plant and Equipment. For purposes of recognition and measurement of an impairment loss, assets are grouped at the lowest levels for which there are identifiable cash flows (the “asset group”).  An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the amount by which the carrying value of the asset exceeds its estimated fair value, which is generally determined based on appraisals or sales prices of comparable assets or independent third party offers. Occasionally, the Company redeploys property and equipment from under-utilized centers to other locations to improve capacity utilization if it is determined that the related undiscounted future cash flows in the under-utilized centers would not be sufficient to recover the carrying amount of these assets. Other than what has been disclosed in Note 5, Fair Value, the Company determined that its property and equipment was not impaired as of December 31, 2018 and 2017.

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

The Company evaluates tax positions that have been taken or are expected to be taken in its tax returns and records a liability for uncertain tax positions in accordance with ASC 740. ASC 740 contains a two-step approach to recognizing and measuring uncertain tax positions. First, tax positions are recognized if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon examination, including resolution of related appeals or litigation processes, if any. Second, the tax position is measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement. The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes in the accompanying consolidated financial statements.

Self-Insurance Programs — The Company self-insures for certain levels of workers' compensation and self-funds the medical, prescription drug and dental benefit plans in the United States.  Estimated costs are accrued at the projected settlements for known and anticipated claims. Amounts related to these self-insurance programs are included in “Accrued employee compensation and benefits” and “Other long-term liabilities” in the accompanying Consolidated Balance Sheets.

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

The Company receives government employment grants as an incentive to create and maintain permanent employment positions for a specified time period. These grants are repayable, under certain terms and conditions, if the Company's relevant employment levels do not meet or exceed the employment levels set forth in the grant agreements. Accordingly, grant monies received are deferred and amortized primarily as a reduction to “Direct salaries and related costs” using the proportionate performance model over the required employment period.

The Company receives government lease grants as an incentive for leasing space at specific locations or locating engagement centers in a government’s jurisdiction. These grants are repayable under certain terms and conditions, as set forth in the grant agreements. Accordingly, grant monies received are deferred and amortized primarily as a reduction to rent expense included in “General and administrative” over the required lease period.

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

The Company evaluates an equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. Factors considered by the Company when reviewing an equity method investment for impairment include the length of time (duration) and the extent (severity) to which the fair value of the equity method investment has been less than cost, the investee’s financial condition and near-term prospects, and the intent and ability to hold the investment for a period of time sufficient to allow for anticipated recovery. An impairment that is other-than-temporary is recognized in the period identified.  As of December 31, 2018 and 2017, the Company did not identify any instances where the carrying values of its equity method investments were not recoverable.

In July 2017, the Company made a strategic investment of $10.0 million in XSell for 32.8% of XSell’s preferred stock. The Company is incorporating XSell’s machine learning and AI algorithms into its business. The Company believes this will increase the sales performance of its agents to drive revenue for its clients, improve the experience of the Company’s clients’ end customers and enhance brand loyalty, reduce the cost of customer care and leverage analytics and machine learning to source the best agents and improve their performance.

The Company’s net investment in XSell of $9.2 million and $9.8 million was included in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheets as of December 31, 2018 and 2017, respectively.  The Company’s investment was paid in two installments of $5.0 million, one in July 2017 and one in August 2018. The Company’s proportionate share of XSell’s income (loss) of $(0.7) million and $(0.1) million was included in “Other income (expense), net” in the accompanying Consolidated Statements of Operations for the years ended December 31, 2018 and 2017, respectively.

Customer-Acquisition Advertising Costs — The Company’s advertising costs are expensed as incurred. Total advertising costs included in the accompanying Consolidated Statements of Operations were as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Customer-acquisition advertising costs included in "Direct salaries and related costs"	$49,657	$36,659	$28,116
Customer-acquisition advertising costs included in "General and administrative"	60	115	—

Stock-Based Compensation — The Company has three stock-based compensation plans: the 2011 Equity Incentive Plan (for employees and certain non-employees), approved by the Company’s shareholders, the Non-Employee Director Fee Plan (for non-employee directors) and the Deferred Compensation Plan (for certain eligible employees). All of these plans are discussed more fully in Note 24, Stock-Based Compensation. Stock-based awards under these plans may consist of common stock, stock options, cash-settled or stock-settled stock appreciation rights, restricted stock and other stock-based awards. The Company issues common stock and uses treasury stock to satisfy stock option exercises or vesting of stock awards.

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

Embedded Derivatives — The Company uses significant unobservable inputs to determine the fair value of embedded derivatives, which are classified in Level 3 of the fair value hierarchy.  These unobservable inputs include expected cash flows associated with the lease, currency exchange rates on the day of commencement, as well as forward currency exchange rates; results of which are adjusted for credit risk. These items are classified in Level 3 of the fair value hierarchy. See Note 11, Financial Derivatives, for further information.

Investments Held in Rabbi Trust — The investment assets of the rabbi trust are valued using quoted market prices in active markets, which are classified in Level 1 of the fair value hierarchy. For additional information about the deferred compensation plan, refer to Note 12, Investments Held in Rabbi Trust, and Note 24, Stock-Based Compensation.

Contingent Consideration — The Company uses significant unobservable inputs to determine the fair value of contingent consideration, which is classified in Level 3 of the fair value hierarchy.  The contingent consideration recorded related to the Qelp B.V. (“Qelp”) acquisition and liabilities assumed as part of the Clearlink acquisition was recognized at fair value using a discounted cash flow methodology and a discount rate of approximately 14.0% and 10.0%, respectively. The discount rates vary dependent on the specific risks of each acquisition including the country of operation, the nature of services and complexity of the acquired business, and other similar factors, all of which are significant inputs not observable in the market.  Significant increases or decreases in any of the inputs in isolation would result in a significantly higher or lower fair value measurement.

Foreign Currency Translation — The assets and liabilities of the Company’s foreign subsidiaries, whose functional currency is other than the U.S. Dollar, are translated at the exchange rates in effect on the balance sheet date, and income and expenses are translated at the weighted average exchange rate during the period. The net effect of translation gains and losses is not included in determining net income, but is included in “Accumulated other comprehensive income (loss)” (“AOCI”), which is reflected as a separate component of shareholders’ equity until the sale or until the complete or substantially complete liquidation of the net investment in the foreign subsidiary. Foreign currency transactional gains and losses are included in “Other income (expense), net” in the accompanying Consolidated Statements of Operations.

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

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedging activities. This process includes linking all derivatives that are designated as cash flow hedges to forecasted transactions. Hedges of a net investment in a foreign operation are linked to the specific foreign operation.  The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective on a prospective and retrospective basis. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge or if a forecasted hedge is no longer probable of occurring, or if the Company de-designates a derivative as a hedge, the Company discontinues hedge accounting prospectively. At December 31, 2018 and 2017, all hedges were determined to be highly effective.

The Company also periodically enters into forward contracts that are not designated as hedges as defined under ASC 815. The purpose of these derivative instruments is to reduce the effects from fluctuations caused by volatility in currency exchange rates on the Company’s operating results and cash flows. Changes in the fair value of the derivative instruments are included in “Revenues” or “Other income (expense), net”, depending on the underlying risk exposure.  See Note 11, Financial Derivatives, for further information on financial derivative instruments.

Reclassifications — Certain balances in prior years have been reclassified to conform to current year presentation.

New Accounting Standards Not Yet Adopted

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”) and subsequent amendments (together, “ASC 842”). These amendments require the recognition of lease assets and lease liabilities on the balance sheet by lessees for those leases currently classified as operating leases under ASC 840, Leases. These amendments also require qualitative disclosures along with specific quantitative disclosures. These amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted.  Entities have the option to either apply the amendments (1) at the beginning of the earliest period presented using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements or (2) at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without the need to restate prior periods. There are also certain optional practical expedients that an entity may elect to apply.

The Company’s implementation team has compiled a detailed inventory of leases, performed a preliminary analysis of the impact to the financial statements, and implemented a lease accounting software solution to assist in complying with ASC 842. Additionally, the implementation team is evaluating the impact of ASC 842 on the Company’s business processes, systems and internal controls, and has begun the process of instituting changes where needed.

The Company elected to use the package of practical expedients that allows it to not reassess: (1) whether any expired or existing contracts are or contain leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. The Company additionally elected to use the practical expedients that allows lessees to treat the lease and non-lease components of leases as a single lease component as well as the short-term lease recognition exemption for certain of the Company’s asset classes. The Company will adopt this guidance at the adoption date of January 1, 2019, using the transition method that allows it to initially apply ASC 842 as of January 1, 2019 and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company does not expect to recognize a material adjustment to retained earnings upon adoption.

The adoption of ASC 842 will have a material impact on the Company’s Consolidated Balance Sheet due to the recognition of the right-of-use (“ROU”) assets and lease liabilities. The Company believes that the majority of its leases will maintain their current lease classification under ASC 842. The adoption of ASC 842 is not expected to have a material impact on the Company’s Consolidated Statement of Operations or Consolidated Statement of Cash Flows. Because of the transition method the Company has elected, ASC 842 will not be applied to periods prior to adoption and, therefore, will have no impact on the Company’s previously reported results. The future undiscounted minimum lease payments for the Company’s operating leases of $253.3 million as of December 31, 2018 are discussed in Note 22, Commitments and Loss Contingency. Upon adoption of ASC 842, the Company expects to recognize operating lease ROU assets in the range of $212.0 million to $217.0 million and lease liabilities in the range of $225.0 million to $230.0 million, which generally reflects the present value of these future payments. After the adoption of ASC 842, the Company will first report the ROU assets and lease liabilities as of March 31, 2019 based on its lease portfolio as of that date.

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

Financial Instruments – Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). These amendments require measurement and recognition of expected versus incurred credit losses for financial assets held. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses (“ASU 2018-19”). These amendments clarify that receivables arising from operating leases are accounted for using the lease guidance in ASC 842 and not as financial instruments. These amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company expects ASU 2016-13 to apply to its trade receivables but does not expect the adoption of the amendments to have a material impact on its financial condition, results of operations or cash flows because credit losses associated from trade receivables have historically been insignificant. Additionally, the Company does not anticipate early adopting ASU 2016-13.

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

See Note 2, Revenues, for further details as well as the Company’s significant accounting policy for the Recognition of Revenues.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230) – Restricted Cash (A Consensus of the FASB Emerging Issues Task Force (“ASU 2016-18”). These amendments clarify how entities should present restricted cash and restricted cash equivalents in the statement of cash flows, requiring entities to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents.  These amendments are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. These amendments have been applied using a retrospective transition method to each period presented. The inclusion of restricted cash increased the beginning balance of cash in the Consolidated Statements of Cash Flows by $1.1 million for the year ended December 31, 2018, increased the beginning and ending balance of cash by $0.9 million and $1.1 million, respectively, for the year ended December 31, 2017 and increased the beginning and ending balances of cash by $0.9 million and $0.9 million, respectively, for the year ended December 31, 2016. Other than the change in presentation within the accompanying Consolidated Statements of Cash Flows, the retrospective adoption of ASU 2016-18 on January 1, 2018 did not have a material impact on the Company’s consolidated financial statements.

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

In March 2018, the FASB issued ASU 2018-05, Income Taxes (Topic 740): Amendments to SEC paragraphs pursuant to SEC Staff Accounting Bulletin No. 118 (“ASU 2018-05”). These amendments add various SEC paragraphs pursuant to the issuance of SEC Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”). SAB 118, issued in December 2017, directs taxpayers to consider the implications of the 2017 Tax Reform Act as provisional when it does not have the necessary information available, prepared, or analyzed in reasonable detail to complete its accounting for the change in the tax law. As described in Note 20, Income Taxes, and in accordance with SAB 118, the Company recorded amounts that were considered provisional as of December 31, 2017 and finalized the calculations in December 2018.

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

The Company adopted the income statement presentation aspects of ASU 2017-07 on a retrospective basis effective January 1, 2018. The following is a reconciliation of the effect of the reclassification of the interest cost and amortization of actuarial gain (loss) from operating expenses to other income (expense) in the Company’s Consolidated Statements of Operations for the years ended December 31, 2017 and 2016 (in thousands):

	As Previously Reported	Adjustments Due to the Adoption of ASU 2017-07	As Revised
Year Ended December 31, 2017:
Direct salaries and related costs	$1,039,790	$(113)	$1,039,677
General and administrative	376,863	(38)	376,825
Income from operations	86,891	151	87,042
Other income (expense), net	(5,584)	(151)	(5,735)
Year Ended December 31, 2016:
Direct salaries and related costs	$947,677	$(84)	$947,593
General and administrative	351,722	(41)	351,681
Income from operations	92,248	125	92,373
Other income (expense), net	(3,364)	(125)	(3,489)

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

The Company recorded an increase to opening retained earnings of $3.0 million as of January 1, 2018 due to the cumulative impact of adopting ASC 606.  The impact, all in the Americas segment, primarily related to the change in the timing of revenue recognition associated with certain customer contracts that provide fees upon renewal, as well as changes in estimating variable consideration with respect to penalty and holdback provisions for failure to meet specified minimum service levels and other performance-based contingencies.  Revenues recognized under ASC 606 were higher during 2018 than revenues would have been under ASC 605. This is primarily attributable to the change in the timing of revenue recognition, as discussed above. The impact on revenues recognized for the year ended December 31, 2018 is reported below.

The cumulative effect of the adjustments made to the Company’s Consolidated Balance Sheet as of December 31, 2017 for the line items impacted by the adoption of ASC 606 was as follows (in thousands):

	December 31, 2017	Adjustments Due to the Adoption of ASC 606	January 1, 2018
Receivables, net	$341,958	$825	$342,783
Deferred charges and other assets	29,193	2,045	31,238
Income taxes payable	2,606	697	3,303
Deferred revenue and customer liabilities	34,717	(1,048)	33,669
Other long-term liabilities	22,039	202	22,241
Retained earnings	546,843	3,019	549,862

The financial statement line items impacted by the adoption of ASC 606 in the Company’s Consolidated Balance Sheet as of December 31, 2018, including the impact of acquisitions, were as follows (in thousands):

	As Reported	Balances Without the Impact of the ASC 606 Adoption	Effect of Adoption Increase (Decrease)
Receivables, net	$347,425	$344,975	$2,450
Other current assets	16,761	16,648	113
Deferred charges and other assets	43,364	27,398	15,966
Income taxes payable	1,433	(2,088)	3,521
Deferred revenue and customer liabilities	30,176	32,609	(2,433)
Other accrued expenses and current liabilities	31,235	31,100	135
Other long-term liabilities	31,750	28,021	3,729
Retained earnings	598,788	585,211	13,577

The financial statement line items impacted by the adoption of ASC 606 in the Company’s Consolidated Statement of Operations for the year ended December 31, 2018, including the impact of acquisitions, were as follows, along with the impact per share (in thousands, except per share data):

	As Reported	Balances Without the Impact of the ASC 606 Adoption	Effect of Adoption Increase (Decrease)
Revenues	$1,625,687	$1,608,731	$16,956
Direct salaries and related costs	1,072,907	1,069,667	3,240
Income from operations	63,202	49,486	13,716
Income before income taxes	56,917	43,201	13,716
Income taxes	7,991	4,833	3,158
Net income	48,926	38,368	10,558
Net income per common share:
Basic	$1.16	$0.91	$0.25
Diluted	$1.16	$0.91	$0.25

The Company’s net cash provided by operating activities for the year ended December 31, 2018 did not change due to the adoption of ASC 606.

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

The stated term of the Company’s contracts with customers range from 30 days to six years.  The majority of these contracts include termination for convenience or without cause provisions allowing either party to cancel the contract without substantial cost or penalty within a defined notification period (“termination rights”). The periods vary typically up to 180 days.  Because of the termination rights, only the noncancelable portion qualifies as a legally enforceable contract under Step 1, Identify the Contract with a Customer, of ASC 606 (“Step 1”) and is accounted for as such, even if the customer is unlikely to exercise its termination right.  Furthermore, the amounts excluded from assessment under Step 1 are, in effect, optional customer purchases of additional services.

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

The Company’s customer contracts include penalty and holdback provisions for failure to meet specified minimum service levels and other performance-based contingencies, as well as the right of certain of the Company’s clients to chargeback accounts that do not meet certain requirements for specified periods after a sale has occurred.  Certain customers also receive cash discounts for early payment. These provisions are accounted for as variable consideration and are estimated using the expected value method based on historical service and pricing trends, the individual contract provisions, and the Company’s best judgment at the time.  None of these variable consideration components are subject to constraint due to the short time period to resolution, the Company’s extensive history with similar transactions, and the limited number of possible outcomes and third-party influence. The portion of the consideration received under the contract that the Company expects to ultimately refund to the customer is excluded from the transaction price and is recorded as a refund liability.

Other Revenues

The Company offers RPA services, including RPA consulting, implementation, hosting and managed services for front, middle and back-office processes, in Europe and the U.S. Revenues are primarily recognized over time using output methods such as per time and materials basis.

The Company offers fulfillment services that are integrated with its customer care and technical support services, primarily to clients operating in Europe. The Company’s fulfillment solutions include order processing, payment processing, inventory control, product delivery and product returns handling. Revenues are recognized upon shipment to the customer and satisfaction of all obligations.

The Company provides a range of enterprise support services including technical staffing services and outsourced corporate help desk services, primarily in the U.S.  Revenues are recognized over time using output methods such as number of positions filled.

The Company also has miscellaneous other revenues in the Other segment.

In total, other revenues are immaterial, representing 1.0%, 0.6% and 0.8% of the Company’s consolidated total revenues for the years ended December 31, 2018, 2017 and 2016, respectively.

Disaggregated Revenues

The Company disaggregates its revenues from contracts with customers by service type and geographic location (see Note 25, Segments and Geographic Information), for each of its reportable segments, as the Company believes it best depicts how the nature, amount, timing and uncertainty of its revenues and cash flows are affected by economic factors.

The following table represents revenues from contracts with customers disaggregated by service type and by the reportable segment for each category (in thousands):

	Years Ended December 31,
	2018	2017	2016
Americas:
Customer engagement solutions and services	$1,329,614	$1,324,534	$1,219,824
Other revenues	1,024	1,109	994
Total Americas	1,330,638	1,325,643	1,220,818
EMEA:
Customer engagement solutions and services	280,437	252,423	228,667
Other revenues	14,517	7,860	10,422
Total EMEA	294,954	260,283	239,089
Other:
Other revenues	95	82	130
Total Other	95	82	130
	$1,625,687	$1,586,008	$1,460,037

Trade Accounts Receivable

The Company’s trade accounts receivable, net, consists of the following (in thousands):

	December 31, 2018	January 1, 2018
Trade accounts receivable, net, current (1)	$335,377	$332,014
Trade accounts receivable, net, noncurrent (2)	15,948	2,078
	$351,325	$334,092

(1)	Included in “Receivables, net” in the accompanying Consolidated Balance Sheets. The January 1, 2018 balance includes the $0.8 million adjustment recorded upon adoption of ASC 606.
(2)	Included in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheets. The January 1, 2018 balance includes a $2.1 million adjustment recorded upon adoption of ASC 606.

The Company’s noncurrent trade accounts receivable result from (1) contracts with customers that include renewal provisions, and (2) a contract with a customer under a multi-year arrangement.  For contracts with customers that include renewal provisions, revenue is recognized up-front upon satisfaction of the associated performance obligations, but payments are received upon renewal.  Renewals occur in bi-annual and annual increments over the associated expected contract term, the majority of which range from two to five years.  The Company’s contract with a customer under a multi-year arrangement has a term of four years and is invoiced annually at the beginning of each annual coverage period.  The Company records a receivable related to revenue recognized for the multi-year arrangement as the Company has an unconditional right to invoice and receive payment in the future related to that arrangement.

Where the timing of revenue recognition differs from the timing of invoicing and payment, the Company has determined that its contracts do not include a significant financing component. A substantial amount of the consideration promised by the customer under the contracts that include renewal provisions is variable, and the amount and timing of that consideration varies based on the occurrence or nonoccurrence of future events that are not substantially within the Company’s control.  Furthermore, the primary purpose of the multi-year arrangement invoicing terms is to provide the customer with a simplified and predictable way of purchasing certain products, not to provide financing or to receiving financing from the Company’s customer.

Deferred Revenue and Customer Liabilities

Deferred revenue and customer liabilities consists of the following (in thousands):

	December 31, 2018	January 1, 2018
Deferred revenue	$3,655	$4,598
Customer arrangements with termination rights	16,404	21,755
Estimated refund liabilities (1)	10,117	7,316
	$30,176	$33,669

(1)	The January 1, 2018 balance includes the $1.0 million adjustment recorded upon adoption of ASC 606.

Deferred Revenue

The Company receives up-front fees in connection with certain contracts. In accordance with ASC 606, the up-front fees are recorded as a contract liability only to the extent a legally enforceable contract exists.  The termination right notice period, which typically vary up to 180 days, is the portion of the contract that is legally enforceable.  Accordingly, the up-front fees allocated to the notification period are recorded as deferred revenue, while the fees that extend beyond the notification period are classified as a customer arrangement with termination rights. These up-front fees do not represent a significant financing component since they were structured primarily to reduce the administrative burden in managing the operations of certain contracts, to provide the customer with un-interrupted service, and to assist in managing the overall risk and profitability of providing the services.

Revenues of $4.4 million were recognized during the year ended December 31, 2018 from amounts included in deferred revenue at January 1, 2018.  The Company expects to recognize the majority of its deferred revenue as of December 31, 2018 over the next 180 days.

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

Note 3. Acquisitions

Symphony Acquisition

On October 18, 2018, the Company as guarantor and its wholly-owned subsidiary, SEI International Services S.a.r.l, a Luxembourg company, entered into the Symphony Purchase Agreement with Pascal Baker, Ian Barkin, David Brain, David Poole, FIS Nominee Limited, Baronsmead Venture Trust plc and Baronsmead Second Venture Trust plc (together, the “Symphony Sellers”) to acquire all of the outstanding shares of Symphony.

Symphony, headquartered in London, England, provides RPA services, offering RPA consulting, implementation, hosting and managed services for front, middle and back-office processes. Symphony serves numerous industries globally, including financial services, healthcare, business services, manufacturing, consumer products, communications, media and entertainment.

The aggregate purchase price of GBP 52.5 million ($67.6 million) is subject to certain post-closing adjustments related to Symphony’s working capital.  The Company paid GBP 44.6 million ($57.6 million) at the closing of the transaction on November 1, 2018 using cash on hand as well as $31.0 million of additional borrowings under the Company’s Credit Agreement. The present value of the remaining GBP 7.9 million ($10.0 million) of purchase price has been deferred and will be paid in equal installments over the next three years. The Symphony Purchase Agreement also provides for a three-year, retention based earnout payable in restricted stock units (“RSUs”) with a value of GBP 3.0 million. The acquisition resulted in $26.1 million of intangible assets, primarily customer relationships and trade names, $2.2 million of fixed assets and $36.4 million of goodwill.

The Symphony Purchase Agreement contains customary representations and warranties, indemnification obligations and covenants.

The Company accounted for the Symphony acquisition in accordance with ASC 805, whereby the purchase price paid was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the closing date. Certain amounts are provisional and are subject to change, including the finalization of the working capital adjustment, tax analysis of the assets acquired and liabilities assumed, and goodwill.  The Company expects to complete its analysis of the purchase price allocation during the fourth quarter of 2019 and any resulting adjustments will be recorded in accordance with ASC 805.

WhistleOut Acquisition

On July 9, 2018, the Company, as guarantor, and its wholly-owned subsidiaries, Sykes Australia Pty Ltd, an Australian company, and Clear Link Technologies, LLC, a Delaware limited liability company, entered into and closed the WhistleOut Sale Agreement with WhistleOut Nominees Pty Ltd as trustee for the WhistleOut Holdings Unit Trust, CPC Investments USA Pty Ltd, JJZL Pty Ltd, Kenneth Wong as trustee for Wong Family Trust and C41 Pty Ltd as trustee for the Ottery Family Trust (together, the “WhistleOut Sellers”) to acquire all of the outstanding shares of WhistleOut.

The aggregate purchase price of AUD 30.2 million ($22.4 million), paid at the closing of the transaction on July 9, 2018, resulted in $16.5 million of intangible assets, primarily indefinite-lived domain names, $2.4 million of fixed assets and $2.2 million of goodwill. The purchase price was funded through $22.0 million of additional borrowings under the Company’s Credit Agreement. The WhistleOut Sale Agreement provides for a three-year, retention based earnout of AUD 14.0 million.

The WhistleOut Sale Agreement contained customary representations and warranties, indemnification obligations and covenants.

The Company accounted for the WhistleOut acquisition in accordance with ASC 805, whereby the purchase price paid was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the closing date. Certain amounts are provisional and are subject to change, including the tax analysis of the assets acquired and liabilities assumed, and goodwill. The Company expects to complete its analysis of the purchase price allocation during the second quarter of 2019 and any resulting adjustments will be recorded in accordance with ASC 805.

Telecommunications Asset Acquisition

On April 24, 2017, the Company entered into the Telecommunications Asset Acquisition Purchase Agreement to acquire certain assets from a Global 2000 telecommunications services provider. The aggregate purchase price of $7.5 million, paid on May 31, 2017 using cash on hand, resulted in $6.0 million of property and equipment and $1.5 million of customer relationship intangibles. The Telecommunications Asset Acquisition Asset Purchase Agreement contained customary representations and warranties, indemnification obligations and covenants. The Telecommunications Asset acquisition was completed to strengthen and create new partnerships for the Company and expand its geographic footprint in North America.

The Company accounted for the Telecommunications Asset acquisition in accordance with ASC 805, whereby the fair value of the purchase price was allocated to the tangible and identifiable intangible assets acquired based on their estimated fair values as of the closing date. The Company completed its analysis of the purchase price allocation during the second quarter of 2017.

Clearlink Acquisition

On April 1, 2016, the Company acquired 100% of the outstanding membership units of Clearlink through a merger of Clearlink with and into a subsidiary of the Company (the “Merger”).  Clearlink, with its operations located in the U.S., is an inbound demand generation and sales conversion platform serving numerous Fortune 500 business-to-consumer and business-to-business clients across various industries and subsectors, including telecommunications, satellite television, home security and insurance. The results of Clearlink’s operations have been included in the Company’s consolidated financial statements since April 1, 2016 (the “Clearlink acquisition date”) in the Americas segment. The strategic acquisition of Clearlink expanded the Company’s suite of service offerings while creating differentiation in the marketplace, broadened its addressable market opportunity and extended executive level reach within the Company’s existing clients’ organizations.  This resulted in the Company paying a substantial premium for Clearlink, resulting in the recognition of goodwill. Pursuant to Federal income tax laws, intangibles and goodwill from the Clearlink acquisition are deductible over a 15-year amortization period.

The Clearlink purchase price totaled $207.9 million, consisting of the following:

Total
Cash (1)	$209,186
Working capital adjustment	(1,278)
$207,908

(1)	Funded through borrowings under the Company's credit agreement. See Note 18, Borrowings, for more information.

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

The Company accounted for the Clearlink acquisition in accordance with ASC 805, whereby the purchase price paid was allocated to the tangible and identifiable intangibles acquired and liabilities assumed from Clearlink based on their estimated fair values as of the closing date. The Company completed its analysis of the purchase price allocation during the fourth quarter of 2016 and the resulting adjustments of $0.3 million to income taxes payable and goodwill were recorded in accordance with ASC 805.

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

The following table presents the unaudited pro forma combined revenues and net earnings as if Clearlink had been included in the consolidated results of the Company for the year ended December 31, 2016. The pro forma financial information is not indicative of the results of operations that would have been achieved if the acquisition and related borrowings had taken place on January 1, 2016 (in thousands):

Year Ended December 31, 2016
Revenues	$1,493,866
Net income	$65,662

Net income per common share:
Basic	$1.57
Diluted	$1.55

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

Merger and integration costs associated with Clearlink included in “General and administrative” costs in the accompanying Consolidated Statement of Operations for the year ended December 31, 2016 were as follows (none in 2018 and 2017) (in thousands):

Year Ended December 31, 2016
Severance costs:
Americas	$135

Transaction and integration costs:
Americas	29
Other	4,470
4,499

Total merger and integration costs	$4,634

Note 4. Costs Associated with Exit or Disposal Activities

Americas 2018 Exit Plan

During the second quarter of 2018, the Company initiated a restructuring plan to streamline excess capacity through targeted seat reductions (the “Americas 2018 Exit Plan”) in an on-going effort to manage and optimize capacity utilization. The Americas 2018 Exit Plan includes, but is not limited to, closing customer contact management centers and consolidating leased space in various locations in the U.S. and Canada. The Company finalized the remainder of the site closures under the Americas 2018 Exit Plan as of December 31, 2018.

The Company’s actions resulted in a reduction in seats as well as anticipated general and administrative cost savings, and lower depreciation expense resulting from the 2018 site closures.

The cumulative total costs expected and incurred to date related to cash and non-cash expenditures resulting from the Americas 2018 Exit Plan are outlined below as of December 31, 2018 (in thousands):

Cumulative Costs Incurred To Date
Lease obligations and facility exit costs (1)	$7,077
Severance and related costs (2)	3,429
Severance and related costs (1)	1,035
Non-cash impairment charges	5,875
$17,416

(1)	Related to “General and administrative” costs.
(2)	Related to “Direct salaries and related costs.”

The total costs expected to be incurred under the Americas 2018 Exit Plan increased $1.4 million since the initiation of the plan as the Company progressed with its plan and actual costs became known. No further costs are expected to be incurred under the plan.  The Company has paid $9.3 million in cash through December 31, 2018.

The following table summarizes the accrued liability and related charges for the year ended December 31, 2018 (none in 2017 and 2016) (in thousands):

	Lease Obligations and Facility Exit Costs	Severance and Related Costs	Total
Balance at the beginning of the period	$—	$—	$—
Charges included in "Direct salaries and related costs"	—	3,429	3,429
Charges included in "General and administrative"	7,077	1,035	8,112
Cash payments	(5,643)	(3,647)	(9,290)
Balance sheet reclassifications (1)	335	—	335
Balance at the end of the period	$1,769	$817	$2,586

(1)	Consists of the reclassification of deferred rent balances to the restructuring liability for locations subject to closure.

Restructuring Liability Classification

The following table summarizes the Company’s short-term and long-term accrued liabilities associated with the Americas 2018 Exit Plan as of December 31, 2018 (none in 2017) (in thousands):

December 31, 2018
Lease obligations and facility exit costs:
Included in "Accounts payable"	$100
Included in "Other accrued expenses and current liabilities"	952
Included in "Other long-term liabilities"	717
1,769
Severance and related costs:
Included in "Accrued employee compensation and benefits"	793
Included in "Other accrued expenses and current liabilities"	24
817
$2,586

The long-term accrued restructuring liability relates to future rent obligations to be paid through the remainder of the lease terms, the last of which ends in June 2021.

Note 5. Fair Value

The Company's assets and liabilities measured at fair value on a recurring basis subject to the requirements of ASC 820 consist of the following (in thousands):

		Fair Value Measurements Using:
	Balance at	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2018	Level 1	Level 2	Level 3
Assets:
Foreign currency forward and option contracts (1)	$1,068	$—	$1,068	$—
Embedded derivatives (1)	10	—	—	10
Equity investments held in rabbi trust for the Deferred Compensation Plan (2)	8,075	8,075	—	—
Debt investments held in rabbi trust for the Deferred Compensation Plan (2)	3,367	3,367	—	—
	$12,520	$11,442	$1,068	$10
Liabilities:
Foreign currency forward and option contracts (1)	$2,895	$—	$2,895	$—
Embedded derivatives (1)	369	—	—	369
	$3,264	$—	$2,895	$369

		Fair Value Measurements Using:
	Balance at	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2017	Level 1	Level 2	Level 3
Assets:
Foreign currency forward and option contracts (1)	$3,848	$—	$3,848	$—
Embedded derivatives (1)	52	—	—	52
Equity investments held in rabbi trust for the Deferred Compensation Plan (2)	8,094	8,094	—	—
Debt investments held in rabbi trust for the Deferred Compensation Plan (2)	3,533	3,533	—	—
	$15,527	$11,627	$3,848	$52
Liabilities:
Foreign currency forward and option contracts (1)	$256	$—	$256	$—
Embedded derivatives (1)	579	—	—	579
	$835	$—	$256	$579

(1)	See Note 11, Financial Derivatives, for the classification in the accompanying Consolidated Balance Sheets.
(2)	Included in “Other current assets” in the accompanying Consolidated Balance Sheets. See Note 12, Investments Held in Rabbi Trust.

Reconciliations of Fair Value Measurements Categorized within Level 3 of the Fair Value Hierarchy

Embedded Derivatives in Lease Agreements

A rollforward of the net asset (liability) activity in the Company’s fair value of the embedded derivatives is as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Balance at the beginning of the period	$(527)	$(555)	$—
Gains (losses) recognized in "Other income (expense), net"	(7)	(139)	(714)
Settlements	158	170	(7)
Effect of foreign currency	17	(3)	166
Balance at the end of the period	$(359)	$(527)	$(555)

Change in unrealized gains (losses) included in "Other income (expense), net" related to embedded derivatives held at the end of the period	$15	$(325)	$3

Contingent Consideration

A rollforward of the activity in the Company’s fair value of the contingent consideration (liability) is as follows (none in 2018) (in thousands):

	Years Ended December 31,
	2017	2016
Balance at the beginning of the period	$(6,100)	$(6,280)
Acquisition (1)	—	(2,779)
Imputed interest	(76)	(754)
Fair value gain (loss) adjustments (2)	605	2,250
Settlements	5,760	1,396
Effect of foreign currency	(189)	67
Balance at the end of the period	$—	$(6,100)
Change in unrealized gains (losses) included in "General and administrative" related to contingent consideration outstanding at the end of the period	$—	$2,268

(1)	Liabilities acquired as part of the Clearlink acquisition on April 1, 2016. See Note 3, Acquisitions.
(2)	Included in “General and administrative” costs in the accompanying Consolidated Statements of Operations.

The Company recorded a fair value gain of $2.6 million to the Qelp contingent consideration in “General and administrative” during the year ended December 31, 2016 due to the execution of an addendum to the Qelp purchase agreement dated September 26, 2016, subject to which the Company agreed to pay the Sellers EUR 4.0 million by June 30, 2017 ($4.2 million as of December 31, 2016). The Company paid $4.4 million in May 2017 to settle the outstanding contingent consideration obligation.

The Company recorded a net fair value gain of $0.6 million and fair value loss of $0.3 million to the Clearlink contingent consideration in “General and administrative” during the years ended December 31, 2017 and 2016, respectively.  All outstanding Clearlink contingent consideration liabilities were paid prior to December 31, 2017.

The Company accreted interest expense each period using the effective interest method until the contingent consideration reached its estimated future value. Interest expense related to the contingent consideration was included in “Interest (expense)” in the accompanying Consolidated Statements of Operations for the years ended December 31, 2017 and 2016.

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

The adjusted carrying values for assets measured at fair value on a nonrecurring basis (no liabilities) subject to the requirements of ASC 820 were not material at December 31, 2018 and 2017. The following table summarizes the total impairment losses related to nonrecurring fair value measurements of certain assets (no liabilities) (none in 2016):

	Total Impairment (Loss)
	Years Ended December 31,
	2018	2017
Americas:
Property and equipment, net	$(9,401)	$(5,410)

In connection with the closure of certain under-utilized customer contact management centers and the consolidation of leased space in the U.S. and Canada, the Company recorded impairment charges of $9.4 million and $5.2 million during the years ended December 2018 and 2017, respectively, related to leasehold improvements, equipment, furniture and fixtures which were not recoverable. See Note 4, Costs Associated with Exit or Disposal Activities, for further information.

The Company recorded an impairment charge of $0.2 million related to the write-down of a vacant and unused parcel of land in the U.S. to its estimated fair value during the year ended December 31, 2017.

Note 6. Goodwill and Intangible Assets

Intangible Assets

The following table presents the Company’s purchased intangible assets as of December 31, 2018 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Intangible assets subject to amortization:
Customer relationships	$189,697	$(106,502)	$83,195	10
Trade names and trademarks	19,236	(10,594)	8,642	8
Non-compete agreements	2,746	(1,724)	1,022	3
Content library	517	(517)	—	2
Proprietary software	1,040	(725)	315	4
Intangible assets not subject to amortization:
Domain names	80,857	—	80,857	N/A
	$294,093	$(120,062)	$174,031	5

The following table presents the Company’s purchased intangible assets as of December 31, 2017 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Intangible assets subject to amortization:
Customer relationships	$170,853	$(95,175)	$75,678	10
Trade names and trademarks	14,138	(8,797)	5,341	7
Non-compete agreements	1,820	(1,052)	768	3
Content library	542	(542)	—	2
Proprietary software	1,040	(585)	455	4
Intangible assets not subject to amortization:
Domain names	58,035	—	58,035	N/A
	$246,428	$(106,151)	$140,277	6

The Company’s estimated future amortization expense for the succeeding years relating to the purchased intangible assets resulting from acquisitions completed prior to December 31, 2018, is as follows (in thousands):

Years Ending December 31,	Amount
2019	16,679
2020	14,013
2021	9,437
2022	8,133
2023	7,282
2024 and thereafter	37,630

Goodwill

Changes in goodwill for the year ended December 31, 2018 consist of the following (in thousands):

	January 1, 2018	Acquisition	Effect of Foreign Currency	December 31, 2018
Americas	$258,496	$2,175	$(5,235)	$255,436
EMEA	10,769	36,361	(49)	47,081
	$269,265	$38,536	$(5,284)	$302,517

Changes in goodwill for the year ended December 31, 2017 consist of the following (in thousands):

	January 1, 2017	Acquisition	Effect of Foreign Currency	December 31, 2017
Americas	$255,842	$390	$2,264	$258,496
EMEA	9,562	—	1,207	10,769
	$265,404	$390	$3,471	$269,265

(1)	See Note 3, Acquisitions, for further information.

The Company performs its annual goodwill impairment test during the third quarter, or more frequently, if indicators of impairment exist.

For the annual goodwill impairment test, the Company elected to forgo the option to first assess qualitative factors and performed its annual quantitative goodwill impairment test as of July 31, 2018.  Under ASC 350, the carrying value of assets is calculated at the reporting unit level. The quantitative assessment of goodwill includes comparing a reporting unit’s calculated fair value to its carrying value. The calculation of fair value requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. If the fair value of the reporting unit is less than its carrying value, goodwill is considered impaired and an impairment loss is recognized for the amount by which the carrying value exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit.

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

The Qelp and Clearlink reporting units are at risk of future impairment if projected operating results are not met or other inputs into the fair value measurement change.  However, as of December 31, 2018, the Company believes there were no indicators of impairment related to Qelp’s $10.2 million of goodwill and Clearlink’s $71.2 million of goodwill. Additionally as of December 31, 2018, the Company noted no indicators of impairment related to Symphony’s $36.9 million of goodwill, recorded as a result of the acquisition on November 1, 2018.

Note 7. Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company’s credit concentrations are limited due to the wide variety of customers and markets in which the Company’s services are sold. See Note 11, Financial Derivatives, for a discussion of the Company’s credit risk relating to financial derivative instruments, and Note 25, Segments and Geographic Information, for a discussion of the Company’s customer concentration.

Note 8. Receivables, Net

Receivables, net consist of the following (in thousands):

	December 31,
	2018	2017
Trade accounts receivable, current	$338,473	$334,147
Income taxes receivable	916	4,138
Other	11,132	6,631
Receivables, gross	350,521	344,916
Less: Allowance for doubtful accounts	3,096	2,958
Receivables, net	$347,425	$341,958
Allowance for doubtful accounts as a percent of trade accounts receivable, current	0.9%	0.9%

Note 9. Prepaid Expenses

Prepaid expenses consist of the following (in thousands):

	December 31,
	2018	2017
Prepaid maintenance	$5,888	$7,773
Prepaid insurance	4,500	4,380
Prepaid software	3,499	1,638
Prepaid rent	3,471	3,767
Prepaid other	6,396	4,574
	$23,754	$22,132

Note 10. Other Current Assets

Other current assets consist of the following (in thousands):

	December 31,
	2018	2017
Investments held in rabbi trust (Note 12)	$11,442	$11,627
Deferred rent	1,867	1,936
Financial derivatives (Note 11)	1,078	3,857
Other current assets	2,374	2,323
	$16,761	$19,743

Note 11. Financial Derivatives

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

The deferred gains (losses) and related taxes on the Company’s cash flow hedges recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) in the accompanying Consolidated Balance Sheets are as follows (in thousands):

	December 31,
	2018	2017
Deferred gains (losses) in AOCI	$(1,825)	$2,550
Tax on deferred gains (losses) in AOCI	(39)	(79)
Deferred gains (losses) in AOCI, net of taxes	$(1,864)	$2,471
Deferred gains (losses) expected to be reclassified to "Revenues" from AOCI during the next twelve months	$(1,825)

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

The Company had the following outstanding foreign currency forward contracts and options, and embedded derivatives (in thousands):

	December 31, 2018		December 31, 2017
Contract Type	Notional Amount in USD	Settle Through Date	Notional Amount in USD	Settle Through Date
Cash flow hedges:
Options:
US Dollars/Philippine Pesos	$26,250	December 2019	$78,000	December 2018
Forwards:
US Dollars/Philippine Pesos	39,000	September 2019	3,000	June 2018
US Dollars/Costa Rican Colones	67,000	December 2019	70,000	March 2019
Non-designated hedges:
Forwards	19,261	November 2021	9,253	March 2018
Embedded derivatives	14,069	April 2030	13,519	April 2030

Master netting agreements exist with each respective counterparty to reduce credit risk by permitting net settlement of derivative positions. In the event of default by the Company or one of its counterparties, these agreements include a set-off clause that provides the non-defaulting party the right to net settle all derivative transactions, regardless of the currency and settlement date. The maximum amount of loss due to credit risk that, based on gross fair value, the Company would incur if parties to the derivative transactions that make up the concentration failed to perform according to the terms of the contracts was $1.1 million and $3.8 million as of December 31, 2018 and 2017, respectively. After consideration of these netting arrangements and offsetting positions by counterparty, the total net settlement amount as it relates to these positions are asset positions of $1.1 million and $3.6 million, and liability positions of $2.9 million and $0 as of December 31, 2018 and 2017, respectively.

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

The following tables present the fair value of the Company’s derivative instruments included in the accompanying Consolidated Balance Sheets (in thousands):

	Derivative Assets
	December 31, 2018	December 31, 2017
	Fair Value	Fair Value
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts (1)	$1,038	$3,604
Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts (1)	30	244
Embedded derivatives (1)	10	9
Embedded derivatives (2)	—	43
Total derivative assets	$1,078	$3,900

	Derivative Liabilities
	December 31, 2018	December 31, 2017
	Fair Value	Fair Value
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts (3)	$2,604	$175
Foreign currency forward and option contracts (4)	—	81
	2,604	256
Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts (3)	247	—
Foreign currency forward contracts (4)	44	—
Embedded derivatives (3)	8	189
Embedded derivatives (4)	361	390
Total derivative liabilities	$3,264	$835

(1)	Included in "Other current assets" in the accompanying Consolidated Balance Sheets.
(2)	Included in "Deferred charges and other assets" in the accompanying Consolidated Balance Sheets.
(3)	Included in "Other accrued expenses and current liabilities" in the accompanying Consolidated Balance Sheets.
(4)	Included in "Other long-term liabilities" in the accompanying Consolidated Balance Sheets.

The following table presents the effect of the Company’s derivative instruments included in the accompanying Consolidated Financial Statements for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Gain (Loss) Recognized in AOCI on Derivatives (Effective Portion)			Gain (Loss) Reclassified From AOCI Into "Revenues" (Effective Portion)			Gain (Loss) Recognized in "Revenues" on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	December 31,			December 31,			December 31,
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Derivatives designated as cash flow hedging instruments under ASC 815:
Foreign currency forward and option contracts	$(4,259)	$2,277	$(2,308)	$(26)	$(2,536)	$(553)	$(28)	$(1)	$(5)
Derivatives designated as net investment hedging instruments under ASC 815:
Foreign currency forward contracts	—	(8,352)	3,409	—	—	—	—	—	—
	$(4,259)	$(6,075)	$1,101	$(26)	$(2,536)	$(553)	$(28)	$(1)	$(5)

The following table presents the gains (losses) recognized in “Other income (expense), net” of the Company’s derivative instruments included in the accompanying Consolidated Financial Statements for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Years Ended December 31,
	2018	2017	2016
Derivatives not designated as hedging instruments under ASC 815:
Foreign currency forward contracts	$(1,744)	$282	$(1,556)
Embedded derivatives	(7)	(139)	(714)
	$(1,751)	$143	$(2,270)

Note 12.  Investments Held in Rabbi Trust

The Company’s investments held in rabbi trust, classified as trading securities and included in “Other current assets” in the accompanying Consolidated Balance Sheets, at fair value, consist of the following (in thousands):

	December 31, 2018		December 31, 2017
	Cost	Fair Value	Cost	Fair Value
Mutual funds	$8,864	$11,442	$8,096	$11,627

The mutual funds held in the rabbi trust were 71% equity-based and 29% debt-based as of December 31, 2018. Net investment income (losses), included in “Other income (expense), net” in the accompanying Consolidated Statements of Operations consists of the following (in thousands):

	Years Ended December 31,
	2018	2017	2016
Net realized gains (losses) from sale of trading securities	$10	$195	$241
Dividend and interest income	635	422	92
Net unrealized holding gains (losses)	(1,512)	1,002	249
	(867)	1,619	$582

Note 13. Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	December 31,
	2018	2017
Land	$2,185	$3,217
Buildings and leasehold improvements	129,582	135,100
Equipment, furniture and fixtures	298,537	312,636
Capitalized internally developed software costs	41,883	34,886
Transportation equipment	636	556
Construction in progress	2,253	7,462
	475,076	493,857
Less: Accumulated depreciation	339,658	333,067
	$135,418	$160,790

Capitalized internally developed software, net of depreciation, included in “Property and equipment, net” in the accompanying Consolidated Balance Sheets was as follows (in thousands):

	December 31,
	2018	2017
Capitalized internally developed software costs, net	$18,352	$15,876

Sale of Fixed Assets, Land and Building Located in Wise, Virginia

In October 2018, the Company sold the fixed assets, land and building located in Wise, Virginia, with a net carrying value of $0.7 million, for cash of $0.8 million (net of selling costs of less than $0.1 million).  This resulted in a net gain on disposal of property and equipment of less than $0.1 million, which is included in “General and administrative” in the accompanying Consolidated Statement of Operations for the year ended December 31, 2018.

Sale of Fixed Assets, Land and Building Located in Ponca City, Oklahoma

In September 2018, the Company sold the fixed assets, land and building located in Ponca City, Oklahoma, with a net carrying value of $0.5 million, for cash of $0.2 million (net of selling costs of less than $0.1 million).  This resulted in a net loss on disposal of property and equipment of $0.3 million, which is included in “General and administrative” in the accompanying Consolidated Statement of Operations for the year ended December 31, 2018.

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

Note 14. Deferred Charges and Other Assets

Deferred charges and other assets consist of the following (in thousands):

	December 31,
	2018	2017
Trade accounts receivable, net, noncurrent (Note 2)	$15,948	$—
Equity method investments (Note 1)	9,702	10,341
Net deferred tax assets, noncurrent (Note 20)	5,797	6,657
Rent and other deposits	5,687	5,379
Value added tax receivables, net, noncurrent	519	548
Other	5,711	6,268
	$43,364	$29,193

Note 15. Accrued Employee Compensation and Benefits

Accrued employee compensation and benefits consist of the following (in thousands):

	December 31,
	2018	2017
Accrued compensation	$34,095	$42,505
Accrued bonus and commissions	19,835	22,523
Accrued vacation	19,019	18,848
Accrued employment taxes	15,598	11,412
Accrued severance and related costs (Note 4)	793	—
Other	6,473	7,611
	$95,813	$102,899

Note 16. Other Accrued Expenses and Current Liabilities

Other accrued expenses and current liabilities consist of the following (in thousands):

	December 31,
	2018	2017
Deferred Symphony acquisition purchase price (Note 3)	$3,394	$—
Accrued legal and professional fees	3,380	3,417
Accrued rent	3,283	2,983
Financial derivatives (Note 11)	2,859	364
Accrued customer-acquisition advertising costs (Note 1)	2,831	403
Accrued telephone charges	2,000	1,515
Accrued roadside assistance claim costs	1,330	2,011
Accrued utilities	1,148	1,694
Accrued restructuring (Note 4)	976	—
Other	10,034	18,501
	$31,235	$30,888

Note 17. Deferred Grants

Deferred grants, net of accumulated amortization, consist of the following (in thousands):

	December 31,
	2018	2017
Property grants	$1,983	$2,843
Lease grants	369	507
Employment grants	13	61
Total deferred grants	2,365	3,411
Less: Lease grants - short-term (1)	(111)	(117)
Less: Employment grants - short-term (1)	(13)	(61)
Total long-term deferred grants	$2,241	$3,233

(1)	Included in "Other accrued expenses and current liabilities" in the accompanying Consolidated Balance Sheets.

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

The Credit Agreement matures on May 12, 2020, and had outstanding borrowings of $102.0 million and $275.0 million at December 31, 2018 and 2017, respectively, included in “Long-term debt” in the accompanying Consolidated Balance Sheets.

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

The following table presents information related to our credit agreements (dollars in thousands):

	Years Ended December 31,
	2018	2017	2016
Average daily utilization	$106,189	$268,775	$222,612
Interest expense (1), (2)	$3,817	$6,668	$3,952
Weighted average interest rate (2)	3.6%	2.5%	1.8%

(1)	Excludes the amortization of deferred loan fees.
(2)	Includes the commitment fee.

On February 14, 2019, the Company entered into a $500 million revolving credit facility, which replaced the Company’s existing $440 million revolving credit facility. The prior $440 million agreement was terminated simultaneously upon execution of the new agreement.  The Company’s new revolving credit facility will mature on February 14, 2024, includes a $200 million alternate-currency sub-facility, a $15 million swingline sub-facility and a $15 million letter of credit sub-facility, and has terms that are substantially similar to the Company’s $440 million revolving credit facility.

The Company is not currently aware of any inability of its lenders to provide access to the full commitment of funds that exist under the revolving credit facility, if necessary.  However, there can be no assurance that such facility will be available to the Company, even though it is a binding commitment of the financial institutions.

Note 19. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) consist of the following (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Net Investment Hedge	Unrealized Gain (Loss) on Cash Flow Hedging Instruments	Unrealized Actuarial Gain (Loss) Related to Pension Liability	Unrealized Gain (Loss) on Postretirement Obligation	Total
Balance at January 1, 2016	$(58,601)	$4,170	$(527)	$1,029	$267	$(53,662)
Pre-tax amount	(13,832)	3,409	(2,313)	212	(9)	(12,533)
Tax (provision) benefit	—	(1,313)	72	(8)	—	(1,249)
Reclassification of (gain) loss to net income	—	—	527	(52)	(58)	417
Foreign currency translation	40	—	16	(56)	—	—
Balance at December 31, 2016	(72,393)	6,266	(2,225)	1,125	200	(67,027)
Pre-tax amount	36,101	(8,352)	2,276	527	(30)	30,522
Tax (provision) benefit	—	3,132	(54)	(18)	—	3,060
Reclassification of (gain) loss to net income	—	—	2,444	(53)	(50)	2,341
Foreign currency translation	(23)	—	30	(7)	—	—
Balance at December 31, 2017	(36,315)	1,046	2,471	1,574	120	(31,104)
Pre-tax amount	(22,158)	—	(4,287)	783	—	(25,662)
Tax (provision) benefit	—	—	84	47	—	131
Reclassification of (gain) loss to net income	—	—	6	(66)	(80)	(140)
Foreign currency translation	220	—	(138)	(82)	—	—
Balance at December 31, 2018	$(58,253)	$1,046	$(1,864)	$2,256	$40	$(56,775)

The following table summarizes the amounts reclassified to net income from accumulated other comprehensive income (loss) and the associated line item in the accompanying Consolidated Statements of Operations (in thousands):

	Years Ended December 31,			Statements of Operations
	2018	2017	2016	Location
Gain (loss) on cash flow hedging instruments: (1)
Pre-tax amount	$(54)	$(2,537)	$(558)	Revenues
Tax (provision) benefit	48	93	31	Income taxes
Reclassification to net income	(6)	(2,444)	(527)
Actuarial gain (loss) related to pension liability: (2)
Pre-tax amount	58	43	40	Other income (expense), net
Tax (provision) benefit	8	10	12	Income taxes
Reclassification to net income	66	53	52
Gain (loss) on postretirement obligation: (2),(3)
Reclassification to net income	80	50	58	Other income (expense), net
	$140	$(2,341)	$(417)

(1)	See Note 11, Financial Derivatives, for further information.
(2)	See Note 23, Defined Benefit Pension Plan and Postretirement Benefits, for further information.
(3)	No related tax (provision) benefit.

As discussed in Note 20, Income Taxes, for periods prior to December 31, 2017, any remaining outside basis differences associated with the Company’s investments in its foreign subsidiaries are considered to be indefinitely reinvested and no provision for income taxes on those earnings or translation adjustments has been provided.

Note 20. Income Taxes

The income before income taxes consists of the following (in thousands):

	Years Ended December 31,
	2018	2017	2016
Domestic (U.S., state and local)	$6,971	$9,662	$34,761
Foreign	49,946	71,645	54,123
	$56,917	$81,307	$88,884

Significant components of the income tax provision are as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Current:
U.S. federal	$(492)	$29,986	$9,514
State and local	54	855	1,958
Foreign	9,938	10,342	12,683
Total current provision for income taxes	9,500	41,183	24,155
Deferred:
U.S. federal	(498)	7,919	2,007
State and local	(85)	922	(526)
Foreign	(926)	(933)	858
Total deferred provision (benefit) for income taxes	(1,509)	7,908	2,339
	$7,991	$49,091	$26,494

The temporary differences that give rise to significant portions of the deferred income tax provision (benefit) are as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Net operating loss and tax credit carryforwards	$(613)	$1,231	$285
Accrued expenses/liabilities	(2,512)	16,470	1,173
Depreciation and amortization	101	(10,571)	1,286
Valuation allowance	1,558	(1,441)	901
Deferred statutory income	6	2,479	(1,394)
Other	(49)	(260)	88
	$(1,509)	$7,908	$2,339

The reconciliation of the income tax provision computed at the U.S. federal statutory tax rate to the Company’s effective income tax provision is as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Tax at U.S. federal statutory tax rate	$11,953	$28,457	$31,109
State income taxes, net of federal tax benefit	(31)	594	1,432
Foreign rate differential	(4,620)	(14,736)	(15,837)
Tax holidays	(4,050)	(2,951)	(3,314)
Permanent differences	12,150	8,749	12,768
Tax credits	(8,979)	(5,102)	(4,396)
Foreign withholding and other taxes	(840)	2,661	2,667
Valuation allowance	1,549	(1,689)	994
Uncertain tax positions	771	(1,812)	398
Statutory tax rate changes	96	2,536	242
2017 Tax Reform Act	(217)	32,705	—
Other	209	(321)	431
Total provision for income taxes	$7,991	$49,091	$26,494

Withholding taxes on offshore cash movements assessed by certain foreign governments of $2.0 million, $1.7 million and $2.0 million were included in the provision for income taxes in the accompanying Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016, respectively.

On December 22, 2017, the 2017 Tax Reform Act was signed into law making significant changes to the Internal Revenue Code. Changes included, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a participation exemption regime, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. We estimated our provision for income taxes in accordance with the 2017 Tax Reform Act and guidance available upon enactment and as a result recorded $32.7 million as additional income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted. The $32.7 million estimate included the provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings of $32.7 million based on cumulative foreign earnings of $531.8 million and $1.0 million of foreign withholding taxes on certain anticipated distributions.  The provisional tax expense was partially offset by a provisional benefit of $1.0 million related to the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future. The Company recorded a $0.2 million decrease to the provisional amounts during the year ended December 31, 2018 upon finalizing the impact of the 2017 Tax Reform Act.

The Company provides U.S. income taxes on the earnings of foreign subsidiaries unless they are exempted from taxation as a result of the new territorial tax system. No additional income taxes have been provided for any remaining outside basis difference inherent in these entities as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining outside basis difference in these entities is not practicable due to the inherent complexity of the multi-national tax environment in which the Company operates.

On December 22, 2017, the SEC issued SAB 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Reform Act. In accordance with SAB 118, we have determined that the deferred tax benefit recorded in connection with the remeasurement of certain deferred tax assets and liabilities and the current tax expense recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings was a provisional amount and a reasonable estimate at December 31, 2017. Final computations were completed during the fourth quarter of 2018, resulting in the $0.2 million decrease to the provisional amount discussed above.

The 2017 Tax Reform Act instituted a number of new provisions effective January 1, 2018, including GILTI, Foreign Derived Intangible Income (“FDII”) and Base Erosion and Anti-Abuse Tax (“BEAT”).  Based on the guidance, interpretations, and data available as of December 31, 2018, the Company has determined the impact of these measures is immaterial to its tax provision in 2018.

The Company has been granted tax holidays in the Philippines, Colombia, Costa Rica and El Salvador. The tax holidays have various expiration dates ranging from 2019 through 2028. In some cases, the tax holidays expire without possibility of renewal. In other cases, the Company expects to renew these tax holidays, but there are no assurances from the respective foreign governments that they will renew them. This could potentially result in future adverse tax consequences in the local jurisdiction, the impact of which is not practicable to estimate due to the inherent complexity of estimating critical variables such as long-term future profitability, tax regulations and rates in the multi-national tax environment in which the Company operates.  The Company’s tax holidays decreased the provision for income taxes by $4.1 million ($0.10 per diluted share), $3.0 million ($0.07 per diluted share) and $3.3 million ($0.08 per diluted share) for the years ended December 31, 2018, 2017 and 2016, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income taxes.  The temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss and tax credit carryforwards	$34,565	$33,803
Valuation allowance	(32,299)	(32,443)
Accrued expenses	9,500	9,938
Deferred revenue and customer liabilities	4,138	4,544
Depreciation and amortization	1,693	1,628
Other	413	229
	18,010	17,699
Deferred tax liabilities:
Depreciation and amortization	(13,199)	(12,999)
Deferred statutory income	(838)	(938)
Accrued liabilities	(1,779)	(2,849)
Other	(253)	(258)
	(16,069)	(17,044)
Net deferred tax assets	$1,941	$655

	December 31,
	2018	2017
Classified as follows:
Deferred charges and other assets (Note 14)	$5,797	$6,657
Other long-term liabilities	(3,856)	(6,002)
Net deferred tax assets	$1,941	$655

There are approximately $154.2 million of income tax loss carryforwards as of December 31, 2018, with varying expiration dates, approximately $123.8 million relating to foreign operations and $30.4 million relating to U.S. state operations. With respect to foreign operations, $93.9 million of the net operating loss carryforwards have an indefinite expiration date and the remaining $22.7 million net operating loss carryforwards have varying expiration dates through December 2039.  Regarding the foreign and U.S. state aforementioned tax loss carryforwards, no benefit has been recognized for $116.6 million and $24.0 million, respectively, as the Company does not anticipate that the losses will more likely than not be fully utilized.

The Company has accrued $2.7 million and $1.3 million as of December 31, 2018 and 2017, respectively, excluding penalties and interest, for the liability for unrecognized tax benefits. The $2.7 million and $1.3 million of the unrecognized tax benefits at December 31, 2018 and 2017, respectively, were recorded in “Long-term income tax liabilities” in the accompanying Consolidated Balance Sheets.  Had the Company recognized these tax benefits, approximately $2.7 million and $1.3 million, and the related interest and penalties, would have favorably impacted the effective tax rate in 2018 and 2017, respectively. The Company does not anticipate that any of the unrecognized tax benefits will be recognized in the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company had $0.6 million and $1.3 million accrued for interest and penalties as of December 31, 2018 and 2017, respectively. Of the accrued interest and penalties at December 31, 2018 and 2017, $0.4 million and $0.8 million, respectively, relate to statutory penalties. The amount of interest and penalties, net, included in the provision for income taxes in the accompanying Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016 was $0.7 million, $(9.5) million and $0.4 million, respectively.

The tabular reconciliation of the amounts of unrecognized net tax benefits is presented below (in thousands):

	Years Ended December 31,
	2018	2017	2016
Balance at the beginning of the period	$1,342	$8,531	$8,116
Current period tax position increases	2,950	—	—
Decreases from settlements with tax authorities	(191)	(10,865)	—
Decreases due to lapse in applicable statute of limitations	(1,310)	(466)	—
Foreign currency translation increases (decreases)	(71)	4,142	415
Balance at the end of the period	$2,720	$1,342	$8,531

The Company received assessments for the Canadian 2003-2009 audit. Requests for Competent Authority Assistance were filed with both the Canadian Revenue Agency and the U.S. Internal Revenue Service and the Company paid mandatory security deposits to Canada as part of this process.  As of June 30, 2017, the Company determined that all material aspects of the Canadian audit were effectively settled pursuant to ASC 740. As a result, the Company recognized an income tax benefit of $1.2 million, net of the U.S. tax impact, at that time and the deposits were applied against the anticipated liability. During the year ended December 31, 2018, the Company finalized procedures ancillary to the Canadian audit and recognized an additional $2.8 million income tax benefit due to the elimination of certain assessed penalties, interest and withholding taxes.

With the effective settlement of the Canadian audit, the Company has no significant tax jurisdictions under audit; however, the Company is currently under audit in several tax jurisdictions.  The Company believes it is adequately reserved for the remaining audits and their resolution is not expected to have a material impact on its financial conditions and results of operations.

The Company and its subsidiaries file federal, state and local income tax returns as required in the U.S. and in various foreign tax jurisdictions. The major tax jurisdictions and tax years that are open and subject to examination by the respective tax authorities as of December 31, 2018 are tax years 2015 through 2018 for the U.S.

Note 21. Earnings Per Share

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

The numbers of shares used in the earnings per share computation are as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Basic:
Weighted average common shares outstanding	42,090	41,822	41,847
Diluted:
Dilutive effect of stock appreciation rights, restricted stock, restricted stock units and shares held in rabbi trust	156	319	392
Total weighted average diluted shares outstanding	42,246	42,141	42,239
Anti-dilutive shares excluded from the diluted earnings per share calculation	44	46	20

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

The shares repurchased under the Company’s share repurchase programs were as follows (none in 2018 and 2017) (in thousands, except per share amounts):

	Total Number of Shares	Range of Prices Paid Per Share		Total Cost of Shares
For the Year Ended	Repurchased	Low	High	Repurchased
December 31, 2016	390	$27.81	$30.00	$11,144

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

	Years Ended December 31,
	2018	2017	2016
Rental expense	$67,980	$59,906	$55,584

The following is a schedule of future minimum rental payments required under operating leases that have noncancelable lease terms as of December 31, 2018 (in thousands):

Amount
2019	$53,071
2020	48,770
2021	43,324
2022	34,063
2023	22,583
2024 and thereafter	51,456
$253,267

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

The following is a schedule of future minimum purchases remaining under the agreements as of December 31, 2018 (in thousands):

Amount
2019	$61,281
2020	16,308
2021	2,216
2022	1,021
2023	525
2024 and thereafter	—
$81,351

Indemnities, Commitments and Guarantees

From time to time, during the normal course of business, the Company may make certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These include but are not limited to: (i) indemnities to clients, vendors and service providers pertaining to claims based on negligence or willful misconduct of the Company and (ii) indemnities involving breach of contract, the accuracy of representations and warranties of the Company, or other liabilities assumed by the Company in certain contracts. In addition, the Company has agreements whereby it will indemnify certain officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The indemnification period covers all pertinent events and occurrences during the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has director and officer insurance coverage that limits its exposure and enables it to recover a portion of any future amounts paid. The Company believes the applicable insurance coverage is generally adequate to cover any estimated potential liability under these indemnification agreements. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential for future payments the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying Consolidated Balance Sheets.  In addition, the Company has some client contracts that do not contain contractual provisions for the limitation of liability, and other client contracts that contain agreed upon exceptions to limitation of liability.  The Company has not recorded any liability in the accompanying Consolidated Balance Sheets with respect to any client contracts under which the Company has or may have unlimited liability.

Loss Contingency

Contingencies are recorded in the consolidated financial statements when it is probable that a liability will be incurred, and the amount of the loss is reasonably estimable, or otherwise disclosed, in accordance with ASC 450, Contingencies (“ASC 450”). Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In the event the Company determines that a loss is not probable, but is reasonably possible, and it becomes possible to develop what the Company believes to be a reasonable range of possible loss, then the Company will include disclosures related to such matter as appropriate and in compliance with ASC 450.

The Company received a state audit assessment and is currently rebutting the position. The Company has determined that the likelihood of a liability is reasonably possible and developed a range of possible loss up to $1.2 million, net of federal benefit.

The Company, from time to time, is involved in legal actions arising in the ordinary course of business.

On August 24, 2017, a collective action lawsuit was filed against the Company in the United States District Court for the District of Colorado (the “Court”), Slaughter v. Sykes Enterprises, Inc., Case No. 17 Civ. 2038. The lawsuit claimed that the Company failed to pay certain employees overtime compensation for the hours they worked over forty in a workweek, as required by the Fair Labor Standards Act.  On October 17, 2018, the parties entered into a verbal agreement to fully resolve all claims and the fees for the plaintiffs’ attorneys for a total payment of $1.2 million. The settlement agreement was approved by the Court and a charge of $1.2 million was included in “General and administrative” in the accompanying Consolidated Statement of Operations for the year ended December 31, 2018.  The settlement of $1.2 million was paid on December 31, 2018.

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

Note 23. Defined Benefit Pension Plan and Postretirement Benefits

Defined Benefit Pension Plans

The Company sponsors non-contributory defined benefit pension plans (the “Pension Plans”) for its covered employees in the Philippines. The Pension Plans provide defined benefits based on years of service and final salary. All permanent employees meeting the minimum service requirement are eligible to participate in the Pension Plans. As of December 31, 2018, the Pension Plans were unfunded. The Company expects to make no cash contributions to its Pension Plans during 2019.

The following table provides a reconciliation of the change in the benefit obligation for the Pension Plans and the net amount recognized, included in “Other long-term liabilities,” in the accompanying Consolidated Balance Sheets (in thousands):

	December 31,
	2018	2017
Balance at the beginning of the period	$3,642	$3,551
Service cost	448	443
Interest cost	196	194
Actuarial (gains) losses	(783)	(521)
Benefits paid	(32)	(3)
Effect of foreign currency translation	(189)	(22)
Balance at the end of the period	$3,282	$3,642

Unfunded status	(3,282)	(3,642)
Net amount recognized	$(3,282)	$(3,642)

The actuarial assumptions used to determine the benefit obligations and net periodic benefit cost for the Pension Plans were as follows:

	Years Ended December 31,
	2018	2017	2016
Discount rate	7.4-7.5%	5.5-5.6%	5.5-5.6%
Rate of compensation increase	2.0%	2.0%	2.0%

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

The following table provides information about the net periodic benefit cost and other accumulated comprehensive income for the Pension Plans (in thousands):

	Years Ended December 31,
	2018	2017	2016
Service cost	$448	$443	$443
Interest cost	196	194	165
Recognized actuarial (gains)	(58)	(43)	(40)
Net periodic benefit cost	586	594	568
Unrealized net actuarial (gains), net of tax	(2,256)	(1,574)	(1,126)
Total amount recognized in net periodic benefit cost and accumulated other comprehensive income (loss)	$(1,670)	$(980)	$(558)

The Company’s service cost for its qualified pension plans was included in “Direct salaries and related costs” and “General and administrative” costs in its Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016. The remaining components of net periodic benefit cost were included in “Other income (expense), net” in the Company’s Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016.  See Note 1, Overview and Summary of Significant Accounting Policies, for further information related to the adoption of ASU 2016-18.

The estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (in thousands):

Years Ending December 31,	Amount
2019	$331
2020	109
2021	108
2022	94
2023	130
2024 - 2028	1,035

The Company expects to recognize $0.1 million of net actuarial gains as a component of net periodic benefit cost in 2019.

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

	Years Ended December 31,
	2018	2017	2016
401(k) plan contributions	$1,612	$1,502	$969

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

	December 31,
	2018	2017
Postretirement benefit obligation	$12	$15
Unrealized gains (losses) in AOCI (1)	40	120

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

Note 24. Stock-Based Compensation

The Company’s stock-based compensation plans include the 2011 Equity Incentive Plan, the Non-Employee Director Fee Plan and the Deferred Compensation Plan. The following table summarizes the stock-based compensation expense (primarily in the Americas), income tax benefits related to the stock-based compensation and excess tax benefits for all grants of stock-based compensation, both plan related and non-plan related (in thousands):

	Years Ended December 31,
	2018	2017	2016
Stock-based compensation (expense) (1)	$(7,543)	$(7,621)	$(10,779)
Income tax benefit (2)	1,810	2,858	4,150
Excess tax benefit from stock-based compensation (3)	—	—	2,098

(1)	Included in "General and administrative" costs in the accompanying Consolidated Statements of Operations.
(2)	Included in "Income taxes" in the accompanying Consolidated Statements of Operations.
(3)	Included in "Additional paid-in capital" in the accompanying Consolidated Statements of Changes in Shareholders' Equity.

There were no capitalized stock-based compensation costs as of December 31, 2018, 2017 and 2016.

Beginning January 1, 2017, as a result of the adoption of ASU 2016-09, Compensation – Stock Compensation (Topic 718) – Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), the Company began accounting for forfeitures as they occur, rather than estimating expected forfeitures. The net cumulative effect of this change was recognized as a $0.2 million reduction to retained earnings as of January 1, 2017.  Additionally, excess tax benefits (deficiencies) from stock compensation are included in “Income taxes” in the accompanying Consolidated Statements of Operations subsequent to the adoption of ASU 2016-09.

2011 Equity Incentive Plan — The Company’s Board adopted the Sykes Enterprises, Incorporated 2011 Equity Incentive Plan (the "2011 Plan”) on March 23, 2011, as amended on May 11, 2011 to reduce the number of shares of common stock available to 4.0 million shares.  The 2011 Plan was approved by the shareholders at the May 2011 annual shareholders meeting.  The 2011 Plan replaced and superseded the Company’s 2001 Equity Incentive Plan (the “2001 Plan”), which expired on March 14, 2011. The outstanding awards granted under the 2001 Plan will remain in effect until their exercise, expiration or termination. The 2011 Plan permits the grant of restricted stock, stock appreciation rights, stock options and other stock-based awards to certain employees of the Company, members of the Company’s Board of Directors and certain non-employees who provide services to the Company in order to encourage them to remain in the employment of, or to faithfully provide services to, the Company and to increase their interest in the Company’s success.

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

The SARs are granted at the fair market value of the Company’s common stock on the date of the grant and vest one-third on March 15th in each of the first three years following the date of grant, provided the participant is employed by the Company on such date. The SARs have a term of 10 years from the date of grant.  In the event of a change in control, the SARs will vest on the date of the change in control, provided that the participant is employed by the Company on the date of the change in control.

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

The following table summarizes the assumptions used to estimate the fair value of SARs granted:

	Years Ended December 31,
	2018	2017	2016
Expected volatility	21.4%	19.3%	25.3%
Weighted-average volatility	21.4%	19.3%	25.3%
Expected dividend rate	0.0%	0.0%	0.0%
Expected term (in years)	5.0	5.0	5.0
Risk-free rate	2.5%	1.9%	1.5%

The following table summarizes SARs activity as of December 31, 2018 and for the year then ended:

Stock Appreciation Rights	Shares (000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Balance at the beginning of the period	734	$—
Granted	333	$—
Exercised	(62)	$—
Forfeited or expired	(43)	$—
Balance at the end of the period	962	$—	8.1	$167
Vested or expected to vest at the end of the period	962	$—	8.1	$167
Exercisable at the end of the period	344	$—	7.0	$167

The following table summarizes information regarding SARs granted and exercised (in thousands, except per SAR amounts):

	Years Ended December 31,
	2018	2017	2016
Number of SARs granted	333	396	323
Weighted average grant-date fair value per SAR	$6.84	$6.24	$7.68
Intrinsic value of SARs exercised	$320	$1,763	$1,691
Fair value of SARs vested	$1,950	$1,846	$1,520

The following table summarizes nonvested SARs activity as of December 31, 2018 and for the year then ended:

Nonvested Stock Appreciation Rights	Shares (000s)	Weighted Average Grant-Date Fair Value
Balance at the beginning of the period	600	$6.88
Granted	333	$6.84
Vested	(272)	$7.16
Forfeited or expired	(43)	$6.75
Balance at the end of the period	618	$6.74

As of December 31, 2018, there was $2.6 million of total unrecognized compensation cost, net of actual forfeitures, related to nonvested SARs granted under the 2011 Plan. This cost is expected to be recognized over a weighted average period of 1.8 years.

Restricted Shares – The Board, at the recommendation of the Compensation Committee, has approved in the past, and may approve in the future, awards of performance and employment-based restricted shares (“restricted shares”) for eligible participants. In some instances, where the issuance of restricted shares has adverse tax consequences to the recipient, the Board may instead issue RSUs.  The restricted shares are shares of the Company’s common stock (or in the case of RSUs, represent an equivalent number of shares of the Company’s common stock) which are issued to the participant subject to (a) restrictions on transfer for a period of time and (b) forfeiture under certain conditions.  The performance goals, including revenue growth and income from operations targets, provide a range of vesting possibilities from 0% to 100% and will be measured at the end of the performance period. If the performance conditions are met for the performance period, the shares will vest and all restrictions on the transfer of the restricted shares will lapse (or in the case of RSUs, an equivalent number of shares of the Company’s common stock will be issued to the recipient). The Company recognizes compensation cost, net of actual forfeitures, based on the fair value (which approximates the current market price) of the restricted shares (and RSUs) on the date of grant ratably over the requisite service period based on the probability of achieving the performance goals.

Changes in the probability of achieving the performance goals from period to period will result in corresponding changes in compensation expense. The employment-based restricted shares currently outstanding vest one-third on March 15th in each of the first three years following the date of grant, provided the participant is employed by the Company on such date. In the event of a change in control prior to the date the restricted shares vest, all of the restricted shares will vest and the restrictions on transfer will lapse with respect to such vested shares on the date of the change in control, provided that participant is employed by the Company on the date of the change in control.

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

The following table summarizes nonvested restricted shares/RSUs activity as of December 31, 2018 and for the year then ended:

Nonvested Restricted Shares and RSUs	Shares (000s)	Weighted Average Grant-Date Fair Value
Balance at the beginning of the period	1,109	$28.50
Granted	492	$28.16
Vested	(323)	$25.78
Forfeited or expired	(134)	$28.23
Balance at the end of the period	1,144	$29.15

The following table summarizes information regarding restricted shares/RSUs granted and vested (in thousands, except per restricted share/RSU amounts):

	Years Ended December 31,
	2018	2017	2016
Number of restricted shares/RSUs granted	492	480	451
Weighted average grant-date fair value per restricted share/RSU	$28.16	$29.42	$30.32
Fair value of restricted shares/RSUs vested	$8,342	$6,868	$6,785

As of December 31, 2018, based on the probability of achieving the performance goals, there was $6.8 million of total unrecognized compensation cost, net of actual forfeitures, related to nonvested restricted shares/RSUs granted under the 2011 Plan. This cost is expected to be recognized over a weighted average period of 1.4 years.

Non-Employee Director Fee Plan — The Company’s 2004 Non-Employee Director Fee Plan (the “2004 Fee Plan”), as amended on May 17, 2012, expired in May 2014, prior to the 2014 annual shareholders’ meeting. In March 2014, upon the recommendation of the Compensation Committee, the Board determined that, following the expiration of the 2004 Fee Plan, the compensation of non-employee directors should continue on the same terms as provided in the May 2012 amendment, except the amounts of cash and equity grants would be determined annually by the Board, and that the stock portion of such compensation would be issued under the 2011 Plan.

All new non-employee directors joining the Board receive an initial grant of shares of common stock on the date the new director is elected or appointed, the number of which is determined by dividing $60,000 by the closing price of the Company’s common stock on the trading day immediately preceding the date a new director is elected or appointed, rounded to the nearest whole number of shares.  The initial grant of shares vests in twelve equal quarterly installments, one-twelfth on the date of grant and an additional one-twelfth on each successive third monthly anniversary of the date of grant.  The award lapses with respect to all unvested shares in the event the non-employee director ceases to be a director of the Company, and any unvested shares are forfeited.

Each non-employee director receives, on the day after the annual shareholders meeting, an annual retainer for service as a non-employee director (the “Annual Retainer”). Beginning in 2015, the total value of the Annual Retainer was $155,000, of which $55,000 was payable in cash, and the remainder paid in stock, the amount of which was determined by dividing $100,000 by the closing price of the Company’s common stock on the date of the annual shareholders’ meeting. At the Board’s regularly scheduled meeting on December 6, 2016, upon the recommendation of the Compensation Committee, the Board determined that the amount of the cash compensation payable to non-employee directors beginning on the date of the 2017 annual shareholders’ meeting would be increased by $15,000 per year to a total of $70,000.  Accordingly, the annual cash and equity compensation for non-employee directors is currently $170,000, of which $70,000 is payable in cash, and the remainder is paid in stock.  The annual grant of cash vests in four equal quarterly installments, one-fourth on the day following the annual meeting of shareholders, and an additional one-fourth on each successive third monthly anniversary of the date of grant. The annual grant of shares paid to non-employee directors vests in four equal quarterly installments, one-fourth on the date of grant and an additional one-fourth on each successive third monthly anniversary of the date of grant). The award lapses with respect to all unpaid cash and unvested shares in the event the non-employee director ceases to be a director of the Company, and any unvested shares and unpaid cash are forfeited.

In addition to the Annual Retainer, any non-employee Chairman of the Board receives an additional annual cash award of $100,000, and each non-employee director serving on a committee of the Board receives an additional annual cash award. The additional annual cash award for the Chairperson of the Audit Committee is $20,000 and Audit Committee members are entitled to an annual cash award of $10,000.  The annual cash awards for the Chairpersons of the Compensation Committee, Finance Committee and Nominating and Corporate Governance Committee are $15,000, $12,500 and $12,500, respectively, and all other members of such committees are entitled to an annual cash award of $7,500.

The Board may pay additional cash compensation to any non-employee director for services on behalf of the Board over and above those typically expected of directors, including but not limited to service on a special committee of the Board.

The following table summarizes nonvested common stock share award activity as of December 31, 2018 and for the year then ended:

Nonvested Common Stock Share Awards	Shares (000s)	Weighted Average Grant-Date Fair Value
Balance at the beginning of the period	8	$32.21
Granted	34	$27.68
Vested	(31)	$28.80
Forfeited or expired	(2)	$27.68
Balance at the end of the period	9	$27.72

The following table summarizes information regarding common stock share awards granted and vested (in thousands, except per share award amounts):

	Years Ended December 31,
	2018	2017	2016
Number of share awards granted	34	24	32
Weighted average grant-date fair value per share award	$27.68	$32.93	$29.04
Fair value of share awards vested	$880	$850	$850

As of December 31, 2018, there was $0.2 million of total unrecognized compensation costs, net of actual forfeitures, related to nonvested common stock share awards granted. This cost is expected to be recognized over a weighted average period of 0.7 years.

Deferred Compensation Plan — The Company’s non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”), which is not shareholder-approved, was adopted by the Board effective December 17, 1998.  It was last amended and restated on August 15, 2017, effective January 1, 2018.  Eligibility is limited to a select group of key management and employees who are expected to receive an annualized base salary (which will not take into account bonuses or commissions) that exceeds the amount taken into account for purposes of determining highly compensated employees under Section 414(q) of the Internal Revenue Code of 1986 based on the current year’s base salary and applicable dollar amounts.  The Deferred Compensation Plan provides participants with the ability to defer between 1% and 80% of their compensation (between 1% and 100% prior to June 30, 2016, the effective date of the first amendment) until the participant’s retirement, termination, disability or death, or a change in control of the Company. Using the Company’s common stock, the Company matches 50% of the amounts deferred by participants on a quarterly basis up to a total of $12,000 per year for the president, chief executive officer and executive vice presidents, $7,500 per year for senior vice presidents, global vice presidents and vice presidents, and, effective January 1, 2017, $5,000 per year for all other participants (there was no match for other participants prior to January 1, 2017, the effective date of the second amendment).  Matching contributions and the associated earnings vest over a seven-year service period. Vesting will be accelerated in the event of the participant’s death or disability, a change in control or retirement.  In the event of a distribution of benefits resulting from a change in control of the Company, the Company will increase the benefit by an amount sufficient to offset the income tax obligations created by the distribution of benefits. Deferred compensation amounts used to pay benefits, which are held in a rabbi trust, include investments in various mutual funds and shares of the Company’s common stock (see Note 11, Investments Held in Rabbi Trust).

As of December 31, 2018 and 2017, liabilities of $11.4 million and $11.6 million, respectively, of the Deferred Compensation Plan were recorded in “Accrued employee compensation and benefits” in the accompanying Consolidated Balance Sheets. Additionally, the Company’s common stock match associated with the Deferred Compensation Plan, with a carrying value of approximately $2.4 million and $2.1 million at December 31, 2018 and 2017, respectively, is included in “Treasury stock” in the accompanying Consolidated Balance Sheets.

The following table summarizes nonvested common stock activity as of December 31, 2018 and for the year then ended:

Nonvested Common Stock	Shares (000s)	Weighted Average Grant-Date Fair Value
Balance at the beginning of the period	3	$29.56
Granted	16	$28.48
Vested	(11)	$28.41
Forfeited or expired	—	$—
Balance at the end of the period	8	$29.01

The following table summarizes information regarding shares of common stock granted and vested (in thousands, except per common stock amounts):

	Years Ended December 31,
	2018	2017	2016
Number of shares of common stock granted	16	13	8
Weighted average grant-date fair value per common stock	$28.48	$30.49	$29.36
Fair value of common stock vested	$315	$334	$255
Cash used to settle the obligation	$804	$1,134	$396

As of December 31, 2018, there was $0.2 million of total unrecognized compensation cost, net of actual forfeitures, related to nonvested common stock granted under the Deferred Compensation Plan. This cost is expected to be recognized over a weighted average period of 4.5 years.

Acquisition-Related Restricted Shares – In conjunction with the Company’s acquisition of Symphony on November 1, 2018, the Company granted RSUs to certain of Symphony’s owners. These RSUs were issued from the Company’s pool of authorized but unissued common stock.  See Note 3, Acquisitions, for further information.

The Company recognizes compensation cost, net of actual forfeitures, based on the fair value (which approximates the current market price) of the RSUs on the date of grant ratably over the requisite service period. The RSUs vest one-half on and after each of May 1, 2020 and November 1, 2021, provided the participant is employed by the Company on such date. In the event of a change in control prior to the date the RSUs vest, all of the RSUs will vest and the restrictions on transfer will lapse with respect to such vested shares on the date of the change in control, provided that participant is employed by the Company on the date of the change in control.

If the participant’s employment with the Company is terminated for any reason, either by the Company or participant, prior to the date on which the RSUs have vested and the restrictions have lapsed with respect to such vested shares, any RSUs remaining subject to the restrictions (together with any dividends paid thereon) will be forfeited, unless there has been a change in control prior to such date.

The following table summarizes nonvested acquisition-related RSUs activity as of December 31, 2018 and for the year then ended:

Nonvested Restricted Shares and RSUs	Shares (000s)	Weighted Average Grant-Date Fair Value
Balance at the beginning of the period	—	$—
Granted	124	$30.67
Vested	—	$—
Forfeited or expired	—	$—
Balance at the end of the period	124	$30.67

The following table summarizes information regarding acquisition-related RSUs granted and vested (in thousands, except per restricted share/RSU amounts):

Year Ended December 31, 2018
Number of restricted shares/RSUs granted	124
Weighted average grant-date fair value per restricted share/RSU	$30.67
Fair value of restricted shares/RSUs vested	$—

As of December 31, 2018, there was $3.6 million of total unrecognized compensation cost, net of actual forfeitures, related to nonvested acquisition-related RSUs. This cost is expected to be recognized over a weighted average period of 2.8 years.

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

The reportable segments consist of (1) the Americas, which includes the United States, Canada, Latin America, Australia and the Asia Pacific Rim, and provides outsourced customer engagement solutions (with an emphasis on inbound multichannel demand generation, customer service and technical support) and technical staffing, and (2) EMEA, which includes Europe, the Middle East and Africa, and provides outsourced customer engagement solutions (with an emphasis on technical support and customer service) and fulfillment services. The Company also provides a suite of solutions such as RPA consulting, implementation, hosting and managed services that optimizes its differentiated full lifecycle management services platform. The sites within Latin America, Australia and the Asia Pacific Rim are included in the Americas segment given the nature of the business and client profile, which is primarily made up of U.S.-based companies that are using the Company’s services in these locations to support their customer engagement needs.

Information about the Company’s reportable segments is as follows (in thousands):

	Americas	EMEA	Other (1)	Consolidated

Year Ended December 31, 2018:
Revenues	$1,330,638	$294,954	$95	$1,625,687
Percentage of revenues	81.9%	18.1%	0.0%	100.0%
Depreciation, net	$48,378	$5,952	$3,020	$57,350
Amortization of intangibles	$14,287	$1,255	$—	$15,542
Income (loss) from operations	$108,021	$16,507	$(61,326)	$63,202
Total other income (expense), net			(6,285)	(6,285)
Income taxes			(7,991)	(7,991)
Net income				$48,926

Year Ended December 31, 2017:
Revenues	$1,325,643	$260,283	$82	$1,586,008
Percentage of revenues	83.6%	16.4%	0.0%	100.0%
Depreciation, net	$47,730	$5,211	$3,031	$55,972
Amortization of intangibles	$20,144	$938	$—	$21,082
Income (loss) from operations	$136,386	$16,067	$(65,411)	$87,042
Total other income (expense), net			(5,735)	(5,735)
Income taxes			(49,091)	(49,091)
Net income				$32,216

Year Ended December 31, 2016:
Revenues	$1,220,818	$239,089	$130	$1,460,037
Percentage of revenues	83.6%	16.4%	0.0%	100.0%
Depreciation, net	$42,436	$4,532	$2,045	$49,013
Amortization of intangibles	$18,329	$1,048	$—	$19,377
Income (loss) from operations	$140,256	$18,380	$(66,263)	$92,373
Total other income (expense), net			(3,489)	(3,489)
Income taxes			(26,494)	(26,494)
Net income				$62,390

(1)

Other items (including corporate and other costs, other income and expense, and income taxes) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the tables above for the years ended December 31, 2018, 2017 and 2016.  Inter-segment revenues are not material to the Americas and EMEA segment results.

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

Total revenues by segment from AT&T Corporation (“AT&T”), a major provider of communication services for which the Company provides various customer support services over several distinct lines of AT&T businesses, were as follows (in thousands):

	Years Ended December 31,
	2018		2017		2016
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$164,793	12.4%	$220,010	16.6%	$239,033	19.6%
EMEA	179	0.1%	—	0.0%	—	0.0%
	$164,972	10.1%	$220,010	13.9%	$239,033	16.4%

The Company has multiple distinct contracts with AT&T spread across multiple lines of businesses, which expire at varying dates between 2019 and 2021. The Company has historically renewed most of these contracts. However, there is no assurance that these contracts will be renewed, or if renewed, will be on terms as favorable as the existing contracts. Each line of business is governed by separate business terms, conditions and metrics. Each line of business also has a separate decision maker such that a loss of one line of business would not necessarily impact the Company’s relationship with the client and decision makers on other lines of business. The loss of (or the failure to retain a significant amount of business with) any of the Company’s key clients, including AT&T, could have a material adverse effect on its performance. Many of the Company’s contracts contain penalty provisions for failure to meet minimum service levels and are cancelable by the client at any time or on short notice. Also, clients may unilaterally reduce their use of the Company’s services under the contracts without penalty.

Total revenues by segment from the Company’s next largest client, which was in the financial services vertical in each of the years, were as follows (in thousands):

	Years Ended December 31,
	2018		2017		2016
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$105,852	8.0%	$109,475	8.3%	$90,508	7.4%
EMEA	—	0.0%	—	0.0%	—	0.0%
	$105,852	6.5%	$109,475	6.9%	$90,508	6.2%

Other than AT&T, total revenues by segment of the Company’s clients that each individually represents 10% or greater of that segment’s revenues in each of the periods were as follows (in thousands):

	Years Ended December 31,
	2018		2017		2016
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$—	0.0%	$—	0.0%	$—	0.0%
EMEA	104,856	35.5%	104,829	40.3%	96,115	40.2%
	$104,856	6.4%	$104,829	6.6%	$96,115	6.6%

The Company’s top ten clients accounted for approximately 44.2%, 46.9% and 49.2% of its consolidated revenues during the years ended December 31, 2018, 2017 and 2016, respectively.

The following table represents a disaggregation of revenue from contracts with customers by geographic location for the years ended December 31, 2018, 2017 and 2016, by the reportable segment for each category (in thousands):

	Years Ended December 31,
	2018	2017	2016
Americas:
United States	$668,580	$644,870	$578,753
The Philippines	231,966	241,211	235,333
Costa Rica	127,963	132,542	124,823
Canada	102,353	112,367	115,226
El Salvador	81,156	75,800	69,937
People's Republic of China	34,942	38,880	34,851
Australia	31,811	28,442	24,267
Mexico	24,998	25,496	18,167
Colombia	18,067	16,042	8,901
Other	8,802	9,993	10,560
Total Americas	1,330,638	1,325,643	1,220,818
EMEA:
Germany	91,703	81,634	78,982
Sweden	55,491	56,843	59,313
United Kingdom	57,308	42,247	38,167
Romania	34,205	27,924	21,387
Other	56,247	51,635	41,240
Total EMEA	294,954	260,283	239,089
Total Other	95	82	130
	$1,625,687	$1,586,008	$1,460,037

Revenues are attributed to countries based on location of customer, except for revenues for the Philippines, Costa Rica, the People’s Republic of China and India which are primarily comprised of customers located in the U.S., but serviced by centers in those respective geographic locations.

The Company’s long-lived assets, including property and equipment, net and intangibles, net, by geographic location were as follows (in thousands):

	December 31,
	2018	2017
Americas:
United States	$197,167	$219,476
The Philippines	9,840	15,199
Costa Rica	6,511	9,170
Canada	4,654	6,400
El Salvador	4,810	4,048
People's Republic of China	3,379	3,840
Australia	13,693	1,256
Mexico	4,077	2,812
Colombia	2,371	2,710
Other	2,882	1,772
Total Americas	249,384	266,683
EMEA:
Germany	3,395	2,460
Sweden	1,222	1,171
United Kingdom	28,036	3,016
Romania	1,965	1,929
Other	8,468	7,241
Total EMEA	43,086	15,817
Total Other	16,979	18,567
	$309,449	$301,067

Goodwill by segment was as follows (in thousands):

	December 31,
	2018	2017
Americas	$255,436	$258,496
EMEA	47,081	10,769
	$302,517	$269,265

Note 26. Other Income (Expense)

Other income (expense), net consists of the following (in thousands):

	Years Ended December 31,
	2018	2017	2016
Foreign currency transaction gains (losses)	$2,029	$(548)	$3,348
Gains (losses) on derivative instruments not designated as hedges	(1,751)	143	(2,270)
Gains (losses) on investments held in rabbi trust	(867)	1,619	582
Other miscellaneous income (expense)	(1,659)	44	(186)
	$(2,248)	$1,258	$1,474

Note 27. Related Party Transactions

In January 2008, the Company entered into a lease for a customer engagement center located in Kingstree, South Carolina. The landlord, Kingstree Office One, LLC, is an entity controlled by John H. Sykes, the founder, former Chairman and former Chief Executive Officer of the Company and the father of Charles Sykes, President and Chief Executive Officer of the Company. The lease payments on the 20-year lease were negotiated at or below market rates, and the lease is cancellable at the option of the Company. The Company paid $0.5 million, $0.5 million and $0.4 million to the landlord during the years ended December 31, 2018, 2017 and 2016, respectively, under the terms of the lease.

During the year ended December 31, 2018, the Company contracted to receive services from XSell, an equity method investee, for $0.2 million.  There were no such transactions in 2017 or 2016. These related party transactions occurred in the normal course of business on terms and conditions that are similar to those of transactions with unrelated parties and, therefore, were measured at the exchange amount.

Schedule II — Valuation and Qualifying Accounts

Years ended December 31, 2018, 2017 and 2016:

(in thousands)	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Additions (Deductions) (1)	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2018	$2,958	323	$(185)	$3,096
Year ended December 31, 2017	2,925	63	(30)	2,958
Year ended December 31, 2016	3,574	89	(738)	2,925

Valuation allowance for net deferred tax assets:
Year ended December 31, 2018	$32,443	$(144)	$—	$32,299
Year ended December 31, 2017	30,221	2,222	—	32,443
Year ended December 31, 2016	30,065	156	—	30,221

Reserves for value added tax receivables:
Year ended December 31, 2018	$76	$—	$(4)	$72
Year ended December 31, 2017	77	—	(1)	76
Year ended December 31, 2016	283	(148)	(58)	77

(1)	Net write-offs and recoveries, including the effect of foreign currency translation.