Form 10-Q
period 2019-03-31
SYKES ENTERPRISES INC
filed 2019-05-07
CIK 1010612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for at least the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	SYKE	NASDAQ Stock Market, LLC

As of April 18, 2019, there were 42,564,853 outstanding shares of common stock.

Sykes Enterprises, Incorporated and Subsidiaries

Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$148,242	$128,697
Receivables, net	349,400	347,425
Prepaid expenses	19,339	23,754
Other current assets	18,591	16,761
Total current assets	535,572	516,637
Property and equipment, net	128,775	135,418
Operating lease right-of-use assets	218,057	—
Goodwill, net	303,920	302,517
Intangibles, net	170,277	174,031
Deferred charges and other assets	46,505	43,364
	$1,403,106	$1,171,967
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$28,809	$26,923
Accrued employee compensation and benefits	103,751	95,813
Income taxes payable	2,794	1,433
Deferred revenue and customer liabilities	27,077	30,176
Operating lease liabilities	45,636	—
Other accrued expenses and current liabilities	27,359	31,235
Total current liabilities	235,426	185,580
Long-term debt	93,000	102,000
Long-term income tax liabilities	23,975	23,787
Long-term operating lease liabilities	186,079	—
Other long-term liabilities	22,585	33,991
Total liabilities	561,065	345,358

Commitments and loss contingency (Note 13)

Shareholders' equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 200,000 shares authorized; 42,565 and 42,778 shares issued, respectively	426	428
Additional paid-in capital	287,347	286,544
Retained earnings	610,585	598,788
Accumulated other comprehensive income (loss)	(53,761)	(56,775)
Treasury stock at cost: 133 and 126 shares, respectively	(2,556)	(2,376)
Total shareholders' equity	842,041	826,609
	$1,403,106	$1,171,967

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2019	2018
Revenues	$402,925	$414,371
Operating expenses:
Direct salaries and related costs	261,728	275,072
General and administrative	104,680	102,440
Depreciation, net	13,897	14,836
Amortization of intangibles	4,286	4,213
Impairment of long-lived assets	1,582	3,526
Total operating expenses	386,173	400,087
Income from operations	16,752	14,284

Other income (expense):
Interest income	185	171
Interest (expense)	(1,178)	(1,206)
Other income (expense), net	610	155
Total other income (expense), net	(383)	(880)

Income before income taxes	16,369	13,404
Income taxes	4,682	2,456
Net income	$11,687	$10,948

Net income per common share:
Basic	$0.28	$0.26
Diluted	$0.28	$0.26

Weighted average common shares outstanding:
Basic	42,169	41,939
Diluted	42,299	42,232

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2019	2018
Net income	$11,687	$10,948
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of taxes	1,362	291
Unrealized gain (loss) on cash flow hedging instruments, net of taxes	1,672	(2,893)
Unrealized actuarial gain (loss) related to pension liability, net of taxes	(15)	(83)
Unrealized gain (loss) on postretirement obligation, net of taxes	(5)	(10)
Other comprehensive income (loss), net of taxes	3,014	(2,695)
Comprehensive income (loss)	$14,701	$8,253

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

Three Months Ended March 31, 2019 and 2018

(Unaudited)

	Common Stock		Additional		Accumulated Other
(in thousands)	Shares Issued	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2018	42,778	$428	$286,544	$598,788	$(56,775)	$(2,376)	$826,609
Cumulative effect of accounting change – adoption of ASC 842, Leases (Note 3)	—	—	—	110	—	—	110
Stock-based compensation expense	—	—	1,890	—	—	—	1,890
Issuance of common stock under equity award plans, net of forfeitures	(168)	(2)	182	—	—	(180)	—
Shares repurchased for tax withholding on equity awards	(45)	—	(1,269)	—	—	—	(1,269)
Comprehensive income (loss)	—	—	—	11,687	3,014	—	14,701
Balance at March 31, 2019	42,565	$426	$287,347	$610,585	$(53,761)	$(2,556)	$842,041

Balance at December 31, 2017	42,899	$429	$282,385	$546,843	$(31,104)	$(2,074)	$796,479
Cumulative effect of accounting change – adoption of ASC 606, Revenues (Note 2)	—	—	—	3,019	—	—	3,019
Stock-based compensation expense	—	—	2,077	—	—	—	2,077
Issuance of common stock under equity award plans, net of forfeitures	18	—	59	—	—	(59)	—
Shares repurchased for tax withholding on equity awards	(118)	(1)	(3,681)	—	—	—	(3,682)
Comprehensive income (loss)	—	—	—	10,948	(2,695)	—	8,253
Balance at March 31, 2018	42,799	$428	$280,840	$560,810	$(33,799)	$(2,133)	$806,146

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2019	2018
Cash flows from operating activities:
Net income	$11,687	$10,948
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,957	14,964
Amortization of intangibles	4,286	4,213
Amortization of deferred grants	(95)	(181)
Impairment losses	1,582	3,526
Unrealized foreign currency transaction (gains) losses, net	573	194
Stock-based compensation expense	1,890	2,077
Deferred income tax provision (benefit)	530	584
Unrealized (gains) losses and premiums on financial instruments, net	(494)	168
Amortization of deferred loan fees	69	67
Other	263	150
Changes in assets and liabilities, net of acquisitions:
Receivables, net	(2,320)	(2,120)
Prepaid expenses	1,103	(134)
Other current assets	(359)	665
Deferred charges and other assets	(1,961)	(1,496)
Accounts payable	(15)	(4,413)
Income taxes receivable / payable	1,664	(1,622)
Accrued employee compensation and benefits	6,866	(1,832)
Other accrued expenses and current liabilities	2,179	3,766
Deferred revenue and customer liabilities	(3,507)	(2,976)
Other long-term liabilities	198	2,071
Operating lease assets and liabilities	1,207	—
Net cash provided by operating activities	39,303	28,619
Cash flows from investing activities:
Capital expenditures	(5,696)	(13,258)
Cash paid for business acquisitions, net of cash acquired	(61)	—
Purchase of intangible assets	—	(7,505)
Other	26	2
Net cash (used for) investing activities	(5,731)	(20,761)

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Continued)

	Three Months Ended March 31,
(in thousands)	2019	2018
Cash flows from financing activities:
Payments of long-term debt	(9,000)	(175,000)
Shares repurchased for tax withholding on equity awards	(1,269)	(3,682)
Cash paid for loan fees related to long-term debt	(1,091)	—
Other	(6)	20
Net cash (used for) financing activities	(11,366)	(178,662)
Effects of exchange rates on cash, cash equivalents and restricted cash	(862)	(332)
Net increase (decrease) in cash, cash equivalents and restricted cash	21,344	(171,136)
Cash, cash equivalents and restricted cash – beginning	130,231	344,805
Cash, cash equivalents and restricted cash – ending	$151,575	$173,669

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$946	$1,042
Cash paid during period for income taxes	$2,862	$4,754
Non-cash transactions:
Property and equipment additions in accounts payable	$3,669	$4,430
Unrealized gain (loss) on postretirement obligation, net of taxes, in accumulated other comprehensive income (loss)	$(5)	$(10)
Shares repurchased for tax withholding on equity awards included in current liabilities	$102	$357

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2019 and 2018

(Unaudited)

Note 1. Overview and Basis of Presentation

Business — Sykes Enterprises, Incorporated and consolidated subsidiaries (“SYKES” or the “Company”) is a leading provider of multichannel demand generation and global customer engagement services. SYKES provides differentiated full lifecycle customer engagement solutions and services primarily to Global 2000 companies and their end customers, principally within the financial services, communications, technology, transportation & leisure, healthcare and other industries. SYKES primarily provides customer engagement solutions and services with an emphasis on inbound multichannel demand generation, customer service and technical support to its clients’ customers. Utilizing SYKES’ integrated onshore/offshore global delivery model, SYKES provides its services through multiple communication channels including phone, e-mail, social media, text messaging, chat and digital self-service. SYKES also provides various enterprise support services in the United States that include services for its clients’ internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, SYKES also provides fulfillment services, which include order processing, payment processing, inventory control, product delivery and product returns handling. Additionally, through the Company’s acquisition of robotic processing automation (“RPA”) provider Symphony Ventures Ltd (“Symphony”) coupled with our investment in artificial intelligence (“AI”) through XSell Technologies, Inc. (“XSell”), the Company also provides a suite of solutions such as consulting, implementation, hosting and managed services that optimizes its differentiated full lifecycle management services platform. The Company has operations in two reportable segments entitled (1) the Americas, in which the client base is primarily companies in the United States that are using the Company’s services to support their customer management needs, which includes the United States, Canada, Latin America, Australia and the Asia Pacific Rim; and (2) EMEA, which includes Europe, the Middle East and Africa.

U.S. 2017 Tax Reform Act

On December 20, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Reform Act”) was approved by Congress and received presidential approval on December 22, 2017. In general, the 2017 Tax Reform Act reduced the U.S. federal corporate tax rate from 35% to 21%, effective in 2018. The 2017 Tax Reform Act moved from a worldwide business taxation approach to a participation exemption regime. The 2017 Tax Reform Act also imposed base-erosion prevention measures on non-U.S. earnings of U.S. entities, as well as a one-time mandatory deemed repatriation tax on accumulated non-U.S. earnings. The impact of the 2017 Tax Reform Act on the Company’s consolidated financial results began with the fourth quarter of 2017, the period of enactment. See Note 11, Income Taxes, for further information.

Acquisitions

Symphony Acquisition

On October 18, 2018, the Company, as guarantor, and its wholly-owned subsidiary, SEI International Services S.a.r.l, a Luxembourg company, entered into the Symphony Purchase Agreement with Pascal Baker, Ian Barkin, David Brain, David Poole, FIS Nominee Limited, Baronsmead Venture Trust plc and Baronsmead Second Venture Trust plc (together, the “Symphony Sellers”) to acquire all of the outstanding shares of Symphony.

Symphony, headquartered in London, England, provides RPA services, offering RPA consulting, implementation, hosting and managed services for front, middle and back-office processes. Symphony serves numerous industries globally, including financial services, healthcare, business services, manufacturing, consumer products, communications, media and entertainment.

The aggregate purchase price was GBP 52.5 million ($67.6 million), of which the Company paid GBP 44.6 million ($57.6 million) at the closing of the transaction on November 1, 2018 using cash on hand as well as $31.0 million of additional borrowings under the Company’s credit agreement. The acquisition date present value of the remaining GBP 7.9 million ($10.0 million) of purchase price has been deferred and will be paid in equal installments over three years, on or around November 1, 2019, 2020 and 2021. The Symphony Purchase Agreement also provides for a three-year, retention based earnout payable in restricted stock units (“RSUs”) with a value of GBP 3.0 million.

Subsequent to the finalization of the working capital adjustments during the three months ended March 31, 2019, the purchase price was adjusted to GBP 52.4 million ($67.5 million). The acquisition resulted in $26.1 million of intangible assets, primarily customer relationships and trade names, $2.2 million of fixed assets and $36.2 million of goodwill.

The Symphony Purchase Agreement contains customary representations and warranties, indemnification obligations and covenants.

The Company accounted for the Symphony acquisition in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”), whereby the purchase price paid was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the closing date. Certain amounts are provisional and are subject to change, including the tax analysis of the assets acquired and liabilities assumed and goodwill.  The Company expects to complete its analysis of the purchase price allocation during the fourth quarter of 2019 and any resulting adjustments will be recorded in accordance with ASC 805.

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

The aggregate purchase price of AUD 30.2 million ($22.4 million) was paid at the closing of the transaction on July 9, 2018. Subsequent to the finalization of the working capital adjustments during the three months ended March 31, 2019, the purchase price was adjusted to AUD 30.3 million ($22.5 million). The acquisition resulted in $16.5 million of intangible assets, primarily indefinite-lived domain names, $2.4 million of fixed assets and $2.5 million of goodwill. The purchase price was funded through $22.0 million of additional borrowings under the Company’s credit agreement. The WhistleOut Sale Agreement provides for a three-year, retention based earnout of AUD 14.0 million.

The WhistleOut Sale Agreement contained customary representations and warranties, indemnification obligations and covenants.

The Company accounted for the WhistleOut acquisition in accordance with ASC 805, whereby the purchase price paid was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the closing date. Certain amounts are provisional and are subject to change, including the tax analysis of the assets acquired and liabilities assumed and goodwill. The Company expects to complete its analysis of the purchase price allocation during the second quarter of 2019 and any resulting adjustments will be recorded in accordance with ASC 805.

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2019. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (“SEC”) on February 26, 2019.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets that sum to the amounts reported in the Condensed Consolidated Statements of Cash Flows (in thousands):

	March 31, 2019	December 31, 2018	March 31, 2018	December 31, 2017
Cash and cash equivalents	$148,242	$128,697	$172,590	$343,734
Restricted cash included in "Other current assets"	1,960	149	154	154
Restricted cash included in "Deferred charges and other assets"	1,373	1,385	925	917
	$151,575	$130,231	$173,669	$344,805

Investments in Equity Method Investees — In July 2017, the Company made a strategic investment of $10.0 million in XSell for 32.8% of XSell’s preferred stock. The Company is incorporating XSell’s machine learning and AI algorithms into its business. The Company believes this will increase the sales performance of its agents to drive revenue for its clients, improve the experience of the Company’s clients’ end customers and enhance brand loyalty, reduce the cost of customer care and leverage analytics and machine learning to source the best agents and improve their performance.

The Company’s net investment in XSell of $9.0 million and $9.2 million was included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2019 and December 31, 2018, respectively.  The Company’s investment was paid in two installments of $5.0 million, one in July 2017 and one in August 2018. The Company’s proportionate share of XSell’s net (loss) of $(0.2) million and $(0.1) million for the three months ended March 31, 2019 and 2018, respectively, was included in “Other income (expense), net” in the accompanying Condensed Consolidated Statements of Operations.

As of March 31, 2019 and December 31, 2018, the Company did not identify any instances where the carrying values of its equity method investments were not recoverable.

Customer-Acquisition Advertising Costs — The Company’s advertising costs are expensed as incurred. Total advertising costs included in the accompanying Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Customer-acquisition advertising costs included in "Direct salaries and related costs"	$12,104	$9,967
Customer-acquisition advertising costs included in "General and administrative"	18	27

Reclassifications — Certain balances in the prior period have been reclassified to conform to current period presentation.

New Accounting Standards Not Yet Adopted

Fair Value Measurements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). These amendments remove, modify or add certain disclosure requirements for fair value measurements.  These amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Certain of the amendments will be applied prospectively in the initial year of adoption while the remainder are required to be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. The Company does not expect its adoption of ASU 2018-13 to have a material impact on its disclosures and does not expect to early adopt the standard.

Retirement Benefits

In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans - General (Subtopic 715-20) – Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”). These amendments remove, modify or add certain disclosure requirements for defined benefit plans.  These amendments are effective for fiscal years ending after December 15, 2020, with early adoption permitted.  The Company does not expect its adoption of ASU 2018-14 to have a material impact on its financial condition, results of operations, cash flows or disclosures and does not expect to early adopt the standard.

Cloud Computing

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) – Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). These amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. These amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early application permitted in any interim period after issuance of this update.  The amendments should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption.  The Company does not expect its adoption of ASU 2018-15 to have a material impact on its financial condition, results of operations, cash flows or disclosures and does not expect to early adopt the standard.

Financial Instruments – Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). These amendments require measurement and recognition of expected versus incurred credit losses for financial assets held. In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses (“ASU 2018-19”). These amendments clarify that receivables arising from operating leases are accounted for using the lease guidance in ASC 842, Leases, and not as financial instruments. These amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company expects ASU 2016-13 to apply to its trade receivables but does not expect the adoption of the amendments to have a material impact on its financial condition, results of operations or cash flows because credit losses associated from trade receivables have historically been insignificant. Additionally, the Company does not anticipate early adopting ASU 2016-13.

Codification Improvements – Financial Instruments – Credit Losses, Derivatives and Hedging, and Financial Instruments

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”). These amendments clarify new standards on credit losses, hedging and recognizing and measuring financial instruments and address implementation issues stakeholders have raised. The credit losses and hedging amendments have the same effective dates as the respective standards, unless an entity has already adopted the standards. The amendments related to recognizing and measuring financial instruments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the timing of its adoption of ASU 2019-04 but does not expect a material impact on its financial condition, results of operations, cash flows or disclosures.

New Accounting Standards Recently Adopted

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) and subsequent amendments (together, “ASC 842”). These amendments require the recognition of lease assets and lease liabilities on the balance sheet by lessees for those leases classified as operating leases under ASC 840, Leases (“ASC 840”). These amendments also require qualitative disclosures along with specific quantitative disclosures. These amendments are effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted.  Entities have the option to either apply the amendments (1) at the beginning of the earliest period presented using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements or (2) at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption without the need to restate prior periods. There are also certain optional practical expedients that an entity may elect to apply. The Company adopted ASC 842 as of January 1, 2019 using a modified retrospective transition, with the cumulative-effect adjustment to the opening balance of retained earnings as of the effective date. Periods prior to January 1, 2019 have not been restated.

See Note 3, Leases, for further details as well as the Company’s significant accounting policy for leases.

Derivatives and Hedging

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815) – Targeted Improvements to Accounting for Hedge Activities (“ASU 2017-12”). These amendments help simplify certain aspects of hedge accounting and better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results.  For cash flow and net investment hedges as of the adoption date, the guidance requires a modified retrospective approach. The amended presentation and disclosure guidance is required only prospectively.  These amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early application permitted in any interim period after issuance of this update.  The adoption of ASU 2017-12 on January 1, 2019 did not have a material impact on the financial condition, results of operations, cash flows or disclosures of the Company.  No cumulative-effect adjustment was recorded to opening retained earnings on the date of adoption as there was no ineffectiveness previously recorded in retained earnings that would have been included in other comprehensive income if the new guidance had been applied since hedge inception. Upon adoption of ASU 2017-12, the Company elected the spot method for assessing the effectiveness of net investment hedges and will record the amortization of excluded components of net investment hedges in “Other income (expense), net” in its consolidated financial statements.

Note 2. Revenues

On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers (“ASC 606”) which included ASU 2014-09 and all related amendments, using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018.

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

Revenue from Contracts with Customers

The Company recognizes revenues in accordance with ASC 606, whereby revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those goods or services.

Customer Engagement Solutions and Services

The Company provides customer engagement solutions and services with an emphasis on inbound multichannel demand generation, customer service and technical support to its clients’ customers. These services are delivered through multiple communication channels including phone, e-mail, social media, text messaging, chat and digital self-service. Revenues for customer engagement solutions and services are recognized over time using output methods such as a per minute, per hour, per call, per transaction or per time and materials basis.

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

In total, other revenues are immaterial, representing 1.8% and 0.5% of the Company’s consolidated total revenues for the three months ended March 31, 2019 and 2018, respectively.

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

The following table represents revenues from contracts with customers disaggregated by service type and by the reportable segment for each category (in thousands):

	Three Months Ended March 31,
	2019	2018
Americas:
Customer engagement solutions and services	$324,562	$340,422
Other revenues	215	299
Total Americas	324,777	340,721
EMEA:
Customer engagement solutions and services	70,997	71,671
Other revenues	7,131	1,956
Total EMEA	78,128	73,627
Other:
Other revenues	20	23
Total Other	20	23
	$402,925	$414,371

Trade Accounts Receivable

The Company’s trade accounts receivable, net, consists of the following (in thousands):

	March 31, 2019	December 31, 2018
Trade accounts receivable, net, current (1)	$337,502	$335,377
Trade accounts receivable, net, noncurrent (2)	18,270	15,948
	$355,772	$351,325

(1) Included in “Receivables, net” in the accompanying Condensed Consolidated Balance Sheets.

(2) Included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets.

The Company’s noncurrent trade accounts receivable result from contracts with customers that include renewal provisions, as well as a contract with a customer under a multi-year arrangement.

Deferred Revenue and Customer Liabilities

Deferred revenue and customer liabilities consists of the following (in thousands):

	March 31, 2019	December 31, 2018
Deferred revenue	$3,381	$3,655
Customer arrangements with termination rights	15,992	16,404
Estimated refund liabilities	7,704	10,117
	$27,077	$30,176

Deferred Revenue

The Company receives up-front fees in connection with certain contracts. In accordance with ASC 606, the up-front fees are recorded as a contract liability only to the extent a legally enforceable contract exists.  Accordingly, the up-front fees allocated to the notification period, typically varying periods up to 180 days, are recorded as deferred revenue, while the fees that extend beyond the notification period are classified as a customer arrangement with termination rights.

Revenues of $3.1 million and $3.9 million were recognized during the three months ended March 31, 2019 and 2018, respectively, from amounts included in deferred revenue at December 31, 2018 and January 1, 2018, respectively.  The Company expects to recognize the majority of its deferred revenue as of March 31, 2019 over the next 180 days.

Customer Liabilities – Customer Arrangements with Termination Rights

The majority of the Company’s contracts include termination for convenience or without cause provisions allowing either party to cancel the contract without substantial cost or penalty within a defined notification period (“termination rights”). Customer arrangements with termination rights represent the amount of up-front fees received for unsatisfied performance obligations for periods that extend beyond the legally enforceable contract period. All customer arrangements with termination rights are classified as current as the customer can terminate the contracts and demand pro-rata refunds of the up-front fees over varying periods, typically up to 180 days. The Company expects to recognize the majority of the customer arrangements with termination rights into revenue as the Company has not historically experienced a high rate of contract terminations.

Customer Liabilities – Estimated Refund Liabilities

Estimated refund liabilities represent consideration received under the contract that the Company expects to ultimately refund to the customer and primarily relates to estimated penalties, holdbacks and chargebacks.  Penalties and holdbacks result from the failure to meet specified minimum service levels in certain contracts and other performance-based contingencies.  Chargebacks reflect the right of certain of the Company’s clients to chargeback accounts that do not meet certain requirements for specified periods after a sale has occurred. Estimated refund liabilities are generally resolved in 180 days, once it is determined whether the requisite service levels and client requirements were achieved to settle the contingency.

Note 3. Leases

Adoption of ASC 842, Leases

On January 1, 2019, the Company adopted ASC 842, which includes ASU 2016-02 and all related amendments, using the modified retrospective method and recognized a cumulative-effect adjustment to the opening balance of retained earnings at the date of adoption. Results for reporting periods beginning after January 1, 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting for leases under ASC 840.

The adoption of ASC 842 on January 1, 2019 had a material impact on the Company’s Condensed Consolidated Balance Sheet, resulting in the recognition of $225.3 million of right-of-use ("ROU") assets, $239.3 million of operating lease liabilities, a $0.1 million increase to opening retained earnings, as well as $14.1 million primarily related to the derecognition of net straight-line lease liabilities. The retained earnings adjustment was due to the cumulative impact of adopting ASC 842, primarily resulting from the derecognition of embedded lease derivatives, the difference between deferred rent balances and the net of ROU assets and lease liabilities and the deferred tax impact.

The impact of the adoption of ASC 842 to the Company’s Condensed Consolidated Statement of Operations for the three months ended March 31, 2019 was not material.  The Company’s net cash provided by operating activities for the three months ended March 31, 2019 did not change due to the adoption of ASC 842.

Practical Expedients

The Company elected the following practical expedients:

•

The package of transitional practical expedients, consistently applied to all leases, that permits the Company to not reassess whether any expired or existing contracts are or contain leases, the historical lease classification for any expired or existing leases and initial direct costs for any expired or existing leases; and

•

The practical expedient that permits the Company to make an accounting policy election (by class of underlying asset) to account for each separate lease component of a contract and its associated non-lease components as a single lease component for all leases entered into or modified after the January 1, 2019 adoption date.

Accounting Policy

In determining whether a contract contains a lease, the Company assesses whether the arrangement meets all three of the following criteria: 1) there is an identified asset; 2) the Company has the right to obtain substantially all the economic benefits from use of the identified asset; and 3) the Company has the right to direct the use of the identified asset. This involves evaluating whether the Company has the right to operate the asset or to direct others to operate the asset in a manner that it determines without the supplier having the right to change those operating instructions, as well as evaluating the Company’s involvement in the design of the asset.

The Company capitalizes operating lease obligations with terms in excess of twelve months as ROU assets with corresponding lease liabilities on its balance sheet.  Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term, and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Additionally, the ROU asset is adjusted for lease incentives, prepaid lease payments and initial direct costs. Operating lease expense is recognized on a straight-line basis over the lease term.

The Company has lease agreements with lease and non-lease components, such as real estate taxes, insurance, common area maintenance and other operating costs.  Lease and non-lease components are generally accounted for as a single component to the extent that the costs are fixed per the arrangement. The Company has applied this accounting policy to all asset classes. To the extent that the non-lease components are not fixed per the arrangement, these costs are treated as variable lease costs and expensed as incurred.

Certain of the Company’s lease agreements include rental payments that adjust periodically based on an index or rate, generally the applicable Consumer Price Index (“CPI”). The operating lease liability is measured using the prevailing index or rate at the measurement date (i.e., the commencement date); however, the most recent CPI in effect as of January 1, 2019 was used to effectuate the adoption of ASC 842. Incremental payments due to changes to the index- and rate-based lease payments are treated as variable lease costs and expensed as incurred.

For purposes of calculating operating lease liabilities, the lease term includes options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The primary factors used to estimate whether an option to extend a lease term will be exercised or not generally include the extent of the Company’s capital investment, employee recruitment potential and operational cost and flexibility.

In determining the present value of lease payments, the Company typically uses incremental borrowing rates based on information available at the lease commencement date. The incremental borrowing rate is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company’s incremental borrowing rate is estimated using a synthetic credit rating model and forward currency exchange rates, as applicable.

Payments on leases with an initial term of 12 months or less are recognized in the accompanying Condensed Consolidated Statements of Operations on a straight-line basis over the lease term.

The ROU asset is evaluated for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360, Property, Plant and Equipment. A loss is recognized when the ROU asset is impaired in connection with the impairment of a site’s assets due to economic or other factors.  When the ROU asset is impaired, it is typically amortized on a straight-line basis over the shorter of the remaining lease term or its useful life, and the related operating lease would no longer qualify for straight-line treatment of total lease expense.

Leases

The Company primarily leases facilities for its corporate headquarters, many of its customer engagement centers, several regional support offices and data centers. These leases are classified as operating leases and are included in “Operating lease right-of-use assets,” “Operating lease liabilities” and “Long-term operating lease liabilities” in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2019. The Company has no finance leases.

Lease terms for the Company’s leases are generally three to 20 years with renewal options typically ranging from one month to five years and largely require the Company to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs in addition to a base or fixed rent. The Company's operating leases have remaining lease terms of one month to 13 years as of March 31, 2019.

The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.

The Company subleases certain of its facilities that have been abandoned before the expiration of the lease term.  Operating lease costs on abandoned facilities is reduced by sublease income and included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations. The Company’s sublease arrangements do not contain renewal options or restrictive covenants. The Company’s subleases have varying remaining lease terms extending through 2025, and future contractual sublease income is expected to be $10.6 million over the remaining lease terms.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense were as follows (in thousands):

	Statement of Operations Location	Three Months Ended March 31, 2019
Operating lease cost	Direct salaries and related costs	$75
Operating lease cost	General and administrative	14,807
Short-term lease cost	General and administrative	423
Variable lease cost	Direct salaries and related costs	2
Variable lease cost	General and administrative	1,037
Sublease income	General and administrative	(428)
		$15,916

Supplemental cash flow information related to leases was as follows (in thousands):

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of operating lease liabilities - operating cash flows	$13,146
Right-of-use assets obtained in exchange for new operating lease liabilities	6,581

Additional supplemental information related to leases was as follows:

March 31, 2019
Weighted average remaining lease term of operating leases	5.6 years
Weighted average discount rate of operating leases	3.8%

Maturities of operating lease liabilities as of March 31, 2019 were as follows (in thousands):

Amount
2019 (remaining nine months)	$39,922
2020	54,912
2021	48,369
2022	37,324
2023	24,170
2024 and thereafter	54,043
Total future lease payments	258,740
Less: Imputed interest	27,025
Present value of future lease payments	231,715
Less: Operating lease liabilities	45,636
Long-term operating lease liabilities	$186,079

As of March 31, 2019, the Company had additional operating leases for customer engagement centers that had not yet commenced with future lease payments of $2.0 million. These operating leases will commence during the second quarter of 2019 with lease terms between 2 and 5 years.

Disclosures related to periods prior to adoption of ASC 842

Rental expense under operating leases, primarily included in “General and administrative” in the accompanying Condensed Consolidated Statement of Operations, for the three months ended March 31, 2018 was $16.0 million.

The following is a schedule of future minimum rental payments required under operating leases that had noncancelable lease terms as of December 31, 2018 under ASC 840 (in thousands):

Amount
2019	$53,071
2020	48,770
2021	43,324
2022	34,063
2023	22,583
2024 and thereafter	51,456
$253,267

Note 4. Costs Associated with Exit or Disposal Activities

During the first quarter of 2019, the Company initiated a restructuring plan to simplify and refine its operating model in the U.S. (the “Americas 2019 Exit Plan”), in part to improve agent attrition and absenteeism. The Americas 2019 Exit Plan includes, but is not limited to, closing customer contact management centers, consolidating leased space in various locations in the U.S. and management reorganization. The Company anticipates finalizing these actions by December 31, 2019.

During the second quarter of 2018, the Company initiated a restructuring plan to manage and optimize capacity utilization, which included closing customer contact management centers and consolidating leased space in various locations in the U.S. and Canada (the “Americas 2018 Exit Plan”). The Company finalized the remainder of the site closures under the Americas 2018 Exit Plan as of December 2018, resulting in a reduction of 5,000 seats.

The Company’s actions under both the Americas 2018 and 2019 Exit Plans are anticipated to result in general and administrative cost savings, and lower depreciation expense.

The cumulative costs expected and incurred to date related to cash and non-cash expenditures resulting from the Americas 2018 Exit Plan and the Americas 2019 Exit Plan are outlined below as of March 31, 2019 (in thousands):

	Americas 2018 Exit Plan	Americas 2019 Exit Plan
	Cumulative Costs Incurred To Date	Costs Expected To Be Incurred	Cumulative Costs Incurred To Date	Expected Remaining Costs
Lease obligations and facility exit costs (1)	$7,073	$85	$—	$85
Severance and related costs (2)	3,429	213	7	206
Severance and related costs (1)	1,054	1,744	1,090	654
Non-cash impairment charges	5,875	1,582	1,582	—
Other non-cash charges	—	80	—	80
	$17,431	$3,704	$2,679	$1,025

(1) Included in “General and administrative” costs.

(2) Included in “Direct salaries and related costs.”

The Company has paid a total of $10.0 million in cash through March 31, 2019, of which $9.9 million related to the Americas 2018 Exit Plan and $0.1 million related to the Americas 2019 Exit Plan.

The following table summarizes the accrued liability and related charges for the three months ended March 31, 2019 (none in 2018) (in thousands):

	Americas 2018 Exit Plan			Americas 2019 Exit Plan
	Lease Obligations and Facility Exit Costs	Severance and Related Costs	Total	Severance and Related Costs
Balance at the beginning of the period	$1,769	$817	$2,586	$—
Charges included in "Direct salaries and related costs"	—	—	—	7
Charges (reversals) included in "General and administrative"	(4)	19	15	1,090
Cash payments	(265)	(341)	(606)	(57)
Balance sheet reclassifications (1)	(1,338)	—	(1,338)	—
Balance at the end of the period	$162	$495	$657	$1,040

(1) Consists of the reclassification from the restructuring liability to “Operating lease liabilities” and “Long-term operating lease liabilities” upon adoption of ASC 842 on January 1, 2019.

Restructuring Liability Classification

The following table summarizes the Company’s short-term and long-term accrued liabilities associated with the Americas 2018 Exit Plan (in thousands):

	Americas 2018 Exit Plan		Americas 2019 Exit Plan
	March 31, 2019	December 31, 2018	March 31, 2019
Lease obligations and facility exit costs:
Included in "Accounts payable"	$—	$100	$—
Included in "Other accrued expenses and current liabilities"	93	952	—
Included in "Other long-term liabilities"	69	717	—
	162	1,769	—
Severance and related costs:
Included in "Accrued employee compensation and benefits"	489	793	1,038
Included in "Other accrued expenses and current liabilities"	6	24	2
	495	817	1,040
	$657	$2,586	$1,040

The long-term accrued restructuring liability relates to variable costs associated with future rent obligations to be paid through the remainder of the lease terms, the last of which ends in June 2021.

Note 5. Fair Value

ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) defines fair value and establishes a framework for measuring fair value. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Additionally, ASC 820 requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for how these assets and liabilities must be grouped, based on significant levels of observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. This hierarchy requires the use of observable market data when available. These two types of inputs have created the following fair value hierarchy:

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

The following describes the valuation methodologies used by the Company to measure assets and liabilities at fair value on a recurring basis, including an indication of the level in the fair value hierarchy in which each asset or liability is generally classified, if applicable.

Cash, Short-Term and Other Investments and Accounts Payable — The carrying values for cash, short-term and other investments and accounts payable approximate their fair values.

Long-Term Debt — The carrying value of long-term debt approximates its estimated fair value as the debt bears interest based on variable market rates, as outlined in the debt agreement.

Foreign Currency Contracts — The Company enters into foreign currency forward contracts and options over the counter and values such contracts, including premiums paid on options, at fair value using quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current market and model assumptions, including adjustments for credit risk. The key inputs include forward or option foreign currency exchange rates and interest rates. These items are classified in Level 2 of the fair value hierarchy.

Embedded Derivatives — Prior to the adoption of ASC 842, the Company had embedded derivatives within certain hybrid lease agreements that were bifurcated from the host contract and valued such contracts at fair value using significant unobservable inputs, which are classified in Level 3 of the fair value hierarchy.  These unobservable inputs included expected cash flows associated with the lease, currency exchange rates on the day of commencement, as well as forward currency exchange rates, the results of which were adjusted for credit risk. These items were classified in Level 3 of the fair value hierarchy. See Note 3, Leases, and Note 7, Financial Derivatives, for further information.

Investments Held in Rabbi Trust — The investment assets of the rabbi trust are valued using quoted market prices in active markets, which are classified in Level 1 of the fair value hierarchy. For additional information about the deferred compensation plan, refer to Note 8, Investments Held in Rabbi Trust.

The Company's assets and liabilities measured at fair value on a recurring basis subject to the requirements of ASC 820 consist of the following (in thousands):

		Fair Value Measurements Using:
	Balance at	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2019	Level 1	Level 2	Level 3
Assets:
Foreign currency contracts (1)	$1,320	$—	$1,320	$—
Equity investments held in rabbi trust for the Deferred Compensation Plan (2)	8,580	8,580	—	—
Debt investments held in rabbi trust for the Deferred Compensation Plan (2)	4,495	4,495	—	—
	$14,395	$13,075	$1,320	$—
Liabilities:
Foreign currency contracts (1)	$938	$—	$938	$—
	$938	$—	$938	$—

		Fair Value Measurements Using:
	Balance at	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2018	Level 1	Level 2	Level 3
Assets:
Foreign currency contracts (1)	$1,068	$—	$1,068	$—
Embedded derivatives (1)	10	—	—	10
Equity investments held in rabbi trust for the Deferred Compensation Plan (2)	8,075	8,075	—	—
Debt investments held in rabbi trust for the Deferred Compensation Plan (2)	3,367	3,367	—	—
	$12,520	$11,442	$1,068	$10
Liabilities:
Foreign currency contracts (1)	$2,895	$—	$2,895	$—
Embedded derivatives (1)	369	—	—	369
	$3,264	$—	$2,895	$369

(1) See Note 7, Financial Derivatives, for the classification in the accompanying Condensed Consolidated Balance Sheets.

(2) Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheets.  See Note 8, Investments Held in Rabbi Trust.

Reconciliations of Fair Value Measurements Categorized within Level 3 of the Fair Value Hierarchy

Embedded Derivatives in Lease Agreements

A rollforward of the net asset (liability) activity in the Company’s fair value of the embedded derivatives is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Balance at the beginning of the period	$(359)	$(527)
Derecognition of embedded derivatives (1)	359	—
Gains (losses) recognized in "Other income (expense), net"	—	87
Settlements	—	42
Effect of foreign currency	—	(11)
Balance at the end of the period	$—	$(409)
Change in unrealized gains (losses) included in "Other income (expense), net" related to embedded derivatives held at the end of the period	$—	$87

(1) Decrecognition upon adoption of ASC 842 on January 1, 2019. See Note 3, Leases, for more information.

Non-Recurring Fair Value

Certain assets, under certain conditions, are measured at fair value on a nonrecurring basis utilizing Level 3 inputs, including goodwill, intangible assets, long-lived assets, ROU assets and equity method investments. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if these assets were determined to be impaired. The adjusted carrying values for assets measured at fair value on a nonrecurring basis (no liabilities) subject to the requirements of ASC 820 were not material at March 31, 2019 and December 31, 2018.

The following table summarizes the total impairment losses related to nonrecurring fair value measurements of certain assets (no liabilities) subject to the requirements of ASC 820 (in thousands):

	Three Months Ended March 31,
	2019	2018
Americas:
Property and equipment, net	$(343)	$(3,526)
Operating lease right-of-use assets	(1,239)	—
	$(1,582)	$(3,526)

In connection with the closure of certain under-utilized customer contact management centers and the consolidation of leased space in the U.S. and Canada, the Company recorded impairment charges of $1.6 million and $3.5 million during the three months ended March 31, 2019 and 2018, respectively, related to the exit of leased facilities as well as leasehold improvements, equipment, furniture and fixtures which were not recoverable.

Note 6. Goodwill and Intangible Assets

Intangible Assets

The following table presents the Company’s purchased intangible assets as of March 31, 2019 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Intangible assets subject to amortization:
Customer relationships	$190,343	$(110,232)	$80,111	10
Trade names and trademarks	19,313	(11,175)	8,138	8
Non-compete agreements	2,760	(1,950)	810	3
Content library	506	(506)	—	2
Proprietary software	1,040	(760)	280	4
Intangible assets not subject to amortization:
Domain names	80,938	—	80,938	N/A
	$294,900	$(124,623)	$170,277	5

The following table presents the Company’s purchased intangible assets as of December 31, 2018 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Intangible assets subject to amortization:
Customer relationships	$189,697	$(106,502)	$83,195	10
Trade names and trademarks	19,236	(10,594)	8,642	8
Non-compete agreements	2,746	(1,724)	1,022	3
Content library	517	(517)	—	2
Proprietary software	1,040	(725)	315	4
Intangible assets not subject to amortization:
Domain names	80,857	—	80,857	N/A
	$294,093	$(120,062)	$174,031	5

The Company’s estimated future amortization expense for the succeeding years relating to the purchased intangible assets resulting from acquisitions completed prior to March 31, 2019 is as follows (in thousands):

Years Ending December 31,	Amount
2019 (remaining nine months)	12,436
2020	14,052
2021	9,468
2022	8,169
2023	7,325
2024	7,080
2025 and thereafter	30,809

Goodwill

Changes in goodwill for the three months ended March 31, 2019 consisted of the following (in thousands):

	January 1, 2019	Acquisition- Related (1)	Effect of Foreign Currency	March 31, 2019
Americas	$255,436	$291	$953	$256,680
EMEA	47,081	(124)	283	47,240
	$302,517	$167	$1,236	$303,920

Changes in goodwill for the year ended December 31, 2018 consisted of the following (in thousands):

	January 1, 2018	Acquisition- Related (1)	Effect of Foreign Currency	December 31, 2018
Americas	$258,496	$2,175	$(5,235)	$255,436
EMEA	10,769	36,361	(49)	47,081
	$269,265	$38,536	$(5,284)	$302,517

(1) See Note 1, Overview and Basis of Presentation, for further information. The year ended December 31, 2018 includes the goodwill recorded upon acquisition, while the three months ended March 31, 2019 includes the impact of adjustments to acquired goodwill upon finalization of working capital adjustments.

The Company performs its annual goodwill impairment test during the third quarter, or more frequently if indicators of impairment exist.

For the annual goodwill impairment test, the Company elected to forgo the option to first assess qualitative factors and performed its annual quantitative goodwill impairment test as of July 31, 2018.  Under ASC 350, Intangibles – Goodwill and Other, the carrying value of assets is calculated at the reporting unit level. The quantitative assessment of goodwill includes comparing a reporting unit’s calculated fair value to its carrying value. The calculation of fair value requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. If the fair value of the reporting unit is less than its carrying value, goodwill is considered impaired and an impairment loss is recognized for the amount by which the carrying value exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit.

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

As of July 31, 2018, the Company concluded that goodwill was not impaired for all six of its reporting units with goodwill, based on generally accepted valuation techniques and the significant assumptions outlined above.  While the fair values of four of the six reporting units were substantially in excess of their carrying value, the Qelp B.V. (“Qelp”) and Clear Link Holdings, LLC (“Clearlink”) reporting units’ fair values exceeded the respective carrying values, although not substantially. Qelp and Clearlink were acquired by the Company in 2015 and 2016, respectively.

The Qelp and Clearlink reporting units are at risk of future impairment if projected operating results are not met or other inputs into the fair value measurement change.  However, as of March 31, 2019, the Company believes there were no indicators of impairment related to Qelp’s $10.0 million of goodwill and Clearlink’s $71.3 million of goodwill. Additionally, as of March 31, 2019, the Company noted no indicators of impairment related to Symphony’s $37.2 million of goodwill, recorded as a result of the acquisition on November 1, 2018.

Note 7. Financial Derivatives

Cash Flow Hedges – The Company has derivative assets and liabilities relating to outstanding forward contracts and options, designated as cash flow hedges, as defined under ASC 815, Derivatives and Hedging (“ASC 815”), consisting of Philippine Peso and Costa Rican Colon contracts. These foreign currency contracts are entered into to hedge the exposure to variability in the cash flows of a specific asset or liability, or of a forecasted transaction that is attributable to changes in exchange rates.

The deferred gains (losses) and related taxes on the Company’s cash flow hedges recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) in the accompanying Condensed Consolidated Balance Sheets were as follows (in thousands):

	March 31, 2019	December 31, 2018
Deferred gains (losses) in AOCI	$(163)	$(1,825)
Tax on deferred gains (losses) in AOCI	(29)	(39)
Deferred gains (losses) in AOCI, net of taxes	$(192)	$(1,864)
Deferred gains (losses) expected to be reclassified to "Revenues" from AOCI during the next twelve months	$(163)

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

Embedded Derivatives – The Company enters into certain lease agreements which require payments not denominated in the functional currency of any substantial party to the agreements. Prior to the adoption of ASC 842 on January 1, 2019, the foreign currency component of these contracts met the criteria under ASC 815 as embedded derivatives. The Company has determined that the embedded derivatives were not clearly and closely related to the economic characteristics and risks of the host contracts (lease agreements), and separate, stand-alone instruments with the same terms as the embedded derivative instruments would otherwise qualify as derivative instruments, thereby requiring separation from the lease agreements and recognition at fair value. Such instruments did not qualify for hedge accounting under ASC 815. The Company’s embedded derivatives were derecognized on January 1, 2019.

The Company had the following outstanding foreign currency forward contracts and options, and embedded derivatives (in thousands):

	March 31, 2019		December 31, 2018
Contract Type	Notional Amount in USD	Settle Through Date	Notional Amount in USD	Settle Through Date
Cash flow hedges:
Options:
US Dollars/Philippine Pesos	$17,250	December 2019	$26,250	December 2019
Forwards:
US Dollars/Philippine Pesos	21,000	September 2019	39,000	September 2019
US Dollars/Costa Rican Colones	46,000	December 2019	67,000	December 2019
Non-designated hedges:
Forwards	17,000	November 2021	19,261	November 2021
Embedded derivatives	—	—	14,069	April 2030

Master netting agreements exist with each respective counterparty to reduce credit risk by permitting net settlement of derivative positions. In the event of default by the Company or one of its counterparties, these agreements include a set-off clause that provides the non-defaulting party the right to net settle all derivative transactions, regardless of the currency and settlement date.  The maximum amount of loss due to credit risk that, based on gross fair value, the Company would incur if parties to the derivative transactions that make up the concentration failed to perform according to the terms of the contracts was $1.3 million and $1.1 million as of March 31, 2019 and December 31, 2018, respectively.  After consideration of these netting arrangements and offsetting positions by counterparty, the total net settlement amount as it relates to these positions are asset positions of $1.3 million and $1.1 million as of March 31, 2019 and December 31, 2018, respectively, and liability positions of $0.9 million and $2.9 million as of March 31, 2019 and December 31, 2018, respectively.

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

The following tables present the fair value of the Company’s derivative instruments included in the accompanying Condensed Consolidated Balance Sheets (in thousands):

		Derivative Assets
	Balance Sheet Location	March 31, 2019	December 31, 2018
Derivatives designated as cash flow hedging instruments:
Foreign currency contracts	Other current assets	$872	$1,038
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	161	30
Foreign currency contracts	Deferred charges and other assets	287	—
Embedded derivatives	Other current assets	—	10
Total derivative assets		$1,320	$1,078

		Derivative Liabilities
	Balance Sheet Location	March 31, 2019	December 31, 2018
Derivatives designated as cash flow hedging instruments:
Foreign currency contracts	Other accrued expenses and current liabilities	$864	$2,604
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other accrued expenses and current liabilities	74	247
Foreign currency contracts	Other long-term liabilities	—	44
Embedded derivatives	Other accrued expenses and current liabilities	—	8
Embedded derivatives	Other long-term liabilities	—	361
Total derivative liabilities		$938	$3,264

The following table presents the effect of the Company’s derivative instruments included in the accompanying condensed consolidated financial statements (in thousands):

		Three Months Ended March 31,
	Location of Gains (Losses) in Income	2019	2018
Revenues		$402,925	$414,371

Derivatives designated as cash flow hedging instruments:
Gains (losses) recognized in AOCI:
Foreign currency contracts		1,183	(2,696)
Gains (losses) reclassified from AOCI:
Foreign currency contracts	Revenues	(501)	243
Derivatives not designated as hedging instruments:
Gains (losses) recognized from foreign currency contracts	Other income (expense), net	(33)	(1,169)
Gains (losses) recognized from embedded derivatives	Other income (expense), net	—	87
		$(33)	$(1,082)

Note 8.  Investments Held in Rabbi Trust

The Company’s investments held in rabbi trust, classified as trading securities and included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheets, at fair value, consist of the following (in thousands):

	March 31, 2019		December 31, 2018
	Cost	Fair Value	Cost	Fair Value
Mutual funds	$9,368	$13,075	$8,864	$11,442

The mutual funds held in rabbi trust were 66% equity-based and 34% debt-based as of March 31, 2019. Net investment gains (losses) included in “Other income (expense), net” in the accompanying Condensed Consolidated Statements of Operations consists of the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Net realized gains (losses) from sale of trading securities	$61	$5
Dividend and interest income	29	25
Net unrealized holding gains (losses)	1,090	(55)
	$1,180	$(25)

Note 9. Borrowings

On February 14, 2019, the Company entered into a $500 million senior revolving credit facility (the “2019 Credit Agreement”) with a group of lenders, KeyBank National Association, as Administrative Agent, Swing Line Lender and Issuing Lender (“KeyBank”), the lenders named therein, and KeyBanc Capital Markets Inc. as Lead Arranger and Sole Book Runner. The 2019 Credit Agreement replaced the Company’s previous $440 million revolving credit facility dated May 12, 2015 (the “2015 Credit Agreement”), which agreement was terminated simultaneous with entering into the 2019 Credit Agreement. The 2019 Credit Agreement is subject to certain borrowing limitations and includes certain customary financial and restrictive covenants.

The 2019 Credit Agreement includes a $200 million alternate-currency sub-facility, a $15 million swingline sub-facility and a $15 million letter of credit sub-facility, and may be used for general corporate purposes including acquisitions, share repurchases, working capital support and letters of credit, subject to certain limitations. The Company is not currently aware of any inability of its lenders to provide access to the full commitment of funds that exist under the revolving credit facility, if necessary.  However, there can be no assurance that such facility will be available to the Company, even though it is a binding commitment of the financial institutions.

The 2019 Credit Agreement matures on February 14, 2024, and had outstanding borrowings of $93.0 million at March 31, 2019 and the 2015 Credit Agreement had outstanding borrowings of $102.0 million at December 31, 2018, included in “Long-term debt” in the accompanying Condensed Consolidated Balance Sheets.

Borrowings under the 2019 Credit Agreement bear interest at the rates set forth in the 2019 Credit Agreement. In addition, the Company is required to pay certain customary fees, including a commitment fee determined quarterly based on the Company’s leverage ratio and due quarterly in arrears as calculated on the average unused amount of the 2019 Credit Agreement.

The 2019 Credit Agreement is guaranteed by all the Company’s existing and future direct and indirect material U.S. subsidiaries and secured by a pledge of 100% of the non-voting and 65% of the voting capital stock of all the direct foreign subsidiaries of the Company and those of the guarantors.

In February 2019, the Company paid debt issuance costs of $1.1 million for the 2019 Credit Agreement, which is deferred and amortized over the term of the loan, along with the debt issuance costs of $0.3 million related to the 2015 Credit Agreement.

The following table presents information related to our credit agreements (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Average daily utilization	$96,000	$121,389
Interest expense (1)	$962	$1,001
Weighted average interest rate (1)	4.1%	3.4%

(1) Excludes the amortization of deferred loan fees and includes the commitment fee.

In January 2018, the Company repaid $175.0 million of long-term debt outstanding under its 2015 Credit Agreement, primarily using funds repatriated from its foreign subsidiaries.

Note 10. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) consist of the following (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Net Investment Hedge	Unrealized Gain (Loss) on Cash Flow Hedging Instruments	Unrealized Actuarial Gain (Loss) Related to Pension Liability	Unrealized Gain (Loss) on Postretirement Obligation	Total
Balance at January 1, 2018	$(36,315)	$1,046	$2,471	$1,574	$120	$(31,104)
Pre-tax amount	(22,158)	—	(4,287)	783	—	(25,662)
Tax (provision) benefit	—	—	84	47	—	131
Reclassification of (gain) loss to net income	—	—	6	(66)	(80)	(140)
Foreign currency translation	220	—	(138)	(82)	—	—
Balance at December 31, 2018	(58,253)	1,046	(1,864)	2,256	40	(56,775)
Pre-tax amount	1,346	—	1,183	—	—	2,529
Tax (provision) benefit	—	—	—	3	—	3
Reclassification of (gain) loss to net income	—	—	511	(24)	(5)	482
Foreign currency translation	16	—	(22)	6	—	—
Balance at March 31, 2019	$(56,891)	$1,046	$(192)	$2,241	$35	$(53,761)

The following table summarizes the amounts reclassified to net income from accumulated other comprehensive income (loss) and the associated line item in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,		Statements of Operations
	2019	2018	Location
Gain (loss) on cash flow hedging instruments: (1)
Pre-tax amount	$(501)	$243	Revenues
Tax (provision) benefit	(10)	7	Income taxes
Reclassification to net income	(511)	250
Actuarial gain (loss) related to pension liability: (2)
Pre-tax amount	21	15	Other income (expense), net
Tax (provision) benefit	3	3	Income taxes
Reclassification to net income	24	18
Gain (loss) on postretirement obligation: (2),(3)
Reclassification to net income	5	10	Other income (expense), net
	$(482)	$278

(1) See Note 7, Financial Derivatives, for further information.

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

Note 11. Income Taxes

The Company’s effective tax rates were 28.6% and 18.3% for the three months ended March 31, 2019 and 2018, respectively. The increase in the effective tax rate in 2019 compared to 2018 was primarily affected by shifts in earnings among the various jurisdictions in which the Company operates. Additionally, there was an overall unfavorable impact of $0.5 million from discrete adjustments, the majority of which related to the decrease in the amount of excess tax benefits from stock-based compensation recognized during the three months ended March 31, 2019 as compared to March 31, 2018. Several additional factors, none of which were individually material, also impacted the rate. The difference between the Company’s effective tax rate as compared to the U.S. statutory federal tax rate of 21.0% was primarily due to the aforementioned factors as well as the recognition of net tax benefits resulting from foreign tax rate differentials, income earned in certain tax holiday jurisdictions and tax credits, partially offset by the tax impact of permanent differences, state income and foreign withholding taxes.

The 2017 Tax Reform Act made significant changes to the Internal Revenue Code, including, but not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a participation exemption regime, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. The Company estimated its provision for income taxes in accordance with the 2017 Tax Reform Act and guidance available upon enactment, and as a result recorded $32.7 million as additional income tax expense in the fourth quarter of 2017, the period in which the legislation was signed into law. The $32.7 million estimate included the provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings of $32.7 million based on cumulative foreign earnings of $531.8 million and $1.0 million of foreign withholding taxes on certain anticipated distributions. The provisional tax expense was partially offset by a provisional benefit of $1.0 million related to the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future. The Company finalized the computation during the fourth quarter of 2018 and recorded a $0.2 million decrease during the year ended December 31, 2018 to the original provisional amount recorded.

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

The numbers of shares used in the earnings per share computation were as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Basic:
Weighted average common shares outstanding	42,169	41,939
Diluted:
Dilutive effect of stock appreciation rights, restricted stock, restricted stock units and shares held in rabbi trust	130	293
Total weighted average diluted shares outstanding	42,299	42,232
Anti-dilutive shares excluded from the diluted earnings per share calculation	115	9

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

There were no shares repurchased under the Company’s 2011 Share Repurchase Program during the three months ended March 31, 2019 and 2018.

Note 13. Commitments and Loss Contingency

Purchase Commitments

The Company enters into various purchase commitment agreements with third-party vendors in the ordinary course of business whereby the Company commits to purchase goods and services used in its normal operations. These agreements generally are not cancelable, range from one to five-year periods and may contain fixed or minimum annual commitments. Certain of these agreements allow for renegotiation of the minimum annual commitments.

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

The Company received a state audit assessment and is currently rebutting the position. The Company has determined that the likelihood of a liability is reasonably possible and developed a range of possible loss up to $1.3 million, net of federal benefit.

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

Note 14. Defined Benefit Pension Plan and Postretirement Benefits

Defined Benefit Pension Plans

The following table provides information about the net periodic benefit cost for the Company’s pension plans (in thousands):

	Three Months Ended March 31,
	2019	2018
Service cost	$98	$114
Interest cost	62	50
Recognized actuarial (gains)	(21)	(15)
	$139	$149

The Company’s service cost for its qualified pension plans was included in “Direct salaries and related costs” and “General and administrative” costs in its Condensed Consolidated Statements of Operations for the three months ended March 31, 3019 and 2018. The remaining components of net periodic benefit cost were included in “Other income (expense), net” in the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018.

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

	Three Months Ended March 31,
	2019	2018
401(k) plan contributions	$466	$459

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

	March 31, 2019	December 31, 2018
Postretirement benefit obligation	$10	$12
Unrealized gains (losses) in AOCI (1)	35	40

(1) Unrealized gains (losses) are due to changes in discount rates related to the postretirement obligation.

Note 15. Stock-Based Compensation

The Company’s stock-based compensation plans include the 2011 Equity Incentive Plan (the “2011 Plan”) for employees and certain non-employees, the Non-Employee Director Fee Plan for non-employee directors and the Deferred Compensation Plan for certain eligible employees. Stock-based award under these plans may consist of common stock, stock options, cash-settled or stock-settled stock appreciation rights, restricted stock and other stock-based awards.  The Company issues stock and uses treasury stock to satisfy stock option exercises or vesting stock awards. The methods and assumptions used in the determination of the fair value of stock-based awards are consistent with those described in the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The following table summarizes the stock-based compensation expense (primarily in the Americas) and income tax benefits related to the stock-based compensation, both plan and non-plan related (in thousands):

	Three Months Ended March 31,
	2019	2018
Stock-based compensation (expense) (1)	$(1,890)	$(2,077)
Income tax benefit (2)	454	498

(1) Included in "General and administrative" costs in the accompanying Condensed Consolidated Statements of Operations.

(2) Included in "Income taxes" in the accompanying Condensed Consolidated Statements of Operations.

During the three months ended March 31, 2019, the Company granted 338,732 performance-based restricted shares and 169,367 employment-based restricted stock units under the Company’s 2011 Plan, all at a weighted average grant-date fair value of $28.43 per share.

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

Information about the Company’s reportable segments is as follows (in thousands):

	Americas	EMEA	Other (1)	Consolidated
Three Months Ended March 31, 2019:
Revenues	$324,777	$78,128	$20	$402,925
Percentage of revenues	80.6%	19.4%	0.0%	100.0%
Depreciation, net	$11,507	$1,626	$764	$13,897
Amortization of intangibles	$3,438	$848	$—	$4,286
Income (loss) from operations	$30,068	$1,491	$(14,807)	$16,752
Total other income (expense), net			(383)	(383)
Income taxes			(4,682)	(4,682)
Net income				$11,687
Three Months Ended March 31, 2018:
Revenues	$340,721	$73,627	$23	$414,371
Percentage of revenues	82.2%	17.8%	0.0%	100.0%
Depreciation, net	$12,683	$1,411	$742	$14,836
Amortization of intangibles	$3,992	$221	$—	$4,213
Income (loss) from operations	$25,864	$4,639	$(16,219)	$14,284
Total other income (expense), net			(880)	(880)
Income taxes			(2,456)	(2,456)
Net income				$10,948

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

The following table represents a disaggregation of revenue from contracts with customers by geographic location and by the reportable segment for each category (in thousands):

	Three Months Ended March 31,
	2019	2018
Americas:
United States	$162,032	$171,446
The Philippines	56,078	60,086
Costa Rica	30,717	32,075
Canada	25,564	27,189
El Salvador	20,476	20,011
People's Republic of China	8,903	9,348
Australia	7,629	7,702
Mexico	6,557	6,318
Other	6,821	6,546
Total Americas	324,777	340,721
EMEA:
Germany	23,864	24,175
United Kingdom	16,885	13,347
Sweden	13,640	14,130
Romania	8,512	8,136
Other	15,227	13,839
Total EMEA	78,128	73,627
Total Other	20	23
	$402,925	$414,371

Revenues are attributed to countries based on location of customer, except for revenues for The Philippines, Costa Rica, the People’s Republic of China and India, which are primarily comprised of customers located in the U.S. but serviced by centers in those respective geographic locations.

Note 17. Other Income (Expense)

Other income (expense), net consists of the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Foreign currency transaction gains (losses)	$(176)	$1,448
Gains (losses) on derivative instruments not designated as hedges	(33)	(1,082)
Net investment gains (losses) on investments held in rabbi trust	1,180	(25)
Other miscellaneous income (expense)	(361)	(186)
	$610	$155

Note 18. Related Party Transactions

In January 2008, the Company entered into a lease for a customer engagement center located in Kingstree, South Carolina. The landlord, Kingstree Office One, LLC, is an entity controlled by John H. Sykes, the founder, former Chairman and former Chief Executive Officer of the Company and the father of Charles Sykes, President and Chief Executive Officer of the Company. The lease payments on the 20-year lease were negotiated at or below market rates, and the lease is cancellable at the option of the Company. The Company paid $0.1 million to the landlord during both the three months ended March 31, 2019 and 2018 under the terms of the lease.

During the three months ended March 31, 2019, the Company contracted to receive services from XSell, an equity method investee, for less than $0.1 million (none in 2018).  These related party transactions occurred in the normal course of business on terms and conditions that are similar to those of transactions with unrelated parties and, therefore, were measured at the exchange amount.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Sykes Enterprises, Incorporated

400 North Ashley Drive

Tampa, Florida

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries (the "Company") as of March 31, 2019, the related condensed consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the three-month periods ended March 31, 2019 and 2018, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2018, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

May 7, 2019

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report and the consolidated financial statements and notes in the Sykes Enterprises, Incorporated (“SYKES,” “our,” “we” or “us”) Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (“SEC”).

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

Executive Summary

We are a leading provider of multichannel demand generation and global comprehensive customer engagement services. We provide differentiated full lifecycle customer engagement solutions and services primarily to Global 2000 companies and their end customers, principally in the financial services, communications, technology, transportation & leisure, healthcare and other industries. Our differentiated full lifecycle management services platform effectively engages customers at every touchpoint within the customer journey, including digital marketing and acquisition, sales expertise, customer service, technical support and retention, many of which can be optimized by a suite of robotic process optimization (“RPA”) and artificial intelligence (“AI”) solutions. We serve our clients through two geographic operating regions: the Americas (United States, Canada, Latin America, Australia and the Asia Pacific Rim) and EMEA (Europe, the Middle East and Africa). Our Americas and EMEA regions primarily provide customer engagement solutions and services with an emphasis on inbound multichannel demand generation, customer service and technical support to our clients’ customers. These services, which represented 98.2% and 99.5% of consolidated revenues during the three months ended March 31, 2019 and 2018, respectively, are delivered through multiple communication channels including phone, e-mail, social media, text messaging, chat and digital self-service. We also provide various enterprise support services in the United States (“U.S.”) that include services for our clients’ internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, we also provide fulfillment services, which include order processing, payment processing, inventory control, product delivery and product returns handling. Additionally, through our acquisition of RPA provider Symphony Ventures Ltd (“Symphony”) coupled with our investment in AI  through XSell Technologies, Inc. (“XSell”), we also provide a suite of solutions such as consulting, implementation, hosting and managed services that optimizes our differentiated full lifecycle management services platform. Our complete service offering helps our clients acquire, retain and increase the lifetime value of their customer relationships. We have developed an extensive global reach with customer engagement centers across six continents, including North America, South America, Europe, Asia, Australia and Africa.  We deliver cost-effective solutions that generate demand, enhance the customer service experience, promote stronger brand loyalty, and bring about high levels of performance and profitability.

Recent Developments

Exit Plans

Americas 2019 Exit Plan

During the first quarter of 2019, we initiated a restructuring plan to simplify and refine our operating model in the U.S. (the “Americas 2019 Exit Plan”), in part to improve agent attrition and absenteeism. The Americas 2019 Exit Plan includes, but is not limited to, closing customer contact management centers, consolidating leased space in various locations in the U.S. and management reorganization. We expect to finalize the actions under the Americas 2019 Exit Plan by December 2019. Annualized savings of $6.2 million are expected as a result of these actions, primarily related to reduced general and administrative costs and lower depreciation.

Americas 2018 Exit Plan

During the second quarter of 2018, we initiated a restructuring plan to manage and optimize capacity utilization, which included closing customer contact management centers and consolidating leased space in various locations in the U.S. and Canada (the “Americas 2018 Exit Plan”). We finalized the site closures under the Americas 2018 Exit Plan as of December 2018, which resulted in a decrease of approximately 5,000 seats.

See Note 4, Costs Associated with Exit and Disposal Activities, in the accompanying “Notes to Condensed Consolidated Financial Statements” for further information.

U.S. 2017 Tax Reform Act

On December 20, 2017, the Tax Cuts and Jobs Act (the “2017 Tax Reform Act”) was approved by Congress and received presidential approval on December 22, 2017. In general, the 2017 Tax Reform Act reduced the U.S. federal corporate tax rate from 35% to 21%, effective in 2018. The 2017 Tax Reform Act moved from a worldwide business taxation approach to a participation exemption regime. The 2017 Tax Reform Act also imposed base-erosion prevention measures on non-U.S. earnings of U.S. entities, as well as a one-time mandatory deemed repatriation tax on accumulated non-U.S. earnings. The impact of the 2017 Tax Reform Act on our consolidated financial results began with the fourth quarter of 2017, the period of enactment. See Note 11, Income Taxes, in the accompanying “Notes to Condensed Consolidated Financial Statements.”

Acquisitions

On November 1, 2018, we completed the acquisition of Symphony. Symphony provides RPA services, offering RPA consulting, implementation, hosting and managed services for front, middle and back-office processes. Of the total purchase price of GBP 52.4 million ($67.5 million), GBP 44.6 million ($57.6 million) was paid upon closing using cash on hand as well as $31.0 million of additional borrowings under our credit agreement, while the acquisition date present value of the remaining GBP 7.9 million ($10.0 million) of the purchase price has been deferred and will be paid in equal installments over three years, on or around November 1, 2019, 2020 and 2021. The results of Symphony’s operations have been reflected in our consolidated financial statements since November 1, 2018.

On July 9, 2018, we completed the acquisition of WhistleOut Pty Ltd and WhistleOut Inc. (together, “WhistleOut”).  WhistleOut is a consumer comparison platform focused on mobile, broadband and pay TV services, principally across Australia and the U.S. The acquisition broadens our digital marketing capabilities geographically and extends our home services product portfolio. The total purchase price of AUD 30.3 million ($22.5 million) was funded by borrowings under our credit agreement. The results of WhistleOut’s operations have been reflected in our consolidated financial statements since July 9, 2018.

Results of Operations

The following table sets forth, for the periods indicated, the amounts presented in the accompanying Condensed Consolidated Statements of Operations as well as the change between the respective periods:

	Three Months Ended March 31,
(in thousands)	2019	2018	$ Change
Revenues	$402,925	$414,371	$(11,446)
Operating expenses:
Direct salaries and related costs	261,728	275,072	(13,344)
General and administrative	104,680	102,440	2,240
Depreciation, net	13,897	14,836	(939)
Amortization of intangibles	4,286	4,213	73
Impairment of long-lived assets	1,582	3,526	(1,944)
Total operating expenses	386,173	400,087	(13,914)
Income from operations	16,752	14,284	2,468

Other income (expense):
Interest income	185	171	14
Interest (expense)	(1,178)	(1,206)	28
Other income (expense), net	610	155	455
Total other income (expense), net	(383)	(880)	497

Income before income taxes	16,369	13,404	2,965
Income taxes	4,682	2,456	2,226
Net income	$11,687	$10,948	$739

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018

Revenues

	Three Months Ended March 31,
	2019		2018
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change
Americas	$324,777	80.6%	$340,721	82.2%	$(15,944)
EMEA	78,128	19.4%	73,627	17.8%	4,501
Other	20	0.0%	23	0.0%	(3)
Consolidated	$402,925	100.0%	$414,371	100.0%	$(11,446)

Consolidated revenues decreased $11.4 million, or 2.8%, for the three months ended March 31, 2019 from the comparable period in 2018.

The decrease in Americas’ revenues was due to end-of-life client programs of $13.7 million, lower volumes from existing clients of $9.3 million and an unfavorable foreign currency impact of $4.6 million, partially offset by new clients of $11.7 million. Revenues from our offshore operations represented 39.9% of Americas’ revenues in 2019, compared to 39.4% for the comparable period in 2018.

The increase in EMEA’s revenues was due to new clients of $6.5 million and higher volumes from existing clients of $6.5 million, partially offset by end-of-life client programs of $1.9 million and an unfavorable foreign currency impact of $6.6 million.

On a consolidated basis, we had 47,900 brick-and-mortar seats as of March 31, 2019, a decrease of 5,700 seats from the comparable period in 2018. We rationalized 7,000 seats in the Americas, of which 5,000 seats resulted from the 2018 Americas Exit Plan. The seat rationalization impact was partially offset by 1,300 seat additions internationally for demand. The capacity utilization rate on a combined basis was 72% compared to 68% in the comparable period in 2018.

On a segment basis, 40,200 seats were located in the Americas, a decrease of 6,200 seats from the comparable period in 2018, and 7,700 seats were located in EMEA, an increase of 500 seats from the comparable period in 2018. The capacity utilization rate for the Americas in 2019 was 71%, compared to 66% in the comparable period in 2018, up primarily due to our capacity rationalization. The capacity utilization rate for EMEA in 2019 was 73%, compared to 79% in the comparable period in 2018, down primarily due to expansion and the utilization of our at-home platform as a complement to our brick-and-mortar facilities. We strive to attain a capacity utilization rate of 85% at each of our locations.

Direct Salaries and Related Costs

	Three Months Ended March 31,
	2019		2018
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$207,599	63.9%	$223,153	65.5%	$(15,554)	-1.6%
EMEA	54,129	69.3%	51,919	70.5%	2,210	-1.2%
Consolidated	$261,728	65.0%	$275,072	66.4%	$(13,344)	-1.4%

The decrease of $13.3 million in direct salaries and related costs included a favorable foreign currency impact of $4.1 million in the Americas and a favorable foreign currency impact of $4.7 million in EMEA.

The decrease in Americas’ direct salaries and related costs, as a percentage of revenues, was primarily attributable to lower compensation costs of 3.1% driven by an increase in agent productivity principally within the financial services and communications verticals in the current period, lower communications costs of 0.3% and lower other costs of 0.2%, partially offset by higher customer-acquisition advertising costs of 1.0% principally due to an increased reliance on paid search results over organic search results, higher recruiting costs of 0.4%, higher auto tow claim costs of 0.4% and higher dues and subscription costs of 0.2%.

The decrease in EMEA’s direct salaries and related costs, as a percentage of revenues, was primarily attributable to lower compensation costs of 1.7% driven by an increase in agent productivity principally within the technology, communications and retail verticals in the current period and lower recruiting costs of 0.2%, partially offset by higher fulfillment materials costs of 0.7%.

General and Administrative

	Three Months Ended March 31,
	2019		2018
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$70,583	21.7%	$71,503	21.0%	$(920)	0.7%
EMEA	20,034	25.6%	15,437	21.0%	4,597	4.6%
Other	14,063	-	15,500	-	(1,437)	-
Consolidated	$104,680	26.0%	$102,440	24.7%	$2,240	1.3%

The increase of $2.2 million in general and administrative expenses included a favorable foreign currency impact of $1.2 million in the Americas and a favorable foreign currency impact of $1.4 million in EMEA.

The increase in Americas’ general and administrative expenses, as a percentage of revenues, was primarily attributable to higher merger and integration costs of 0.4%, higher compensation costs of 0.4% and higher software and maintenance costs of 0.3%, partially offset by lower facility-related costs of 0.2% and lower legal and professional fees of 0.2%.

The increase in EMEA’s general and administrative expenses, as a percentage of revenues, was primarily attributable to higher compensation costs of 2.2% driven by Symphony’s operations which has higher general and administrative labor costs relative to our mix of business in the prior period, higher merger and integration costs of 2.0%, higher software and maintenance costs of 0.3% and higher travel costs of 0.3%, partially offset by lower communications costs of 0.2%.

The decrease of $1.4 million in Other general and administrative expenses, which includes corporate and other costs, was primarily attributable to lower merger and integration costs of $1.1 million, lower legal and professional fees of $0.3 million, lower severance costs of $0.2 million and lower other costs of $0.4 million, partially offset by higher compensation costs of $0.4 million and higher software and maintenance costs of $0.2 million.

Depreciation, Amortization and Impairment of Long-Lived Assets

	Three Months Ended March 31,
	2019		2018
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Depreciation, net:
Americas	$11,507	3.5%	$12,683	3.7%	$(1,176)	-0.2%
EMEA	1,626	2.1%	1,411	1.9%	215	0.2%
Other	764	-	742	-	22	-
Consolidated	$13,897	3.4%	$14,836	3.6%	$(939)	-0.2%

Amortization of intangibles:
Americas	$3,438	1.1%	$3,992	1.2%	$(554)	-0.1%
EMEA	848	1.1%	221	0.3%	627	0.8%
Other	—	-	—	-	—	-
Consolidated	$4,286	1.1%	$4,213	1.0%	$73	0.1%

Impairment of long-lived assets:
Americas	$1,582	0.5%	$3,526	1.0%	$(1,944)	-0.5%
EMEA	—	0.0%	—	0.0%	—	0.0%
Other	—	-	—	-	—	-
Consolidated	$1,582	0.4%	$3,526	0.9%	$(1,944)	-0.5%

The decrease in depreciation was primarily due to the impact since the prior period of certain fully depreciated fixed assets and fixed assets that were impaired and disposed of as part of the Americas 2018 Exit Plan, partially offset by new depreciable fixed assets placed into service supporting site expansions, acquisitions and infrastructure upgrades.

The increase in amortization was primarily due to intangibles acquired since the comparable period in 2018, partially offset by certain fully amortized intangible assets.

See Note 4, Costs Associated with Exit and Disposal Activities, and Note 5, Fair Value, in the accompanying “Notes to Condensed Consolidated Financial Statements” for further information regarding the impairment of long-lived assets.

Other Income (Expense)

	Three Months Ended March 31,
(in thousands)	2019	2018	$ Change
Interest income	$185	$171	$14

Interest (expense)	$(1,178)	$(1,206)	$28

Other income (expense), net:
Foreign currency transaction gains (losses)	$(176)	$1,448	$(1,624)
Gains (losses) on derivative instruments not designated as hedges	(33)	(1,082)	1,049
Gains (losses) on investments held in rabbi trust	1,180	(25)	1,205
Other miscellaneous income (expense)	(361)	(186)	(175)
Total other income (expense), net	$610	$155	$455

Interest income and interest (expense) remained consistent with the comparable period.

See Note 8, Investments Held in Rabbi Trust, in the accompanying “Notes to Condensed Consolidated Financial Statements” for further information.

Income Taxes

	Three Months Ended March 31,
(in thousands)	2019	2018	$ Change
Income before income taxes	$16,369	$13,404	$2,965
Income taxes	4,682	2,456	2,226
			% Change
Effective tax rate	28.6%	18.3%	10.3%

The increase in the effective tax rate in 2019 compared to 2018 was primarily affected by shifts in earnings among the various jurisdictions in which the Company operates.  Additionally, there was an overall unfavorable impact of $0.5 million from discrete adjustments, the majority of which related to the decrease in the amount of excess tax benefits from stock-based compensation recognized during the three months ended March 31, 2019 as compared to March 31, 2018.  Several additional factors, none of which were individually material, also impacted the rate.

Client Concentration

Our top ten clients accounted for approximately 42.4% and 45.9% of our consolidated revenues in the three months ended March 31, 2019 and 2018, respectively.

Total revenues by segment from AT&T Corporation (“AT&T”), a major provider of communication services for which we provide various customer support services over several distinct lines of AT&T businesses, were as follows (in thousands):

	Three Months Ended March 31,
	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
Americas	$30,625	9.4%	$41,988	12.3%
EMEA	37	0.0%	—	0.0%
	$30,662	7.6%	$41,988	10.1%

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

Total revenues by segment from our next largest client, which was in the financial services vertical in each of the periods, were as follows (in thousands):

	Three Months Ended March 31,
	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
Americas	$27,115	8.3%	$30,609	9.0%
EMEA	—	0.0%	—	0.0%
	$27,115	6.7%	$30,609	7.4%

Other than AT&T, total revenues by segment of our clients that each individually represents 10% or greater of that segment’s revenues in each of the periods were as follows (in thousands):

	Three Months Ended March 31,
	2019		2018
	Amount	% of Revenues	Amount	% of Revenues
Americas	$—	0.0%	$—	0.0%
EMEA	18,024	23.1%	27,645	37.5%
	$18,024	4.5%	$27,645	6.7%

Business Outlook

For the three months ended June 30, 2019, we anticipate the following financial results:

•	Revenues in the range of $393.0 million to $398.0 million;
•	Effective tax rate of approximately 26%;
•	Fully diluted share count of approximately 42.3 million;
•	Diluted earnings per share in the range of $0.13 to $0.16; and
•	Capital expenditures in the range of $13.0 million to $18.0 million.

For the twelve months ended December 31, 2019, we anticipate the following financial results:

•	Revenues in the range of $1,656.0 million to $1,672.0 million;
•	Effective tax rate of approximately 25%;
•	Fully diluted share count of approximately 42.3 million;
•	Diluted earnings per share in the range of $1.56 to $1.66; and
•	Capital expenditures in the range of $45.0 million to $50.0 million.

We are adjusting our full year 2019 business outlook slightly by trimming the top-end of our revenue range to reflect the first quarter’s reported revenues at the low end of the range. Furthermore, we are adjusting our diluted earnings per share range to reflect heavier front-end loaded costs in the second quarter, and to some extent in the third quarter, associated with an accelerated ramp schedule of higher-than-forecasted new business wins. At the same time, we anticipate demand stabilization in our largest client in the communications vertical to occur close to the end of the year as opposed to at the start of the second half of the year, the revenue reduction from which is being offset by the ramp of new business wins, but the cost of which is expected to impact margins and earnings per share.

Our revenues and earnings per share assumptions for the second quarter and full year 2019 are based on foreign exchange rates as of April 2019. Therefore, the continued volatility in foreign exchange rates between the U.S. Dollar and the functional currencies of the markets we serve could have a further impact, positive or negative, on revenues and earnings per share relative to the business outlook for the second quarter and full-year.

We anticipate total other interest income (expense), net of approximately $(1.2) million for the second quarter and $(4.0) million for the full year 2019. The amounts in other interest income (expense), net, however, exclude the potential impact of any future foreign exchange gains or losses.

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

During the three months ended March 31, 2019, cash increased $39.3 million from operating activities and was partially offset by $9.0 million used to repay long-term debt, $5.7 million used for capital expenditures, $1.3 million to repurchase common stock for tax withholding on equity awards and $1.1 million of loan fees related to the 2019 Credit Agreement, resulting in a $21.3 million increase in available cash, cash equivalents and restricted cash (including the unfavorable effects of foreign currency exchange rates on cash, cash equivalents and restricted cash of $0.9 million).

Net cash flows provided by operating activities for the three months ended March 31, 2019 were $39.3 million, compared to $28.6 million for the comparable period in 2018. The $10.7 million increase in net cash flows from operating activities was due to a $0.7 million decrease in net income and a net increase of $13.1 million in cash flows from assets and liabilities, partially offset by a $3.1 million decrease in non-cash reconciling items such as depreciation, amortization, impairment and unrealized (gains) losses and premiums on financial instruments, net. The $13.1 million increase in 2019 from 2018 in cash flows from assets and liabilities was principally a result of a $9.6 million increase in other liabilities, a $3.3 million increase in taxes payable, net, and a $1.2 million increase in deferred lease assets and liabilities, partially offset by a $0.5 million decrease in deferred revenue, a $0.3 million increase in other assets and a $0.2 million increase in accounts receivable.  The $9.6 million increase in the change in other liabilities was primarily due to an $8.7 million increase principally related to the timing of accrued employee compensation and benefits and a $4.4 million increase in accounts payable principally resulting from the timing of invoices and the related payments. The $3.3 million increase in the change in taxes payable, net, was primarily due to the timing of income taxes payable and receivable.

Capital expenditures, which are generally funded by cash generated from operating activities, available cash balances and borrowings available under our credit facilities, were $5.7 million for the three months ended March 31, 2019, compared to $13.3 million for the comparable period in 2018, a decrease of $7.6 million. In 2019, we anticipate capital expenditures in the range of $45.0 million to $50.0 million, primarily for maintenance, new seat additions, facility upgrades and systems infrastructure.

On February 14, 2019, we entered into a $500 million senior revolving credit facility (the “2019 Credit Agreement”) with a group of lenders, KeyBank National Association, as Administrative Agent, Swing Line Lender and Issuing Lender (“KeyBank”), the lenders named therein, and KeyBanc Capital Markets Inc. as Lead Arranger and Sole Book Runner. The 2019 Credit Agreement replaced our previous $440 million revolving credit facility dated May 12, 2015 (the “2015 Credit Agreement”), which agreement was terminated simultaneous with entering into the 2019 Credit Agreement. The 2019 Credit Agreement is subject to certain borrowing limitations and includes certain customary financial and restrictive covenants. We are not currently aware of any inability of our lenders to provide access to the full commitment of funds that exist under the 2019 Credit Agreement, if necessary.  However, there can be no assurance that such facility will be available to us, even though it is a binding commitment of the financial institutions. The 2019 Credit Agreement will mature on February 14, 2024. At March 31, 2019, we were in compliance with all loan requirements of the 2019 Credit Agreement and had $93.0 million of outstanding borrowings under this facility.

Our credit agreements had an average daily utilization of $96.0 million and $121.4 million during the three months ended March 31, 2019 and 2018, respectively. During the three months ended March 31, 2019 and 2018, the related interest expense, including the commitment fee and excluding the amortization of deferred loan fees, was $1.0 million and $1.0 million, respectively, which represented weighted average interest rates of 4.1% and 3.4%, respectively.

We have no significant tax jurisdictions under audit; however, we are currently under audit in several tax jurisdictions.  We believe we are adequately reserved for the remaining audits and their resolution is not expected to have a material impact on our financial condition and results of operations.

The 2017 Tax Reform Act provides for a one-time transition tax based on our undistributed foreign earnings on which we previously had deferred U.S. income taxes.  We recorded a $28.3 million provisional liability in 2017, which was net of $5.0 million of available tax credits, for our one-time transition tax.  As of both March 31, 2019 and December 31, 2018, $2.0 million of the liability was included in “Income taxes payable” in the accompanying Condensed Consolidated Balance Sheets. As of both March 31, 2019 and December 31, 2018, $20.4 million of the long-term liability was included in “Long-term income tax liabilities” in the accompanying Condensed Consolidated Balance Sheets. This transition tax liability will be paid in yearly installments until 2025. No additional income taxes have been provided for any remaining outside basis difference inherent in our investments in our foreign subsidiaries as these amounts continue to be indefinitely reinvested in foreign operations.

As part of the Symphony acquisition on November 1, 2018, a portion of the purchase price, with an acquisition date present value of GBP 7.9 million or $10.0 million, has been deferred and will be paid in equal installments over three years, on or around November 1, 2019, 2020 and 2021.

As of March 31, 2019, we had $148.2 million in cash and cash equivalents, of which approximately 88.5%, or $131.2 million, was held in international operations. As a result of the 2017 Tax Reform Act, most of these funds will not be subject to additional taxes if repatriated to the United States. There are circumstances where we may be unable to repatriate some of the cash and cash equivalents held by our international operations due to country restrictions.

We expect our current cash levels and cash flows from operations to be adequate to meet our anticipated working capital needs, including investment activities such as capital expenditures and debt repayment for the next twelve months and the foreseeable future.  However, from time to time, we may borrow funds under our 2019 Credit Agreement as a result of the timing of our working capital needs, including capital expenditures.

Our cash resources could also be affected by various risks and uncertainties, including but not limited to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2018.

Off-Balance Sheet Arrangements and Other

As of March 31, 2019, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Contractual Obligations

During the three months ended March 31, 2019, we repaid $9.0 million, net, of long-term debt outstanding under our Credit Agreement resulting in a remaining outstanding debt balance of $93.0 million.

See Note 3, Leases, in the accompanying “Notes to Condensed Consolidated Financial Statements” for information about our operating leases as of March 31, 2019.

Except for the contractual obligations mentioned above, there have not been any material changes outside of the ordinary course of business to the outstanding contractual obligations from the disclosure in our Annual Report on Form 10-K as of and for the year ended December 31, 2018.

Critical Accounting Estimates

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of our critical accounting estimates.

See Note 3, Leases, in the accompanying “Notes to Condensed Consolidated Financial Statements” for further information on the adoption of ASC 842, Leases.

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

In order to hedge a portion of our anticipated revenues denominated in USD, we had outstanding forward contracts and options as of March 31, 2019 with counterparties through December 2019 with notional amounts totaling $84.3 million. As of March 31, 2019, we had net total derivative assets associated with these contracts with a fair value of less than $0.1 million. If the USD was to weaken against the PHP and CRC by 10% from current period-end levels, we would incur a loss of approximately $7.1 million on the underlying exposures of the derivative instruments. However, this loss would be mitigated by corresponding gains on the underlying exposures.

We had outstanding forward exchange contracts as of March 31, 2019 with notional amounts totaling $17.0 million that are not designated as hedges. The purpose of these derivative instruments is to protect against FX volatility pertaining to intercompany receivables and payables, and other assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies. As of March 31, 2019, the fair value of these derivatives was a net asset of $0.4 million. The potential loss in fair value at March 31, 2019, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $1.3 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.

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

Interest Rate Risk

Our exposure to interest rate risk results from variable rate debt outstanding under our revolving credit facility. We pay interest on outstanding borrowings at interest rates that fluctuate based upon changes in various base rates. As of March 31, 2019, we had $93.0 million in borrowings outstanding under the 2019 Credit Agreement.  Based on our level of variable rate debt outstanding during the three months ended March 31, 2019, a 1.0% increase in the weighted average interest rate, which generally equals the LIBOR rate plus an applicable margin, would have had an impact of $0.2 million on our results of operations.

We have not historically used derivative instruments to manage exposure to changes in interest rates.

Fluctuations in Quarterly Results

For the year ended December 31, 2018, quarterly revenues as a percentage of total consolidated annual revenues were approximately 25%, 24%, 25% and 26%, respectively, for each of the respective quarters of the year. We have experienced and anticipate that in the future we will experience variations in quarterly revenues. The variations are due to the timing of new contracts and renewal of existing contracts, the timing and frequency of client spending for customer engagement services, non-U.S. currency fluctuations, and the seasonal pattern of customer engagement support and fulfillment services.

Item 4.  Controls and Procedures

As of March 31, 2019, under the direction of our Chief Executive Officer and Chief Finance Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Finance Officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of March 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except for the change discussed under “Changes in Internal Control Over Financial Reporting” below.

Changes in Internal Control Over Financial Reporting

Beginning January 1, 2019, we implemented ASC 842, Leases. Although the new lease standard is expected to have an immaterial impact on our ongoing net income, we did implement changes to our processes related to leases and the control activities within them. These included the development of new policies and controls, training, ongoing contract review requirements, and gathering of information provided for disclosures. There were no other changes in our internal controls over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we are involved in legal actions arising in the ordinary course of business. With respect to any such currently pending matters, we believe that we have adequate legal defenses and/or, when possible and appropriate, have provided adequate accruals related to those matters such that the ultimate outcome will not have a material adverse effect on our future financial position or results of operations.

Item 1A.  Risk Factors

For risk factors, see Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary of stock repurchases for the three months ended March 31, 2019 (in thousands, except average price per share). See Note 12, Earnings Per Share, of “Notes to Condensed Consolidated Financial Statements” for information regarding our stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs (1)
January 1, 2019 - January 31, 2019	—	$—	—	4,748
February 1, 2019 - February 28, 2019	—	$—	—	4,748
March 1, 2019 - March 31, 2019	—	$—	—	4,748
Total	—		—	4,748

(1) The total number of shares approved for repurchase under the 2011 Share Repurchase Program dated August 18, 2011, as amended on March 16, 2016, is 10.0 million. The 2011 Share Repurchase Program has no expiration date.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

The following documents are filed as an exhibit to this Report:

No.	Description

15*	Awareness letter.

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).

31.2*	Certification of Chief Finance Officer, pursuant to Rule 13a-14(a).

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. §1350.

32.2**	Certification of Chief Finance Officer, pursuant to 18 U.S.C. §1350.

101.INS*+	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*+	XBRL Taxonomy Extension Schema Document

101.CAL*+	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*+	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*+	XBRL Taxonomy Extension Definition Linkbase Document

*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.
+	Submitted electronically with this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYKES ENTERPRISES, INCORPORATED
(Registrant)

Date: May 7, 2019	By:	/s/ John Chapman
John Chapman
Chief Finance Officer
(Principal Financial and Accounting Officer)