Form 10-Q
period 2019-06-30
SYKES ENTERPRISES INC
filed 2019-08-02
CIK 1010612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2019

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ____________ to ____________

Commission File No.          0-28274

Sykes Enterprises, Incorporated

(Exact name of Registrant as specified in its charter)

Florida	56-1383460
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 North Ashley Drive, Suite 2800, Tampa, FL     33602

(Address of principal executive offices)    (Zip Code)

Registrant’s telephone number, including area code:  (813) 274-1000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	SYKE	NASDAQ Global Select Market

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

As of July 18, 2019, there were 41,590,911 outstanding shares of common stock.

Sykes Enterprises, Incorporated and Subsidiaries

Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$136,631	$128,697
Receivables, net	351,191	347,425
Prepaid expenses	21,681	23,754
Other current assets	20,222	16,761
Total current assets	529,725	516,637
Property and equipment, net	125,739	135,418
Operating lease right-of-use assets	210,836	—
Goodwill, net	306,050	302,517
Intangibles, net	165,509	174,031
Deferred charges and other assets	47,982	43,364
	$1,385,841	$1,171,967
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$25,128	$26,923
Accrued employee compensation and benefits	104,174	95,813
Income taxes payable	126	1,433
Deferred revenue and customer liabilities	28,557	30,176
Operating lease liabilities	48,864	—
Other accrued expenses and current liabilities	25,654	31,235
Total current liabilities	232,503	185,580
Long-term debt	92,000	102,000
Long-term income tax liabilities	22,116	23,787
Long-term operating lease liabilities	174,189	—
Other long-term liabilities	24,504	33,991
Total liabilities	545,312	345,358

Commitments and loss contingency (Note 13)

Shareholders' equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 200,000 shares authorized; 42,091 and 42,778 shares issued, respectively	421	428
Additional paid-in capital	288,879	286,544
Retained earnings	609,791	598,788
Accumulated other comprehensive income (loss)	(48,564)	(56,775)
Treasury stock at cost: 408 and 126 shares, respectively	(9,998)	(2,376)
Total shareholders' equity	840,529	826,609
	$1,385,841	$1,171,967

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2019	2018	2019	2018
Revenues	$389,006	$396,785	$791,931	$811,156
Operating expenses:
Direct salaries and related costs	252,161	264,924	513,889	539,996
General and administrative	104,282	102,037	208,962	204,477
Depreciation, net	13,052	14,560	26,949	29,396
Amortization of intangibles	4,127	3,629	8,413	7,842
Impairment of long-lived assets	129	5,175	1,711	8,701
Total operating expenses	373,751	390,325	759,924	790,412
Income from operations	15,255	6,460	32,007	20,744

Other income (expense):
Interest income	192	175	377	346
Interest (expense)	(1,179)	(1,149)	(2,357)	(2,355)
Other income (expense), net	(533)	(537)	77	(382)
Total other income (expense), net	(1,520)	(1,511)	(1,903)	(2,391)

Income before income taxes	13,735	4,949	30,104	18,353
Income taxes	2,466	(2,229)	7,148	227
Net income	$11,269	$7,178	$22,956	$18,126

Net income per common share:
Basic	$0.27	$0.17	$0.55	$0.43
Diluted	$0.27	$0.17	$0.54	$0.43

Weighted average common shares outstanding:
Basic	42,038	42,125	42,107	42,035
Diluted	42,094	42,160	42,200	42,197

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Net income	$11,269	$7,178	$22,956	$18,126
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of taxes	2,339	(13,597)	3,701	(13,306)
Unrealized gain (loss) on cash flow hedging instruments, net of taxes	2,828	(481)	4,500	(3,374)
Unrealized actuarial gain (loss) related to pension liability, net of taxes	35	(46)	20	(129)
Unrealized gain (loss) on postretirement obligation, net of taxes	(5)	(10)	(10)	(20)
Other comprehensive income (loss), net of taxes	5,197	(14,134)	8,211	(16,829)
Comprehensive income (loss)	$16,466	$(6,956)	$31,167	$1,297

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Common Stock		Additional		Accumulated Other
(in thousands)	Shares Issued	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2018	42,778	$428	$286,544	$598,788	$(56,775)	$(2,376)	$826,609
Cumulative effect of accounting change – adoption of ASC 842, Leases (Note 3)	—	—	—	110	—	—	110
Stock-based compensation expense	—	—	1,890	—	—	—	1,890
Issuance of common stock under equity award plans, net of forfeitures	(168)	(2)	182	—	—	(180)	—
Shares repurchased for tax withholding on equity awards	(45)	—	(1,269)	—	—	—	(1,269)
Comprehensive income (loss)	—	—	—	11,687	3,014	—	14,701
Balance at March 31, 2019	42,565	426	287,347	610,585	(53,761)	(2,556)	842,041
Stock-based compensation expense	—	—	2,200	—	—	—	2,200
Issuance of common stock under equity award plans, net of forfeitures	26	—	123	—	—	(123)	—
Repurchase of common stock	—	—	—	—	—	(20,178)	(20,178)
Retirement of treasury stock	(500)	(5)	(791)	(12,063)	—	12,859	—
Comprehensive income (loss)	—	—	—	11,269	5,197	—	16,466
Balance at June 30, 2019	42,091	$421	$288,879	$609,791	$(48,564)	$(9,998)	$840,529

	Common Stock		Additional		Accumulated Other
(in thousands)	Shares Issued	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2017	42,899	$429	$282,385	$546,843	$(31,104)	$(2,074)	$796,479
Cumulative effect of accounting change – adoption of ASC 606, Revenues (Note 2)	—	—	—	3,019	—	—	3,019
Stock-based compensation expense	—	—	2,077	—	—	—	2,077
Issuance of common stock under equity award plans, net of forfeitures	18	—	59	—	—	(59)	—
Shares repurchased for tax withholding on equity awards	(118)	(1)	(3,681)	—	—	—	(3,682)
Comprehensive income (loss)	—	—	—	10,948	(2,695)	—	8,253
Balance at March 31, 2018	42,799	428	280,840	560,810	(33,799)	(2,133)	806,146
Stock-based compensation expense	—	—	1,673	—	—	—	1,673
Issuance of common stock under equity award plans, net of forfeitures	22	—	109	—	—	(109)	—
Comprehensive income (loss)	—	—	—	7,178	(14,134)	—	(6,956)
Balance at June 30, 2018	42,821	$428	$282,622	$567,988	$(47,933)	$(2,242)	$800,863

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2019	2018
Cash flows from operating activities:
Net income	$22,956	$18,126
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,066	29,651
Amortization of intangibles	8,413	7,842
Amortization of deferred grants	(181)	(344)
Impairment losses	1,711	8,701
Unrealized foreign currency transaction (gains) losses, net	(603)	(370)
Stock-based compensation expense	4,090	3,750
Deferred income tax provision (benefit)	325	1,070
Unrealized (gains) losses and premiums on financial instruments, net	(304)	625
Amortization of deferred loan fees	140	134
Other	417	(90)
Changes in assets and liabilities, net of acquisitions:
Receivables, net	(1,214)	(8,370)
Prepaid expenses	(1,122)	(1,611)
Other current assets	(896)	(2,016)
Deferred charges and other assets	(3,196)	(2,186)
Accounts payable	(2,824)	(5,499)
Income taxes receivable / payable	(5,225)	(6,526)
Accrued employee compensation and benefits	6,489	(2,349)
Other accrued expenses and current liabilities	1,228	5,079
Deferred revenue and customer liabilities	(2,435)	(155)
Other long-term liabilities	1,086	1,922
Operating lease assets and liabilities	415	—
Net cash provided by operating activities	56,336	47,384
Cash flows from investing activities:
Capital expenditures	(16,390)	(26,232)
Purchase of intangible assets	—	(7,606)
Other	284	484
Net cash (used for) investing activities	(16,106)	(33,354)

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Continued)

	Six Months Ended June 30,
(in thousands)	2019	2018
Cash flows from financing activities:
Payments of long-term debt	(18,000)	(190,000)
Proceeds from issuance of long-term debt	8,000	5,000
Cash paid for repurchase of common stock	(20,178)	—
Shares repurchased for tax withholding on equity awards	(1,269)	(3,682)
Cash paid for loan fees related to long-term debt	(1,098)	—
Other	(4)	38
Net cash (used for) financing activities	(32,549)	(188,644)
Effects of exchange rates on cash, cash equivalents and restricted cash	655	(6,748)
Net increase (decrease) in cash, cash equivalents and restricted cash	8,336	(181,362)
Cash, cash equivalents and restricted cash – beginning	130,231	344,805
Cash, cash equivalents and restricted cash – ending	$138,567	$163,443

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$1,874	$1,975
Cash paid during period for income taxes	$12,567	$12,084
Non-cash transactions:
Property and equipment additions in accounts payable	$2,663	$2,637
Unrealized gain (loss) on postretirement obligation, net of taxes, in accumulated other comprehensive income (loss)	$(10)	$(20)

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2019 and 2018

(Unaudited)

Note 1. Overview and Basis of Presentation

Business — Sykes Enterprises, Incorporated and consolidated subsidiaries (“SYKES” or the “Company”) is a leading provider of multichannel demand generation and global customer engagement services. SYKES provides differentiated full lifecycle customer engagement solutions and services primarily to Global 2000 companies and their end customers, principally within the financial services, communications, technology, transportation & leisure, healthcare and other industries. SYKES primarily provides customer engagement solutions and services with an emphasis on inbound multichannel demand generation, customer service and technical support to its clients’ customers. Utilizing SYKES’ integrated onshore/offshore global delivery model, SYKES provides its services through multiple communication channels including phone, e-mail, social media, text messaging, chat and digital self-service. SYKES also provides various enterprise support services in the United States that include services for its clients’ internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, SYKES also provides fulfillment services, which include order processing, payment processing, inventory control, product delivery and product returns handling. Additionally, through the Company’s acquisition of robotic processing automation (“RPA”) provider Symphony Ventures Ltd (“Symphony”) coupled with its investment in artificial intelligence (“AI”) through XSell Technologies, Inc. (“XSell”), the Company also provides a suite of solutions such as consulting, implementation, hosting and managed services that optimizes its differentiated full lifecycle management services platform. The Company has operations in two reportable segments entitled (1) the Americas, in which the client base is primarily companies in the United States that are using the Company’s services to support their customer management needs, which includes the United States, Canada, Latin America, Australia and the Asia Pacific Rim; and (2) EMEA, which includes Europe, the Middle East and Africa.

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

The aggregate purchase price was GBP 52.5 million ($67.6 million), subject to a post-closing working capital adjustment, of which the Company paid GBP 44.6 million ($57.6 million) at the closing of the transaction on November 1, 2018 using cash on hand as well as $31.0 million of additional borrowings under the Company’s credit agreement. The acquisition date present value of the remaining GBP 7.9 million ($10.0 million) of purchase price has been deferred and will be paid in equal installments over three years, on or around November 1, 2019, 2020 and 2021. The Symphony Purchase Agreement also provides for a three-year, retention based earnout payable in restricted stock units (“RSUs”) with a value of GBP 3.0 million.

Subsequent to the finalization of the working capital adjustments during the six months ended June 30, 2019, the purchase price was adjusted to GBP 52.4 million ($67.5 million). The acquisition resulted in $26.1 million of intangible assets, primarily customer relationships and trade names, $2.2 million of fixed assets and $36.2 million of goodwill.

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

The aggregate purchase price of AUD 30.2 million ($22.4 million) was paid at the closing of the transaction on July 9, 2018. Subsequent to the finalization of the working capital adjustments during the six months ended June 30, 2019, the purchase price was adjusted to AUD 30.3 million ($22.5 million). The purchase price was funded through $22.0 million of additional borrowings under the Company’s credit agreement. The WhistleOut Sale Agreement provides for a three-year, retention based earnout of AUD 14.0 million.

The WhistleOut Sale Agreement contained customary representations and warranties, indemnification obligations and covenants.

The Company accounted for the WhistleOut acquisition in accordance with ASC 805, whereby the purchase price paid was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the closing date. The Company completed its tax analysis of the assets acquired and liabilities assumed during the second quarter of 2019, which resulted in deferred tax assets and liabilities in accordance with ASC 805. The final purchase price allocation resulted in $16.5 million of intangible assets, primarily indefinite-lived domain names, $2.4 million of fixed assets and $3.3 million of goodwill.

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2019. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (“SEC”) on February 26, 2019.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets that sum to the amounts reported in the Condensed Consolidated Statements of Cash Flows (in thousands):

	June 30, 2019	December 31, 2018	June 30, 2018	December 31, 2017
Cash and cash equivalents	$136,631	$128,697	$162,422	$343,734
Restricted cash included in "Other current assets"	566	149	153	154
Restricted cash included in "Deferred charges and other assets"	1,370	1,385	868	917
	$138,567	$130,231	$163,443	$344,805

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

The Company’s net investment in XSell of $8.9 million and $9.2 million was included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018, respectively.  The Company’s investment was paid in two installments of $5.0 million, one in July 2017 and one in August 2018. The Company’s proportionate share of XSell’s net (loss) of $(0.1) million and $(0.1) million for the three months ended June 30, 2019 and 2018, respectively, and $(0.3) million and $(0.3) million for the six months ended June 30, 2019 and 2018, respectively, was included in “Other income (expense), net” in the accompanying Condensed Consolidated Statements of Operations.

As of June 30, 2019 and December 31, 2018, the Company did not identify any instances where the carrying values of its equity method investments were not recoverable.

Customer-Acquisition Advertising Costs — The Company’s advertising costs are expensed as incurred. Total advertising costs included in “Direct salaries and related costs” in the accompanying Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Customer-acquisition advertising costs	$10,036	$11,961	$22,140	$21,928

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

Financial Instruments – Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). These amendments require measurement and recognition of expected versus incurred credit losses for financial assets held. Entities are required to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts.  Subsequently, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses in November 2018 and ASU 2019-05, Financial Instruments – Credit Losses (Topic 326) Targeted Transition Relief in May 2019 (together, “subsequent amendments”). ASU 2016-13 and the subsequent amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted.

The Company’s implementation team has begun to assess its data and design its financial models to estimate expected credit losses and continues to evaluate the critical factors of ASU 2016-13 to determine its impact on the Company’s business processes, systems, and internal controls. The Company expects ASU 2016-13 to apply to its trade receivables but does not expect the adoption of the amendments to have a material impact on its financial condition, results of operations or cash flows because credit losses associated with trade receivables have historically been insignificant. The adoption of ASU 2016-13 will require expanded quantitative and qualitative disclosures about the Company’s expected credit losses. Additionally, the Company does not anticipate early adopting ASU 2016-13.

Codification Improvements – Financial Instruments – Credit Losses, Derivatives and Hedging, and Financial Instruments

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”). These amendments clarify new standards on credit losses, hedging and recognizing and measuring financial instruments and address implementation issues stakeholders have raised. The credit losses and hedging amendments have the same effective dates as the respective standards, unless an entity has already adopted the standards. The amendments related to recognizing and measuring financial instruments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2019-04 to have a material impact on its financial condition, results of operations, cash flows or disclosures.

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

Note 2. Revenues

On January 1, 2018, the Company adopted ASC 606, Revenue from Contracts with Customers (“ASC 606”), which included ASU 2014-09 and all related amendments, using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. The Company recorded an increase to opening retained earnings of $3.0 million as of January 1, 2018 due to the cumulative impact of adopting ASC 606.  The impact, all in the Americas segment, primarily related to the change in timing of revenue recognition associated with certain customer contracts that provide fees upon renewal, as well as changes in estimating variable consideration with respect to penalties and holdback provisions for failure to meet specified minimum service levels and other performance-based contingencies.

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

In total, other revenues are immaterial, representing 2.6% and 0.6% of the Company’s consolidated total revenues for the three months ended June 30, 2019 and 2018, respectively, and 2.2% and 0.6% for the six months ended June 30, 2019 and 2018, respectively.

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

The following table represents revenues from contracts with customers disaggregated by service type and by the reportable segment for each category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Americas:
Customer engagement solutions and services	$310,070	$326,766	$634,632	$667,188
Other revenues	237	275	452	574
Total Americas	310,307	327,041	635,084	667,762
EMEA:
Customer engagement solutions and services	68,643	67,772	139,640	139,443
Other revenues	10,033	1,948	17,164	3,904
Total EMEA	78,676	69,720	156,804	143,347
Other:
Other revenues	23	24	43	47
Total Other	23	24	43	47
	$389,006	$396,785	$791,931	$811,156

Trade Accounts Receivable

The Company’s trade accounts receivable, net, consists of the following (in thousands):

	June 30, 2019	December 31, 2018
Trade accounts receivable, net, current (1)	$336,755	$335,377
Trade accounts receivable, net, noncurrent (2)	19,185	15,948
	$355,940	$351,325

(1) Included in “Receivables, net” in the accompanying Condensed Consolidated Balance Sheets.

(2) Included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets.

The Company’s noncurrent trade accounts receivable result from contracts with customers that include renewal provisions, as well as a contract with a customer under a multi-year arrangement.

Deferred Revenue and Customer Liabilities

Deferred revenue and customer liabilities consists of the following (in thousands):

	June 30, 2019	December 31, 2018
Deferred revenue	$4,266	$3,655
Customer arrangements with termination rights	16,497	16,404
Estimated refund liabilities	7,794	10,117
	$28,557	$30,176

Deferred Revenue

The Company receives up-front fees in connection with certain contracts. In accordance with ASC 606, the up-front fees are recorded as a contract liability only to the extent a legally enforceable contract exists.  Accordingly, the up-front fees allocated to a contract’s termination notification period, typically varying periods up to 180 days, are recorded as deferred revenue, while the fees that extend beyond the notification period are classified as customer arrangements with termination rights.

Revenues of $0.3 million and $0.3 million were recognized during the three months ended June 30, 2019 and 2018, respectively, and revenues of $3.4 million and $4.2 million were recognized during the six months ended June 30, 2019 and 2018, respectively, from amounts included in deferred revenue at December 31, 2018 and January 1, 2018, respectively.  The Company expects to recognize the majority of its deferred revenue as of June 30, 2019 over the next 180 days.

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

The impact of the adoption of ASC 842 to the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 was not material. The Company’s net cash provided by operating activities for the six months ended June 30, 2019 did not change due to the adoption of ASC 842.

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

Leases

The Company primarily leases facilities for its corporate headquarters, many of its customer engagement centers, several regional support offices and data centers. These leases are classified as operating leases and are included in “Operating lease right-of-use assets,” “Operating lease liabilities” and “Long-term operating lease liabilities” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2019. The Company has no finance leases.

Lease terms for the Company’s leases are generally three to 20 years with renewal options typically ranging from one month to five years and largely require the Company to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs in addition to a base or fixed rent. The Company's operating leases have remaining lease terms of one month to 13 years as of June 30, 2019.

The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.

The Company subleases certain of its facilities that have been abandoned before the expiration of the lease term.  Operating lease costs on abandoned facilities is reduced by sublease income and included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations. The Company’s sublease arrangements do not contain renewal options or restrictive covenants. The Company’s subleases have varying remaining lease terms extending through 2025, and future contractual sublease income is expected to be $13.9 million over the remaining lease terms.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense were as follows (in thousands):

	Statement of Operations Location	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	Direct salaries and related costs	$58	$133
Operating lease cost	General and administrative	15,008	29,815
Short-term lease cost	General and administrative	390	813
Variable lease cost	Direct salaries and related costs	(3)	(1)
Variable lease cost	General and administrative	1,273	2,310
Sublease income	General and administrative	(569)	(997)
		$16,157	$32,073

Supplemental cash flow information related to leases was as follows (in thousands):

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities - operating cash flows	$29,119
Right-of-use assets obtained in exchange for new operating lease liabilities	10,663

Additional supplemental information related to leases was as follows:

June 30, 2019
Weighted average remaining lease term of operating leases	5.5 years
Weighted average discount rate of operating leases	3.7%

Maturities of operating lease liabilities as of June 30, 2019 were as follows (in thousands):

Amount
2019 (remainder of the year)	$25,012
2020	56,277
2021	49,779
2022	38,193
2023	24,721
2024 and thereafter	54,329
Total future lease payments	248,311
Less: Imputed interest	25,258
Present value of future lease payments	223,053
Less: Operating lease liabilities	48,864
Long-term operating lease liabilities	$174,189

As of June 30, 2019, the Company had additional operating leases for customer engagement centers that had not yet commenced with future lease payments of $2.9 million. These operating leases will commence during the third quarter of 2019 with lease terms between 2 and 8 years.

Disclosures related to periods prior to adoption of ASC 842

Rental expense under operating leases, primarily included in “General and administrative” in the accompanying Condensed Consolidated Statement of Operations, for the three and six months ended June 30, 2018 was $18.6 million and $34.6 million, respectively.

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

The Company’s actions under both the Americas 2018 and 2019 Exit Plans are anticipated to result in general and administrative cost savings and lower depreciation expense.

The cumulative costs expected and incurred to date related to cash and non-cash expenditures resulting from the Americas 2018 Exit Plan and the Americas 2019 Exit Plan are outlined below as of June 30, 2019 (in thousands):

	Americas 2018 Exit Plan	Americas 2019 Exit Plan
Lease obligations and facility exit costs (1)	$7,073	$54
Severance and related costs (2)	3,426	191
Severance and related costs (1)	1,045	2,169
Non-cash impairment charges	5,875	1,582
Other non-cash charges	—	244
	$17,419	$4,240

(1) Included in “General and administrative” costs.

(2) Included in “Direct salaries and related costs.”

During the three months ended June 30, 2019, the Company incurred an additional $0.5 million above the amount previously expected under the Americas 2019 Exit Plan, primarily due to the refinement of previous estimates. The Company has paid a total of $11.0 million in cash through June 30, 2019, of which $10.2 million related to the Americas 2018 Exit Plan and $0.8 million related to the Americas 2019 Exit Plan.

The following table summarizes the accrued liability and related charges for the three months ended June 30, 2019 (in thousands):

	Americas 2018 Exit Plan			Americas 2019 Exit Plan
	Lease Obligations and Facility Exit Costs	Severance and Related Costs	Total	Lease Obligations and Facility Exit Costs	Severance and Related Costs	Total
Balance at the beginning of the period	$162	$495	$657	$—	$1,040	$1,040
Charges (reversals) included in "Direct salaries and related costs"	—	(3)	(3)	—	184	184
Charges (reversals) included in "General and administrative"	—	(9)	(9)	54	1,079	1,133
Cash payments	(33)	(261)	(294)	—	(742)	(742)
Balance at the end of the period	$129	$222	$351	$54	$1,561	$1,615

The following table summarizes the accrued liability and related charges for the six months ended June 30, 2019 (in thousands):

	Americas 2018 Exit Plan			Americas 2019 Exit Plan
	Lease Obligations and Facility Exit Costs	Severance and Related Costs	Total	Lease Obligations and Facility Exit Costs	Severance and Related Costs	Total
Balance at the beginning of the period	$1,769	$817	$2,586	$—	$—	$—
Charges (reversals) included in "Direct salaries and related costs"	—	(3)	(3)	—	191	191
Charges (reversals) included in "General and administrative"	(4)	10	6	54	2,169	2,223
Cash payments	(298)	(602)	(900)	—	(799)	(799)
Balance sheet reclassifications (1)	(1,338)	—	(1,338)	—	—	—
Balance at the end of the period	$129	$222	$351	$54	$1,561	$1,615

(1) Consists of the reclassification from the restructuring liability to “Operating lease liabilities” and “Long-term operating lease liabilities” upon adoption of ASC 842 on January 1, 2019.

The following table summarizes the accrued liability and related charges for the three and six months ended June 30, 2018 (in thousands):

	Americas 2018 Exit Plan
	Lease Obligations and Facility Exit Costs	Severance and Related Costs	Total
Balance at the beginning of the period	$—	$—	$—
Charges (reversals) included in "Direct salaries and related costs"	—	402	402
Charges (reversals) included in "General and administrative"	3,028	219	3,247
Cash payments	(429)	(131)	(560)
Balance sheet reclassifications (1)	216	—	216
Balance at the end of the period	$2,815	$490	$3,305

(1) Consists of the reclassification of deferred rent balances to the restructuring liability for locations subject to closure.

Restructuring Liability Classification

The following table summarizes the Company’s short-term and long-term accrued liabilities associated with its Americas 2018 and 2019 Exit Plans (in thousands):

	Americas 2018 Exit Plan		Americas 2019 Exit Plan
	June 30, 2019	December 31, 2018	June 30, 2019
Lease obligations and facility exit costs:
Included in "Accounts payable"	$—	$100	$54
Included in "Other accrued expenses and current liabilities"	74	952	—
Included in "Other long-term liabilities"	55	717	—
	129	1,769	54
Severance and related costs:
Included in "Accrued employee compensation and benefits"	222	793	1,553
Included in "Other accrued expenses and current liabilities"	—	24	8
	222	817	1,561
	$351	$2,586	$1,615

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

The Company's assets and liabilities measured at fair value on a recurring basis subject to the requirements of ASC 820 consist of the following (in thousands):

		Fair Value Measurements Using:
	Balance at	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2019	Level 1	Level 2	Level 3
Assets:
Foreign currency contracts (1)	$3,265	$—	$3,265	$—
Equity investments held in rabbi trust for the Deferred Compensation Plan (2)	9,101	9,101	—	—
Debt investments held in rabbi trust for the Deferred Compensation Plan (2)	4,778	4,778	—	—
	$17,144	$13,879	$3,265	$—
Liabilities:
Foreign currency contracts (1)	$172	$—	$172	$—
	$172	$—	$172	$—

		Fair Value Measurements Using:
	Balance at	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2018	Level 1	Level 2	Level 3
Assets:
Foreign currency contracts (1)	$1,068	$—	$1,068	$—
Embedded derivatives (1)	10	—	—	10
Equity investments held in rabbi trust for the Deferred Compensation Plan (2)	8,075	8,075	—	—
Debt investments held in rabbi trust for the Deferred Compensation Plan (2)	3,367	3,367	—	—
	$12,520	$11,442	$1,068	$10
Liabilities:
Foreign currency contracts (1)	$2,895	$—	$2,895	$—
Embedded derivatives (1)	369	—	—	369
	$3,264	$—	$2,895	$369

(1) See Note 7, Financial Derivatives, for the classification in the accompanying Condensed Consolidated Balance Sheets.

(2) Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheets.  See Note 8, Investments Held in Rabbi Trust.

Reconciliations of Fair Value Measurements Categorized within Level 3 of the Fair Value Hierarchy

Embedded Derivatives in Lease Agreements

A rollforward of the net asset (liability) activity in the Company’s fair value of the embedded derivatives is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Balance at the beginning of the period	$—	$(409)	$(359)	$(527)
Derecognition of embedded derivatives (1)	—	—	359	—
Gains (losses) recognized in "Other income (expense), net"	—	(252)	—	(165)
Settlements	—	38	—	80
Effect of foreign currency	—	25	—	14
Balance at the end of the period	$—	$(598)	$—	$(598)
Change in unrealized gains (losses) included in "Other income (expense), net" related to embedded derivatives held at the end of the period	$—	$(253)	$—	$(171)

(1) Derecognition upon adoption of ASC 842 on January 1, 2019. See Note 3, Leases, for more information.

Non-Recurring Fair Value

Certain assets, under certain conditions, are measured at fair value on a nonrecurring basis utilizing Level 3 inputs, including goodwill, intangible assets, long-lived assets, ROU assets and equity method investments. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if these assets were determined to be impaired. The adjusted carrying values for assets measured at fair value on a nonrecurring basis (no liabilities) subject to the requirements of ASC 820 were not material at June 30, 2019 and December 31, 2018.

The following table summarizes the total impairment losses related to nonrecurring fair value measurements of certain assets (no liabilities) subject to the requirements of ASC 820 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Americas:
Property and equipment, net	$—	$(5,175)	$(343)	$(8,701)
Operating lease right-of-use assets	(129)	—	(1,368)	—
	$(129)	$(5,175)	$(1,711)	$(8,701)

In connection with the closure of certain under-utilized customer contact management centers and the consolidation of leased space in the U.S. and Canada, the Company recorded impairment charges during the three and six months ended June 30, 2019 and 2018 related to the exit of leased facilities as well as leasehold improvements, equipment, furniture and fixtures which were not recoverable. See Note 4, Costs Associated with Exit and Disposal Activities, for further information.

Note 6. Goodwill and Intangible Assets

Intangible Assets

The following table presents the Company’s purchased intangible assets as of June 30, 2019 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Intangible assets subject to amortization:
Customer relationships	$190,290	$(114,031)	$76,259	10
Trade names and trademarks	19,219	(11,750)	7,469	8
Non-compete agreements	2,742	(2,022)	720	3
Content library	513	(513)	—	2
Proprietary software	1,040	(795)	245	4
Intangible assets not subject to amortization:
Domain names	80,816	—	80,816	N/A
	$294,620	$(129,111)	$165,509	5

The following table presents the Company’s purchased intangible assets as of December 31, 2018 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Intangible assets subject to amortization:
Customer relationships	$189,697	$(106,502)	$83,195	10
Trade names and trademarks	19,236	(10,594)	8,642	8
Non-compete agreements	2,746	(1,724)	1,022	3
Content library	517	(517)	—	2
Proprietary software	1,040	(725)	315	4
Intangible assets not subject to amortization:
Domain names	80,857	—	80,857	N/A
	$294,093	$(120,062)	$174,031	5

The Company’s estimated future amortization expense for the succeeding years relating to the purchased intangible assets resulting from acquisitions completed prior to June 30, 2019 is as follows (in thousands):

Years Ending December 31,	Amount
2019 (remainder of the year)	8,274
2020	14,011
2021	9,422
2022	8,121
2023	7,273
2024	7,027
2025 and thereafter	30,565

Goodwill

Changes in goodwill for the six months ended June 30, 2019 consisted of the following (in thousands):

	January 1, 2019	Acquisition- Related (1)	Effect of Foreign Currency	June 30, 2019
Americas	$255,436	$1,202	$2,554	$259,192
EMEA	47,081	(124)	(99)	46,858
	$302,517	$1,078	$2,455	$306,050

Changes in goodwill for the year ended December 31, 2018 consisted of the following (in thousands):

	January 1, 2018	Acquisition- Related (1)	Effect of Foreign Currency	December 31, 2018
Americas	$258,496	$2,175	$(5,235)	$255,436
EMEA	10,769	36,361	(49)	47,081
	$269,265	$38,536	$(5,284)	$302,517

(1) See Note 1, Overview and Basis of Presentation, for further information. The year ended December 31, 2018 includes the goodwill recorded upon acquisition, while the six months ended June 30, 2019 includes the impact of adjustments to acquired goodwill upon finalization of working capital adjustments and the tax analysis of WhistleOut’s assets acquired and liabilities assumed.

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

The Qelp and Clearlink reporting units are at risk of future impairment if projected operating results are not met or other inputs into the fair value measurement change.  However, as of June 30, 2019, the Company believes there were no indicators of impairment related to Qelp’s $10.1 million of goodwill and Clearlink’s $72.3 million of goodwill. Additionally, as of June 30, 2019, the Company noted no indicators of impairment related to Symphony’s $36.7 million of goodwill, recorded as a result of the acquisition on November 1, 2018.

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

The deferred gains (losses) and related taxes on the Company’s cash flow hedges recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) in the accompanying Condensed Consolidated Balance Sheets were as follows (in thousands):

	June 30, 2019	December 31, 2018
Deferred gains (losses) in AOCI	$2,733	$(1,825)
Tax on deferred gains (losses) in AOCI	(97)	(39)
Deferred gains (losses) in AOCI, net of taxes	$2,636	$(1,864)
Deferred gains (losses) expected to be reclassified to "Revenues" from AOCI during the next twelve months	$2,733

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

The Company had the following outstanding foreign currency forward contracts and options, and embedded derivatives (in thousands):

	June 30, 2019		December 31, 2018
Contract Type	Notional Amount in USD	Settle Through Date	Notional Amount in USD	Settle Through Date
Cash flow hedges:
Options:
US Dollars/Philippine Pesos	$41,250	June 2020	$26,250	December 2019
Forwards:
US Dollars/Philippine Pesos	6,000	September 2019	39,000	September 2019
US Dollars/Costa Rican Colones	42,000	June 2020	67,000	December 2019
Euros/Hungarian Forints	1,569	December 2019	—	—
Euros/Romanian Leis	8,427	December 2019	—	—
Non-designated hedges:
Forwards	20,031	November 2021	19,261	November 2021
Embedded derivatives	—	—	14,069	April 2030

Master netting agreements exist with each respective counterparty to reduce credit risk by permitting net settlement of derivative positions. In the event of default by the Company or one of its counterparties, these agreements include a set-off clause that provides the non-defaulting party the right to net settle all derivative transactions, regardless of the currency and settlement date.  The maximum amount of loss due to credit risk that, based on gross fair value, the Company would incur if parties to the derivative transactions that make up the concentration failed to perform according to the terms of the contracts was $3.3 million and $1.1 million as of June 30, 2019 and December 31, 2018, respectively.  After consideration of these netting arrangements and offsetting positions by counterparty, the total net settlement amount as it relates to these positions are asset positions of $3.3 million and $1.1 million as of June 30, 2019 and December 31, 2018, respectively, and liability positions of $0.2 million and $2.9 million as of June 30, 2019 and December 31, 2018, respectively.

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

The following tables present the fair value of the Company’s derivative instruments included in the accompanying Condensed Consolidated Balance Sheets (in thousands):

		Derivative Assets
	Balance Sheet Location	June 30, 2019	December 31, 2018
Derivatives designated as cash flow hedging instruments:
Foreign currency contracts	Other current assets	$3,167	$1,038
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	55	30
Foreign currency contracts	Deferred charges and other assets	43	—
Embedded derivatives	Other current assets	—	10
Total derivative assets		$3,265	$1,078

		Derivative Liabilities
	Balance Sheet Location	June 30, 2019	December 31, 2018
Derivatives designated as cash flow hedging instruments:
Foreign currency contracts	Other accrued expenses and current liabilities	$7	$2,604
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other accrued expenses and current liabilities	165	247
Foreign currency contracts	Other long-term liabilities	—	44
Embedded derivatives	Other accrued expenses and current liabilities	—	8
Embedded derivatives	Other long-term liabilities	—	361
Total derivative liabilities		$172	$3,264

The following table presents the effect of the Company’s derivative instruments included in the accompanying condensed consolidated financial statements (in thousands):

	Location of Gains	Three Months Ended June 30,		Six Months Ended June 30,
	(Losses) in Net Income	2019	2018	2019	2018
Revenues		$389,006	$396,785	$791,931	$811,156

Derivatives designated as cash flow hedging instruments:
Gains (losses) recognized in AOCI:
Foreign currency contracts		3,586	(305)	4,769	(3,001)
Gains (losses) reclassified from AOCI:
Foreign currency contracts	Revenues	631	193	130	436
Derivatives not designated as hedging instruments:
Gains (losses) recognized from foreign currency contracts	Other income (expense), net	$(432)	$(93)	$(465)	$(1,262)
Gains (losses) recognized from embedded derivatives	Other income (expense), net	—	(252)	—	(165)
		$(432)	$(345)	$(465)	$(1,427)

Note 8.  Investments Held in Rabbi Trust

The Company’s investments held in rabbi trust, classified as trading securities and included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheets, at fair value, consist of the following (in thousands):

	June 30, 2019		December 31, 2018
	Cost	Fair Value	Cost	Fair Value
Mutual funds	$9,744	$13,879	$8,864	$11,442

The mutual funds held in rabbi trust were 66% equity-based and 34% debt-based as of June 30, 2019. Net investment gains (losses) included in “Other income (expense), net” in the accompanying Condensed Consolidated Statements of Operations consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net realized gains (losses) from sale of trading securities	$5	$27	$66	$32
Dividend and interest income	53	43	82	68
Net unrealized holding gains (losses)	368	72	1,458	17
	$426	$142	$1,606	$117

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

The 2019 Credit Agreement matures on February 14, 2024, and had outstanding borrowings of $92.0 million at June 30, 2019 and the 2015 Credit Agreement had outstanding borrowings of $102.0 million at December 31, 2018, included in “Long-term debt” in the accompanying Condensed Consolidated Balance Sheets.

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

The following table presents information related to our credit agreements (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Average daily utilization	$89,593	$100,110	$92,779	$110,691
Interest expense (1)	$922	$915	$1,884	$1,916
Weighted average interest rate (1)	4.1%	3.7%	4.1%	3.5%

(1) Excludes the amortization of deferred loan fees and includes the commitment fee.

In January 2018, the Company repaid $175.0 million of long-term debt outstanding under its 2015 Credit Agreement, primarily using funds repatriated from its foreign subsidiaries.

Note 10. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) consist of the following (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Net Investment Hedge	Unrealized Gain (Loss) on Cash Flow Hedging Instruments	Unrealized Actuarial Gain (Loss) Related to Pension Liability	Unrealized Gain (Loss) on Postretirement Obligation	Total
Balance at January 1, 2018	$(36,315)	$1,046	$2,471	$1,574	$120	$(31,104)
Pre-tax amount	(22,158)	—	(4,287)	783	—	(25,662)
Tax (provision) benefit	—	—	84	47	—	131
Reclassification of (gain) loss to net income	—	—	6	(66)	(80)	(140)
Foreign currency translation	220	—	(138)	(82)	—	—
Balance at December 31, 2018	(58,253)	1,046	(1,864)	2,256	40	(56,775)
Pre-tax amount	3,680	—	4,769	—	—	8,449
Tax (provision) benefit	—	—	(101)	6	—	(95)
Reclassification of (gain) loss to net income	—	—	(85)	(48)	(10)	(143)
Foreign currency translation	21	—	(83)	62	—	—
Balance at June 30, 2019	$(54,552)	$1,046	$2,636	$2,276	$30	$(48,564)

The following table summarizes the amounts reclassified to net income from accumulated other comprehensive income (loss) and the associated line item in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Statements of Operations
	2019	2018	2019	2018	Location
Gain (loss) on cash flow hedging instruments: (1)
Pre-tax amount	$631	$193	$130	$436	Revenues
Tax (provision) benefit	(35)	17	(45)	24	Income taxes
Reclassification to net income	596	210	85	460
Actuarial gain (loss) related to pension liability: (2)
Pre-tax amount	21	14	42	29	Other income (expense), net
Tax (provision) benefit	3	3	6	6	Income taxes
Reclassification to net income	24	17	48	35
Gain (loss) on postretirement obligation: (2),(3)
Reclassification to net income	5	10	10	20	Other income (expense), net
	$625	$237	$143	$515

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

Note 11. Income Taxes

The Company’s effective tax rates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Effective tax rate	18.0%	-45.0%	23.7%	1.2%

The increase in the effective tax rate for the three months ended June 30, 2019 as compared to 2018 was primarily due to a $3.2 million decrease in benefit associated with the settlement of tax audits and ancillary issues recognized in the prior period. The increase was also affected by shifts in earnings among the various jurisdictions in which the Company operates. Several additional factors, none of which were individually material, also impacted the rate. The difference between the Company’s effective tax rate as compared to the U.S. statutory federal tax rate of 21.0% was primarily due to the aforementioned factors as well as the recognition of net tax benefits resulting from foreign tax rate differentials, income earned in certain tax holiday jurisdictions and tax credits, offset by the tax impact of permanent differences, state income and foreign withholding taxes.

The increase in the effective tax rate for the six months ended June 30, 2019 as compared to 2018 was primarily due to a $3.4 million decrease in discrete tax benefit from the aforementioned settlement of tax audits and ancillary matters. The increase was also affected by shifts in earnings among the various jurisdictions in which the Company operates. Several additional factors, none of which were individually material, also impacted the rate. The difference between the Company’s effective tax rate as compared to the U.S. statutory federal tax rate of 21.0% was primarily due to the aforementioned factors as well as the recognition of net tax benefits resulting from foreign tax rate differentials, income earned in certain tax holiday jurisdictions and tax credits, offset by the tax impact of permanent differences, state income and foreign withholding taxes.

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

The numbers of shares used in the earnings per share computation were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic:
Weighted average common shares outstanding	42,038	42,125	42,107	42,035
Diluted:
Dilutive effect of stock appreciation rights, restricted stock, restricted stock units and shares held in rabbi trust	56	35	93	162
Total weighted average diluted shares outstanding	42,094	42,160	42,200	42,197
Anti-dilutive shares excluded from the diluted earnings per share calculation	207	31	164	6

On August 18, 2011, the Company’s Board of Directors (the “Board”) authorized the Company to purchase up to 5.0 million shares of its outstanding common stock (the “2011 Share Repurchase Program”). On March 16, 2016, the Board authorized an increase of 5.0 million shares to the 2011 Share Repurchase Program for a total of 10.0 million shares.  A total of 6.0 million shares have been repurchased under the 2011 Share Repurchase Program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price, management discretion and general market conditions. The 2011 Share Repurchase Program has no expiration date.

The shares repurchased under the Company’s 2011 Share Repurchase Program during the three and six months ended June 30, 2019 were as follows (none in 2018) (in thousands, except per share amounts):

	Total Number of Shares	Range of Prices Paid Per Share		Total Cost of Shares
For the Three and Six Months Ended:	Repurchased	Low	High	Repurchased
June 30, 2019	771	$24.72	$27.30	$20,178

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

The Company received a state audit assessment and is currently rebutting the position. The Company has determined that the likelihood of a liability is reasonably possible and developed a range of possible loss up to $1.4 million, net of federal benefit.

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

Note 14. Defined Benefit Pension Plan and Postretirement Benefits

Defined Benefit Pension Plans

The following table provides information about the net periodic benefit cost for the Company’s pension plans (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Service cost	$100	$109	$198	$223
Interest cost	62	48	124	98
Recognized actuarial (gains)	(21)	(14)	(42)	(29)
	$141	$143	$280	$292

The Company’s service cost for its qualified pension plans was included in “Direct salaries and related costs” and “General and administrative” costs in its Condensed Consolidated Statements of Operations for the three and six months ended June 30, 3019 and 2018. The remaining components of net periodic benefit cost were included in “Other income (expense), net” in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018.

Employee Retirement Savings Plans

The Company maintains a 401(k) plan covering defined employees who meet established eligibility requirements. Under the plan provisions, the Company matches 50% of participant contributions to a maximum matching amount of 2% of participant compensation. The Company’s contributions included in the accompanying Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
401(k) plan contributions	$419	$344	$885	$803

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

	June 30, 2019	December 31, 2018
Postretirement benefit obligation	$8	$12
Unrealized gains (losses) in AOCI (1)	30	40

(1) Unrealized gains (losses) are due to changes in discount rates related to the postretirement obligation.

Note 15. Stock-Based Compensation

The Company’s Board of Directors adopted the Sykes Enterprises, Incorporated 2019 Equity Incentive Plan (the “2019 Plan”) on March 12, 2019. The 2019 Plan was approved by the shareholders at the May 2019 annual shareholder meeting. The 2019 Plan replaced and superseded the Company’s 2011 Equity Incentive Plan (the “2011 Plan”). The outstanding awards granted under the 2011 Plan will remain in effect until their exercise, expiration or termination. The 2019 Plan permits the grant of restricted stock, stock appreciation rights, stock options and other stock-based awards to certain employees of, and certain non-employees who provide services to, the Company in order to encourage them to remain in the employment of, or to faithfully provide services to, the Company and to increase their interest in the Company’s success.

The Company’s stock-based compensation plans include the 2019 Plan for employees and certain non-employees, the Non-Employee Director Fee Plan for non-employee directors and the Deferred Compensation Plan for certain eligible employees. Stock-based awards under these plans may consist of common stock, stock options, cash-settled or stock-settled stock appreciation rights, restricted stock and other stock-based awards.  The Company issues stock and uses treasury stock to satisfy stock option exercises or vesting stock awards. The methods and assumptions used in the determination of the fair value of stock-based awards are consistent with those described in the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The following table summarizes the stock-based compensation expense (primarily in the Americas) and income tax benefits related to the stock-based compensation, both plan and non-plan related (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Stock-based compensation (expense) (1)	$(2,200)	$(1,673)	$(4,090)	$(3,750)
Income tax benefit (2)	528	402	982	900

(1) Included in "General and administrative" costs in the accompanying Condensed Consolidated Statements of Operations.

(2) Included in "Income taxes" in the accompanying Condensed Consolidated Statements of Operations.

During the six months ended June 30, 2019, the Company granted 338,732 performance-based restricted shares and 169,367 employment-based restricted stock units under the Company’s 2011 Plan, all at a weighted average grant-date fair value of $28.43 per share.

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

Information about the Company’s reportable segments is as follows (in thousands):

	Americas	EMEA	Other (1)	Consolidated
Three Months Ended June 30, 2019:
Revenues	$310,307	$78,676	$23	$389,006
Percentage of revenues	79.8%	20.2%	0.0%	100.0%
Depreciation, net	$10,659	$1,628	$765	$13,052
Amortization of intangibles	$3,288	$839	$—	$4,127
Income (loss) from operations	$26,584	$4,661	$(15,990)	$15,255
Total other income (expense), net			(1,520)	(1,520)
Income taxes			(2,466)	(2,466)
Net income				$11,269
Three Months Ended June 30, 2018:
Revenues	$327,041	$69,720	$24	$396,785
Percentage of revenues	82.4%	17.6%	0.0%	100.0%
Depreciation, net	$12,335	$1,476	$749	$14,560
Amortization of intangibles	$3,415	$214	$—	$3,629
Income (loss) from operations	$19,824	$2,220	$(15,584)	$6,460
Total other income (expense), net			(1,511)	(1,511)
Income taxes			2,229	2,229
Net income				$7,178
Six Months Ended June 30, 2019:
Revenues	$635,084	$156,804	$43	$791,931
Percentage of revenues	80.2%	19.8%	0.0%	100.0%
Depreciation, net	$22,166	$3,254	$1,529	$26,949
Amortization of intangibles	$6,726	$1,687	$—	$8,413
Income (loss) from operations	$56,652	$6,152	$(30,797)	$32,007
Total other income (expense), net			(1,903)	(1,903)
Income taxes			(7,148)	(7,148)
Net income				$22,956
Six Months Ended June 30, 2018:
Revenues	$667,762	$143,347	$47	$811,156
Percentage of revenues	82.3%	17.7%	0.0%	100.0%
Depreciation, net	$25,018	$2,887	$1,491	$29,396
Amortization of intangibles	$7,407	$435	$—	$7,842
Income (loss) from operations	$45,688	$6,859	$(31,803)	$20,744
Total other income (expense), net			(2,391)	(2,391)
Income taxes			(227)	(227)
Net income				$18,126

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

The following table represents a disaggregation of revenue from contracts with customers by geographic location and by the reportable segment for each category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Americas:
United States	$144,736	$165,648	$306,768	$337,094
The Philippines	58,793	56,571	114,871	116,657
Costa Rica	31,579	30,973	62,296	63,048
Canada	24,506	24,828	50,070	52,017
El Salvador	20,067	20,584	40,543	40,595
People's Republic of China	8,905	8,149	17,808	17,497
Australia	7,328	7,700	14,957	15,402
Mexico	7,075	5,632	13,632	11,950
Colombia	4,746	4,636	9,444	8,691
Other	2,572	2,320	4,695	4,811
Total Americas	310,307	327,041	635,084	667,762
EMEA:
Germany	22,813	22,404	46,677	46,579
United Kingdom	17,733	11,960	34,618	25,307
Sweden	13,401	13,674	27,041	27,804
Romania	7,881	8,191	16,393	16,327
Other	16,848	13,491	32,075	27,330
Total EMEA	78,676	69,720	156,804	143,347
Total Other	23	24	43	47
	$389,006	$396,785	$791,931	$811,156

Revenues are attributed to countries based on location of customer, except for revenues for The Philippines, Costa Rica, the People’s Republic of China and India, which are primarily comprised of customers located in the U.S. but serviced by centers in those respective geographic locations.

Note 17. Other Income (Expense)

Other income (expense), net consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Foreign currency transaction gains (losses)	$(361)	$641	$(537)	$2,089
Gains (losses) on derivative instruments not designated as hedges	(432)	(345)	(465)	(1,427)
Net investment gains (losses) on investments held in rabbi trust	426	142	1,606	117
Other miscellaneous income (expense)	(166)	(975)	(527)	(1,161)
	$(533)	$(537)	$77	$(382)

Note 18. Related Party Transactions

In January 2008, the Company entered into a lease for a customer engagement center located in Kingstree, South Carolina. The landlord, Kingstree Office One, LLC, is an entity controlled by John H. Sykes, the founder, former Chairman and former Chief Executive Officer of the Company and the father of Charles Sykes, President and Chief Executive Officer of the Company. The lease payments on the 20-year lease were negotiated at or below market rates, and the lease is cancellable at the option of the Company. The Company paid $0.1 million to the landlord during both the three months ended June 30, 2019 and 2018 and $0.2 million during both the six months ended June 30, 2019 and 2018 under the terms of the lease.

The Company contracted to receive services from XSell, an equity method investee, for $0.1 million during the three months ended June 30, 2018 (none in 2019), and less than $0.1 million and $0.1 million during the six months ended June 30, 2019 and 2018, respectively.  These related party transactions occurred in the normal course of business on terms and conditions that are similar to those of transactions with unrelated parties and, therefore, were measured at the exchange amount.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Sykes Enterprises, Incorporated

400 North Ashley Drive

Tampa, Florida

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries (the "Company") as of June 30, 2019, the related condensed consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the three- and six-month periods ended June 30, 2019 and 2018, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

August 2, 2019

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

Executive Summary

We are a leading provider of multichannel demand generation and global comprehensive customer engagement services. We provide differentiated full lifecycle customer engagement solutions and services primarily to Global 2000 companies and their end customers, principally in the financial services, communications, technology, transportation & leisure, healthcare and other industries. Our differentiated full lifecycle management services platform effectively engages customers at every touchpoint within the customer journey, including digital marketing and acquisition, sales expertise, customer service, technical support and retention, many of which can be optimized by a suite of robotic process optimization (“RPA”) and artificial intelligence (“AI”) solutions. We serve our clients through two geographic operating regions: the Americas (United States, Canada, Latin America, Australia and the Asia Pacific Rim) and EMEA (Europe, the Middle East and Africa). Our Americas and EMEA regions primarily provide customer engagement solutions and services with an emphasis on inbound multichannel demand generation, customer service and technical support to our clients’ customers. These services, which represented 97.4% and 99.4% of consolidated revenues during the three months ended June 30, 2019 and 2018, respectively, and 97.8% and

99.4% of consolidated revenues during the six months ended June 30, 2019 and 2018, respectively, are delivered through multiple communication channels including phone, e-mail, social media, text messaging, chat and digital self-service. We also provide various enterprise support services in the United States (“U.S.”) that include services for our clients’ internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, we also provide fulfillment services, which include order processing, payment processing, inventory control, product delivery and product returns handling. Additionally, through our acquisition of RPA provider Symphony Ventures Ltd (“Symphony”) coupled with our investment in AI through XSell Technologies, Inc. (“XSell”), we also provide a suite of solutions such as consulting, implementation, hosting and managed services that optimizes our differentiated full lifecycle management services platform. Our complete service offering helps our clients acquire, retain and increase the lifetime value of their customer relationships. We have developed an extensive global reach with customer engagement centers across six continents, including North America, South America, Europe, Asia, Australia and Africa.  We deliver cost-effective solutions that generate demand, enhance the customer service experience, promote stronger brand loyalty, and bring about high levels of performance and profitability.

Recent Developments

Exit Plans

Americas 2019 Exit Plan

During the first quarter of 2019, we initiated a restructuring plan to simplify and refine our operating model in the U.S. (the “Americas 2019 Exit Plan”), in part to improve agent attrition and absenteeism. The Americas 2019 Exit Plan includes, but is not limited to, closing customer contact management centers, consolidating leased space in various locations in the U.S. and management reorganization. We expect to finalize the actions under the Americas 2019 Exit Plan by December 2019. Annualized savings of $7.1 million are expected as a result of these actions, primarily related to reduced general and administrative costs and lower depreciation.

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

Results of Operations

The following table sets forth, for the periods indicated, the amounts presented in the accompanying Condensed Consolidated Statements of Operations as well as the change between the respective periods:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2019	2018	$ Change	2019	2018	$ Change
Revenues	$389,006	$396,785	$(7,779)	$791,931	$811,156	$(19,225)
Operating expenses:
Direct salaries and related costs	252,161	264,924	(12,763)	513,889	539,996	(26,107)
General and administrative	104,282	102,037	2,245	208,962	204,477	4,485
Depreciation, net	13,052	14,560	(1,508)	26,949	29,396	(2,447)
Amortization of intangibles	4,127	3,629	498	8,413	7,842	571
Impairment of long-lived assets	129	5,175	(5,046)	1,711	8,701	(6,990)
Total operating expenses	373,751	390,325	(16,574)	759,924	790,412	(30,488)
Income from operations	15,255	6,460	8,795	32,007	20,744	11,263

Other income (expense):
Interest income	192	175	17	377	346	31
Interest (expense)	(1,179)	(1,149)	(30)	(2,357)	(2,355)	(2)
Other income (expense), net	(533)	(537)	4	77	(382)	459
Total other income (expense), net	(1,520)	(1,511)	(9)	(1,903)	(2,391)	488

Income before income taxes	13,735	4,949	8,786	30,104	18,353	11,751
Income taxes	2,466	(2,229)	4,695	7,148	227	6,921
Net income	$11,269	$7,178	$4,091	$22,956	$18,126	$4,830

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

Revenues

	Three Months Ended June 30,
	2019		2018
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change
Americas	$310,307	79.8%	$327,041	82.4%	$(16,734)
EMEA	78,676	20.2%	69,720	17.6%	8,956
Other	23	0.0%	24	0.0%	(1)
Consolidated	$389,006	100.0%	$396,785	100.0%	$(7,779)

Consolidated revenues decreased $7.8 million, or 2.0%, for the three months ended June 30, 2019 from the comparable period in 2018.

The decrease in Americas’ revenues was due to end-of-life client programs of $17.8 million, lower volumes from existing clients of $7.8 million and an unfavorable foreign currency impact of $2.6 million, partially offset by new clients of $11.5 million. Revenues from our offshore operations represented 43.1% of Americas’ revenues in 2019, compared to 39.4% for the comparable period in 2018.

The increase in EMEA’s revenues was due to new clients of $9.0 million and higher volumes from existing clients of $6.3 million, partially offset by end-of-life client programs of $1.2 million and an unfavorable foreign currency impact of $5.1 million.

On a consolidated basis, we had 47,400 brick-and-mortar seats as of June 30, 2019, a decrease of 3,800 seats from the comparable period in 2018, primarily due to the capacity rationalization resulting from the 2018 Americas Exit Plan. The capacity utilization rate on a combined basis was 71% compared to 70% in the comparable period in 2018.

On a segment basis, 39,700 seats were located in the Americas, a decrease of 4,200 seats from the comparable period in 2018, and 7,700 seats were located in EMEA, an increase of 400 seats from the comparable period in 2018. The capacity utilization rate for the Americas in 2019 was 70%, compared to 68% in the comparable period in 2018, up primarily due to our capacity rationalization. The capacity utilization rate for EMEA in 2019 was 74%, compared to 77% in the comparable period in 2018, down primarily due to expansion and the utilization of our at-home platform as a complement to our brick-and-mortar facilities. We strive to attain a capacity utilization rate of 85% at each of our locations.

Direct Salaries and Related Costs

	Three Months Ended June 30,
	2019		2018
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$197,879	63.8%	$214,502	65.6%	$(16,623)	-1.8%
EMEA	54,282	69.0%	50,422	72.3%	3,860	-3.3%
Consolidated	$252,161	64.8%	$264,924	66.8%	$(12,763)	-2.0%

The decrease of $12.8 million in direct salaries and related costs included a favorable foreign currency impact of $2.7 million in the Americas and a favorable foreign currency impact of $3.7 million in EMEA.

The decrease in Americas’ direct salaries and related costs, as a percentage of revenues, was primarily attributable to lower compensation costs of 1.8% driven by an increase in agent productivity principally within the financial services and communications verticals in the current period, lower communications costs of 0.4%, lower customer-acquisition advertising costs of 0.2% and lower other costs of 0.2%, partially offset by higher recruiting costs of 0.4%, higher dues and subscription costs of 0.2% and higher travel costs of 0.2%.

The decrease in EMEA’s direct salaries and related costs, as a percentage of revenues, was primarily attributable to lower compensation costs of 3.9% driven by an increase in agent productivity principally within the financial services vertical in the current period, lower recruiting costs of 0.2% and lower other costs of 0.4%, partially offset by higher fulfillment materials costs of 0.9% and higher travel costs of 0.3%.

General and Administrative

	Three Months Ended June 30,
	2019		2018
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$71,768	23.1%	$71,790	22.0%	$(22)	1.1%
EMEA	17,266	21.9%	15,388	22.1%	1,878	-0.2%
Other	15,248	-	14,859	-	389	-
Consolidated	$104,282	26.8%	$102,037	25.7%	$2,245	1.1%

The increase of $2.2 million in general and administrative expenses included a favorable foreign currency impact of $0.8 million in the Americas and a favorable foreign currency impact of $1.1 million in EMEA.

The increase in Americas’ general and administrative expenses, as a percentage of revenues, was primarily attributable to higher software and maintenance costs of 0.6%, higher compensation costs of 0.6%, higher merger and integration costs of 0.5% and higher other costs of 0.2%, partially offset by lower facility-related costs of 0.8% associated with the Company’s exit plans. See Note 4, Costs Associated with Exit and Disposal Activities, in the accompanying “Notes to Condensed Consolidated Financial Statements” for further information.

The decrease in EMEA’s general and administrative expenses, as a percentage of revenues, was primarily attributable to lower compensation costs of 0.3%, lower communications costs of 0.3% and lower other costs of 0.1%, partially offset by higher software and maintenance costs of 0.3% and legal and professional fees of 0.2%.

The increase in Other general and administrative expenses, which includes corporate and other costs, was primarily attributable to higher software and maintenance costs of $0.3 million, higher compensation costs of $0.2 million and higher merger and integration costs of $0.1 million, partially offset by lower travel costs of $0.1 million and lower other costs of $0.1 million.

Depreciation, Amortization and Impairment of Long-Lived Assets

	Three Months Ended June 30,
	2019		2018
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Depreciation, net:
Americas	$10,659	3.4%	$12,335	3.8%	$(1,676)	-0.4%
EMEA	1,628	2.1%	1,476	2.1%	152	0.0%
Other	765	-	749	-	16	-
Consolidated	$13,052	3.4%	$14,560	3.7%	$(1,508)	-0.3%

Amortization of intangibles:
Americas	$3,288	1.1%	$3,415	1.0%	$(127)	0.1%
EMEA	839	1.1%	214	0.3%	625	0.8%
Other	—	-	—	-	—	-
Consolidated	$4,127	1.1%	$3,629	0.9%	$498	0.2%

Impairment of long-lived assets:
Americas	$129	0.0%	$5,175	1.6%	$(5,046)	-1.6%
EMEA	—	0.0%	—	0.0%	—	0.0%
Other	—	-	—	-	—	-
Consolidated	$129	0.0%	$5,175	1.3%	$(5,046)	-1.3%

The decrease in depreciation was primarily due to the impact since the prior period of certain fully depreciated fixed assets and fixed assets that were impaired and disposed of as part of the Americas 2018 and 2019 Exit Plans, partially offset by new depreciable fixed assets placed into service supporting site expansions, acquisitions and infrastructure upgrades.

The increase in amortization was primarily due to the addition of intangibles acquired in conjunction with the July 2018 WhistleOut acquisition and the November 2018 Symphony acquisition, partially offset by certain fully amortized intangible assets.

See Note 4, Costs Associated with Exit and Disposal Activities, and Note 5, Fair Value, in the accompanying “Notes to Condensed Consolidated Financial Statements” for further information regarding the impairment of long-lived assets.

Other Income (Expense)

	Three Months Ended June 30,
(in thousands)	2019	2018	$ Change
Interest income	$192	$175	$17

Interest (expense)	$(1,179)	$(1,149)	$(30)

Other income (expense), net:
Foreign currency transaction gains (losses)	$(361)	$641	$(1,002)
Gains (losses) on derivative instruments not designated as hedges	(432)	(345)	(87)
Gains (losses) on investments held in rabbi trust	426	142	284
Other miscellaneous income (expense)	(166)	(975)	809
Total other income (expense), net	$(533)	$(537)	$4

Interest income and interest (expense) remained consistent with the comparable period.

See Note 8, Investments Held in Rabbi Trust, in the accompanying “Notes to Condensed Consolidated Financial Statements” for further information.

The change in other miscellaneous income (expense) was primarily due to payroll tax compliance costs in the prior period.

Income Taxes

	Three Months Ended June 30,
(in thousands)	2019	2018	$ Change
Income before income taxes	$13,735	$4,949	$8,786
Income taxes	2,466	(2,229)	4,695
			% Change
Effective tax rate	18.0%	-45.0%	63.0%

The increase in the effective tax rate in 2019 compared to 2018 was primarily due to a $3.2 million decrease in benefit related to the settlement of tax audits and ancillary issues in the prior year. The increase in the effective tax rate was also affected by shifts in earnings among the various jurisdictions in which we operate. Several additional factors, none of which are individually material, also impacted the rate.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

Revenues

	Six Months Ended June 30,
	2019		2018
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change
Americas	$635,084	80.2%	$667,762	82.3%	$(32,678)
EMEA	156,804	19.8%	143,347	17.7%	13,457
Other	43	0.0%	47	0.0%	(4)
Consolidated	$791,931	100.0%	$811,156	100.0%	$(19,225)

Consolidated revenues decreased $19.2 million, or 2.4%, for the six months ended June 30, 2019 from the comparable period in 2018.

The decrease in Americas’ revenues was due to end-of-life client programs of $36.5 million, lower volumes from existing clients of $10.3 million and an unfavorable foreign currency impact of $7.3 million, partially offset by new clients of $21.4 million. Revenues from our offshore operations represented 41.5% of Americas’ revenues in 2019, compared to 39.4% for the comparable period in 2018.

The increase in EMEA’s revenues was due to new clients of $15.1 million and higher volumes from existing clients of $13.1 million, partially offset by end-of-life client programs of $3.1 million and an unfavorable foreign currency impact of $11.6 million.

Direct Salaries and Related Costs

	Six Months Ended June 30,
	2019		2018
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$405,478	63.8%	$437,655	65.5%	$(32,177)	-1.7%
EMEA	108,411	69.1%	102,341	71.4%	6,070	-2.3%
Consolidated	$513,889	64.9%	$539,996	66.6%	$(26,107)	-1.7%

The decrease of $26.1 million in direct salaries and related costs included a favorable foreign currency impact of $6.9 million in the Americas and a favorable foreign currency impact of $8.4 million in EMEA.

The decrease in Americas’ direct salaries and related costs, as a percentage of revenues, was primarily attributable to lower compensation costs of 2.5% driven by an increase in agent productivity principally within the financial services, communications and transportation verticals in the current period, lower communications costs of 0.3%

and lower other costs of 0.2%, partially offset by higher recruiting costs of 0.4%, higher customer-acquisition advertising costs of 0.4%, higher auto tow claim costs of 0.3% and higher dues and subscription costs of 0.2%.

The decrease in EMEA’s direct salaries and related costs, as a percentage of revenues, was primarily attributable to lower compensation costs of 2.8% driven by an increase in agent productivity principally within the financial services vertical in the current period, lower recruiting costs of 0.2% and lower other costs of 0.3%, partially offset by higher fulfillment materials costs of 0.8% and higher travel costs of 0.2%.

General and Administrative

	Six Months Ended June 30,
	2019		2018
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$142,351	22.4%	$143,293	21.5%	$(942)	0.9%
EMEA	37,300	23.8%	30,825	21.5%	6,475	2.3%
Other	29,311	-	30,359	-	(1,048)	-
Consolidated	$208,962	26.4%	$204,477	25.2%	$4,485	1.2%

The increase of $4.5 million in general and administrative expenses included a favorable foreign currency impact of $2.0 million in the Americas and a favorable foreign currency impact of $2.5 million in EMEA.

The increase in Americas’ general and administrative expenses, as a percentage of revenues, was primarily attributable to higher software and maintenance costs of 0.5%, higher compensation costs of 0.5% and higher merger and integration costs of 0.4%, partially offset by lower facility-related costs of 0.4% associated with the Company’s exit plans and lower other costs of 0.1%. See Note 4, Costs Associated with Exit and Disposal Activities, in the accompanying “Notes to Condensed Consolidated Financial Statements” for further information.

The increase in EMEA’s general and administrative expenses, as a percentage of revenues, was primarily attributable to higher compensation costs of 1.0% driven primarily by Symphony’s operations which has higher general and administrative labor costs relative to our mix of business in the prior period, higher merger and integration costs of 1.0%, higher software and maintenance costs of 0.3% and higher travel costs of 0.2%, partially offset by lower communications costs of 0.2%.

The decrease in Other general and administrative expenses, which includes corporate and other costs, was primarily attributable to lower merger and integration costs of $1.1 million, partially offset by other costs of $0.1 million.

Depreciation, Amortization and Impairment of Long-Lived Assets

	Six Months Ended June 30,
	2019		2018
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Depreciation, net:
Americas	$22,166	3.5%	$25,018	3.7%	$(2,852)	-0.2%
EMEA	3,254	2.1%	2,887	2.0%	367	0.1%
Other	1,529	-	1,491	-	38	-
Consolidated	$26,949	3.4%	$29,396	3.6%	$(2,447)	-0.2%

Amortization of intangibles:
Americas	$6,726	1.1%	$7,407	1.1%	$(681)	0.0%
EMEA	1,687	1.1%	435	0.3%	1,252	0.8%
Other	—	-	—	-	—	-
Consolidated	$8,413	1.1%	$7,842	1.0%	$571	0.1%

Impairment of long-lived assets:
Americas	$1,711	0.3%	$8,701	1.3%	$(6,990)	-1.0%
EMEA	—	0.0%	—	0.0%	—	0.0%
Other	—	-	—	-	—	-
Consolidated	$1,711	0.2%	$8,701	1.1%	$(6,990)	-0.9%

The decrease in depreciation was primarily due to the impact since the prior period of certain fully depreciated fixed assets and fixed assets that were impaired and disposed of as part of the Americas 2018 and 2019 Exit Plans, partially offset by new depreciable fixed assets placed into service supporting site expansions, acquisitions and infrastructure upgrades.

The increase in amortization was primarily due to intangibles acquired in conjunction with the July 2018 WhistleOut acquisition and the November 2018 Symphony acquisition, partially offset by certain fully amortized intangible assets.

See Note 4, Costs Associated with Exit and Disposal Activities, and Note 5, Fair Value, in the accompanying “Notes to Condensed Consolidated Financial Statements” for further information regarding the impairment of long-lived assets.

Other Income (Expense)

	Six Months Ended June 30,
(in thousands)	2019	2018	$ Change
Interest income	$377	$346	$31

Interest (expense)	$(2,357)	$(2,355)	$(2)

Other income (expense), net:
Foreign currency transaction gains (losses)	$(537)	$2,089	$(2,626)
Gains (losses) on derivative instruments not designated as hedges	(465)	(1,427)	962
Gains (losses) on investments held in rabbi trust	1,606	117	1,489
Other miscellaneous income (expense)	(527)	(1,161)	634
Total other income (expense), net	$77	$(382)	$459

Interest income and interest (expense) remained consistent with the comparable period.

See Note 8, Investments Held in Rabbi Trust, in the accompanying “Notes to Condensed Consolidated Financial Statements” for further information.

The change in other miscellaneous income (expense) was primarily due to payroll tax compliance costs in the prior period.

Income Taxes

	Six Months Ended June 30,
(in thousands)	2019	2018	$ Change
Income before income taxes	$30,104	$18,353	$11,751
Income taxes	7,148	227	6,921
			% Change
Effective tax rate	23.7%	1.2%	22.5%

The increase in the effective tax rate in 2019 compared to 2018 was primarily due to a $3.4 million decrease in benefit related to the settlement of tax audits and ancillary issues in the prior year. The increase in the effective tax rate was also affected by shifts in earnings among the various jurisdictions in which we operate. Several additional factors, none of which are individually material, also impacted the rate.

Client Concentration

Our top ten clients accounted for 42.9% and 45.8% of our consolidated revenues in the three months ended June 30, 2019 and 2018, respectively, and 42.5% and 45.9% of our consolidated revenues in the six months ended June 30, 2019 and 2018, respectively.

Total revenues by segment from AT&T Corporation (“AT&T”), a major provider of communication services for which we provide various customer support services over several distinct lines of AT&T businesses, were as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$28,238	9.1%	$40,947	12.5%	$58,863	9.3%	$82,935	12.4%
EMEA	52	0.1%	—	0.0%	89	0.1%	—	0.0%
	$28,290	7.3%	$40,947	10.3%	$58,952	7.4%	$82,935	10.2%

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

Total revenues by segment from our next largest client, which was in the financial services vertical in each of the periods, were as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$26,140	8.4%	$29,922	9.1%	$49,193	7.7%	$60,531	9.1%
EMEA	—	0.0%	—	0.0%	—	0.0%	—	0.0%
	$26,140	6.7%	$29,922	7.5%	$49,193	6.2%	$60,531	7.5%

Other than AT&T, total revenues by segment of our clients that each individually represents 10% or greater of that segment’s revenues in each of the periods were as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$—	0.0%	$—	0.0%	$—	0.0%	$—	0.0%
EMEA	10,103	12.8%	25,996	37.3%	20,036	12.8%	53,641	37.4%
	$10,103	2.6%	$25,996	6.6%	$20,036	2.5%	$53,641	6.6%

Business Outlook

For the three months ended September 30, 2019, we anticipate the following financial results:

•	Revenues in the range of $400.0 million to $405.0 million;
•	Effective tax rate of approximately 24.0%;
•	Fully diluted share count of approximately 41.1 million;
•	Diluted earnings per share in the range of $0.35 to $0.38; and
•	Capital expenditures in the range of $13.0 million to $16.0 million.

For the twelve months ended December 31, 2019, we anticipate the following financial results:

•	Revenues in the range of $1,624.0 million to $1,634.0 million;
•	Effective tax rate of approximately 24.0%;
•	Fully diluted share count of approximately 41.6 million;
•	Diluted earnings per share in the range of $1.53 to $1.60; and
•	Capital expenditures in the range of $45.0 million to $50.0 million.

Broadly speaking, we believe our sales funnel is markedly stronger than the levels in the second quarter of 2019. A large part of the strength is from significantly higher win rates with new clients due to the traction of our differentiated value proposition, coupled with higher demand on existing and new lines of businesses. These wins span the financial services, communications, technology and transportation & leisure verticals.

However, we are reducing our full year revenue and diluted earnings per share outlook by approximately $35.0 million and $0.04, respectively, relative to the mid-point in the outlook provided in May 2019. Of the $35.0 million of revenue reduction, $5.0 million is related to foreign exchange volatility. Close to 80% of the remaining $30.0 million in reduced revenue outlook is concentrated within the communications vertical, the bulk of which is related to the rapid ramp down of a communications client whose recent contract renewal did not align with our forecasted target margins with the residual related to continued demand softness from our largest communications client. The other 20% of the net $30.0 million is related to longer than expected ramps because of wins with clients who are new adopters to outsourcing and whose programs have a higher level of complexity and speed to competency. Accordingly, the underlying strength in our sales funnel and revenue growth opportunity is being masked in the short-term by the timing mismatch between ramp downs that have immediate revenue impact and ramp ups that have more graduated lead times.

Our revenues and earnings per share assumptions for the third quarter and full year 2019 are based on foreign exchange rates as of July 2019. Therefore, the continued volatility in foreign exchange rates between the U.S. Dollar and the functional currencies of the markets we serve could have a further impact, positive or negative, on revenues and earnings per share relative to the business outlook for the third quarter and full-year.

We anticipate total other interest income (expense), net of approximately $(1.2) million for the third quarter and $(4.3) million for the full year 2019. The amounts in the other interest income (expense), net, however, exclude the potential impact of any future foreign exchange gains or losses.

We expect our full year 2019 effective tax rate to be slightly lower than previously forecasted in the outlook provided in May 2019 predominantly due to an increase in discrete tax benefits in the second quarter.

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

Our Board of Directors authorized us to purchase up to 10.0 million shares of our outstanding common stock (the “2011 Share Repurchase Program”) on August 18, 2011, as amended on March 16, 2016.  A total of 6.0 million shares have been repurchased under the 2011 Share Repurchase Program as of June 30, 2019.  During July 2019, the Company repurchased an additional 0.2 million shares for a cost of $6.2 million. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price, management discretion and general market conditions. The 2011 Share Repurchase Program has no expiration date.

During the six months ended June 30, 2019, cash increased $56.3 million from operating activities, $8.0 million of debt proceeds and $0.3 million of other cash inflows, partially offset by $20.2 million used to repurchase common stock, $18.0 million used to repay long-term debt, $16.4 million used for capital expenditures, $1.3 million to repurchase common stock for tax withholding on equity awards and $1.1 million of loan fees related to the 2019 Credit Agreement, resulting in a $8.3 million increase in available cash, cash equivalents and restricted cash (including the favorable effects of foreign currency exchange rates on cash, cash equivalents and restricted cash of $0.7 million).

Net cash flows provided by operating activities for the six months ended June 30, 2019 were $56.3 million, compared to $47.4 million for the comparable period in 2018. The $8.9 million increase in net cash flows from operating activities was due to a $4.8 million increase in net income and a net increase of $14.0 million in cash flows from assets and liabilities, partially offset by a $9.9 million decrease in non-cash reconciling items such as depreciation, amortization, impairment and unrealized (gains) losses and premiums on financial instruments, net. The $14.0 million increase in 2019 from 2018 in cash flows from assets and liabilities was principally a result of a $7.2 million decrease in accounts receivable and a $6.8 million increase in other liabilities. The $7.2 million decrease in the change in accounts receivable was primarily due to the timing of billings and collections. The $6.8 million increase in the change in other liabilities was primarily due to an $8.8 million increase principally related to the timing of accrued employee compensation and benefits and a $2.7 million increase in in the change accounts payable principally resulting from the timing of invoices and the related payments, partially offset by a $3.9 million decrease in the change in other accrued expenses and current liabilities principally resulting from fluctuations in our derivatives and the impact of the adoption of ASC 842, Leases, on our deferred rent balance and our lease liability associated with the Americas 2018 Exit Plan. See Note 3, Leases, and Note 4, Costs Associated with Exit and Disposal Activities, in the accompanying “Notes to Condensed Consolidated Financial Statements” for further information.

Capital expenditures, which are generally funded by cash generated from operating activities, available cash balances and borrowings available under our credit facilities, were $16.4 million for the six months ended June 30, 2019, compared to $26.2 million for the comparable period in 2018, a decrease of $9.8 million. In 2019, we anticipate capital expenditures in the range of $45.0 million to $50.0 million, primarily for maintenance, new seat additions, facility upgrades and systems infrastructure.

On February 14, 2019, we entered into a $500 million senior revolving credit facility (the “2019 Credit Agreement”) with a group of lenders, KeyBank National Association, as Administrative Agent, Swing Line Lender and Issuing Lender (“KeyBank”), the lenders named therein, and KeyBanc Capital Markets Inc. as Lead Arranger and Sole Book Runner. The 2019 Credit Agreement replaced our previous $440 million revolving credit facility dated May 12, 2015 (the “2015 Credit Agreement”), which agreement was terminated simultaneous with entering into the 2019 Credit Agreement. The 2019 Credit Agreement is subject to certain borrowing limitations and includes certain customary financial and restrictive covenants. We are not currently aware of any inability of our lenders to provide access to the full commitment of funds that exist under the 2019 Credit Agreement, if necessary.  However, there can be no assurance that such facility will be available to us, even though it is a binding commitment of the financial institutions. The 2019 Credit Agreement will mature on February 14, 2024. At June 30, 2019, we were in compliance with all loan requirements of the 2019 Credit Agreement and had $92.0 million of outstanding borrowings under this facility.

Our credit agreements had an average daily utilization of $90.0 million and $100.1 million during the three months ended June 30, 2019 and 2018, respectively, and $92.8 million and $110.7 million during the six months ended June 30, 2019 and 2018, respectively. During the three months ended June 30, 2019 and 2018, the related interest expense, including the commitment fee and excluding the amortization of deferred loan fees, was $0.9 million and $0.9 million, respectively, which represented weighted average interest rates of 4.1% and 3.7%, respectively.  During the six months ended June 30, 2019 and 2018, the related interest expense, including the commitment fee and excluding the amortization of deferred loan fees, was $1.9 million and $1.9 million, respectively, which represented weighted average interest rates of 4.1% and 3.5%, respectively.

We have no significant tax jurisdictions under audit; however, we are currently under audit in several tax jurisdictions.  We believe we are adequately reserved for the remaining audits and their resolution is not expected to have a material impact on our financial condition and results of operations.

The 2017 Tax Reform Act provides for a one-time transition tax based on our undistributed foreign earnings on which we previously had deferred U.S. income taxes.  We recorded a $28.3 million provisional liability in 2017, which was net of $5.0 million of available tax credits, for our one-time transition tax.  As of June 30, 2019, $1.9 million of the liability was netted in “Income taxes receivable” and $2.0 million of the liability was included in “Income taxes payable” as of December 31, 2018 in the accompanying Condensed Consolidated Balance Sheets. As of June 30, 2019 and December 31, 2018, $18.5 million and $20.4 million, respectively, of the long-term liability was included in “Long-term income tax liabilities” in the accompanying Condensed Consolidated Balance Sheets. This transition tax liability will be paid in yearly installments until 2025. No additional income taxes have been provided for any remaining outside basis difference inherent in our investments in our foreign subsidiaries as these amounts continue to be indefinitely reinvested in foreign operations.

As part of the July 1, 2018 WhistleOut acquisition, an AUD 14.0 million three-year retention bonus will be payable in installments on or around July 1, 2019, 2020 and 2021. Also, as part of the Symphony acquisition on November 1, 2018, a portion of the purchase price, with an acquisition date present value of GBP 7.9 million ($10.0 million) has been deferred and will be paid in equal installments over three years, on or around November 1, 2019, 2020 and 2021.

As of June 30, 2019, we had $136.6 million in cash and cash equivalents, of which approximately 89.0%, or $121.6 million, was held in international operations. As a result of the 2017 Tax Reform Act, most of these funds will not be subject to additional taxes if repatriated to the United States. There are circumstances where we may be unable to repatriate some of the cash and cash equivalents held by our international operations due to country restrictions.

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

Off-Balance Sheet Arrangements and Other

As of June 30, 2019, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Contractual Obligations

During the six months ended June 30, 2019, we repaid $10.0 million, net, of long-term debt outstanding under our Credit Agreement resulting in a remaining outstanding debt balance of $92.0 million.

See Note 3, Leases, in the accompanying “Notes to Condensed Consolidated Financial Statements” for information about our operating leases as of June 30, 2019.

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

In order to hedge a portion of our anticipated revenues denominated in USD and EUR, we had outstanding forward contracts and options as of June 30, 2019 with counterparties through December 2019 with notional amounts totaling $99.2 million. As of June 30, 2019, we had net total derivative assets associated with these contracts with a fair value of $3.2 million. If the USD was to weaken against the PHP and CRC, and the EUR was to weaken against the HUF and RON by 10% from current period-end levels, we would incur a loss of approximately $9.8 million on the underlying exposures of the derivative instruments. However, this loss would be mitigated by corresponding gains on the underlying exposures.

We had outstanding forward exchange contracts as of June 30, 2019 with notional amounts totaling $20.0 million that are not designated as hedges. The purpose of these derivative instruments is to protect against FX volatility pertaining to intercompany receivables and payables, and other assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies. As of June 30, 2019, the fair value of these derivatives was a net liability of $0.1 million. The potential loss in fair value at June 30, 2019, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $1.8 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.

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

Interest Rate Risk

Our exposure to interest rate risk results from variable rate debt outstanding under our revolving credit facility. We pay interest on outstanding borrowings at interest rates that fluctuate based upon changes in various base rates. As of June 30, 2019, we had $92.0 million in borrowings outstanding under the 2019 Credit Agreement.  Based on our level of variable rate debt outstanding during the three and six months ended June 30, 2019, a 1.0% increase in the weighted average interest rate, which generally equals the LIBOR rate plus an applicable margin, would have had an impact of $0.3 million and $0.5 million, respectively, on our results of operations.

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

Item 4.  Controls and Procedures

As of June 30, 2019, under the direction of our Chief Executive Officer and Chief Finance Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Finance Officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of June 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.  Risk Factors

For risk factors, see Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary of stock repurchases for the three months ended June 30, 2019 (in thousands, except average price per share). See Note 12, Earnings Per Share, of “Notes to Condensed Consolidated Financial Statements” for information regarding our stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs (1)
April 1, 2019 - April 30, 2019	—	$—	—	4,748
May 1, 2019 - May 31, 2019	265	$25.46	265	4,483
June 1, 2019 - June 30, 2019	506	$26.50	506	3,977
Total	771		771	3,977

(1) The total number of shares approved for repurchase under the 2011 Share Repurchase Program dated August 18, 2011, as amended on March 16, 2016, is 10.0 million. The 2011 Share Repurchase Program has no expiration date.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

The following documents are filed as an exhibit to this Report:

No.	Description

10.1#	Sykes Enterprises, Incorporated 2019 Equity Incentive Plan. (Incorporated herein by reference from Appendix A to the Proxy Statement filed on April 19, 2019.)

15*	Awareness letter.

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).

31.2*	Certification of Chief Finance Officer, pursuant to Rule 13a-14(a).

32.1**	Certification of Chief Executive Officer, pursuant to 18 U.S.C. §1350.

32.2**	Certification of Chief Finance Officer, pursuant to 18 U.S.C. §1350.

101.INS*+	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*+	XBRL Taxonomy Extension Schema Document

101.CAL*+	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*+	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF*+	XBRL Taxonomy Extension Definition Linkbase Document

#	Indicates management contract or compensatory plan or agreement.
*	Filed herewith as an Exhibit.
**	Furnished herewith as an Exhibit.
+	Submitted electronically with this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYKES ENTERPRISES, INCORPORATED
(Registrant)

Date: August 2, 2019	By:	/s/ John Chapman
John Chapman
Chief Finance Officer
(Principal Financial and Accounting Officer)