Form 10-Q
period 2019-09-30
SYKES ENTERPRISES INC
filed 2019-11-05
CIK 1010612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2019

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

As of October 17, 2019, there were 41,433,670 outstanding shares of common stock.

Sykes Enterprises, Incorporated and Subsidiaries

Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$142,572	$128,697
Receivables, net	353,707	347,425
Prepaid expenses	20,658	23,754
Other current assets	18,540	16,761
Total current assets	535,477	516,637
Property and equipment, net	122,106	135,418
Operating lease right-of-use assets	203,417	—
Goodwill, net	303,800	302,517
Intangibles, net	160,479	174,031
Deferred charges and other assets	48,785	43,364
	$1,374,064	$1,171,967
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$27,197	$26,923
Accrued employee compensation and benefits	113,451	95,813
Income taxes payable	1,786	1,433
Deferred revenue and customer liabilities	28,906	30,176
Operating lease liabilities	48,323	—
Other accrued expenses and current liabilities	27,403	31,235
Total current liabilities	247,066	185,580
Long-term debt	77,000	102,000
Long-term income tax liabilities	22,198	23,787
Long-term operating lease liabilities	168,008	—
Other long-term liabilities	21,641	33,991
Total liabilities	535,913	345,358

Commitments and loss contingency (Note 13)

Shareholders' equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 200,000 shares authorized; 41,434 and 42,778 shares issued, respectively	414	428
Additional paid-in capital	289,110	286,544
Retained earnings	611,648	598,788
Accumulated other comprehensive income (loss)	(60,438)	(56,775)
Treasury stock at cost: 130 and 126 shares, respectively	(2,583)	(2,376)
Total shareholders' equity	838,151	826,609
	$1,374,064	$1,171,967

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2019	2018	2019	2018
Revenues	$397,547	$399,333	$1,189,478	$1,210,489
Operating expenses:
Direct salaries and related costs	253,669	261,474	767,558	801,470
General and administrative	102,620	105,148	311,582	309,625
Depreciation, net	12,449	14,072	39,398	43,468
Amortization of intangibles	4,103	3,638	12,516	11,480
Impairment of long-lived assets	—	555	1,711	9,256
Total operating expenses	372,841	384,887	1,132,765	1,175,299
Income from operations	24,706	14,446	56,713	35,190

Other income (expense):
Interest income	234	183	611	529
Interest (expense)	(1,091)	(1,168)	(3,448)	(3,523)
Other income (expense), net	(55)	919	22	537
Total other income (expense), net	(912)	(66)	(2,815)	(2,457)

Income before income taxes	23,794	14,380	53,898	32,733
Income taxes	5,689	628	12,837	855
Net income	$18,105	$13,752	$41,061	$31,878

Net income per common share:
Basic	$0.44	$0.33	$0.98	$0.76
Diluted	$0.44	$0.33	$0.98	$0.76

Weighted average common shares outstanding:
Basic	41,190	42,136	41,808	42,070
Diluted	41,307	42,204	41,908	42,201

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Net income	$18,105	$13,752	$41,061	$31,878
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of taxes	(10,693)	(2,177)	(6,992)	(15,483)
Unrealized gain (loss) on cash flow hedging instruments, net of taxes	(1,130)	(2,097)	3,370	(5,471)
Unrealized actuarial gain (loss) related to pension liability, net of taxes	(46)	16	(26)	(113)
Unrealized gain (loss) on postretirement obligation, net of taxes	(5)	(84)	(15)	(104)
Other comprehensive income (loss), net of taxes	(11,874)	(4,342)	(3,663)	(21,171)
Comprehensive income (loss)	$6,231	$9,410	$37,398	$10,707

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Common Stock		Additional		Accumulated Other
(in thousands)	Shares Issued	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2018	42,778	$428	$286,544	$598,788	$(56,775)	$(2,376)	$826,609
Cumulative effect of accounting change – adoption of ASC 842, Leases (Note 3)	—	—	—	110	—	—	110
Stock-based compensation expense	—	—	1,890	—	—	—	1,890
Issuance of common stock under equity award plans, net of forfeitures	(168)	(2)	182	—	—	(180)	—
Shares repurchased for tax withholding on equity awards	(45)	—	(1,269)	—	—	—	(1,269)
Comprehensive income (loss)	—	—	—	11,687	3,014	—	14,701
Balance at March 31, 2019	42,565	426	287,347	610,585	(53,761)	(2,556)	842,041
Stock-based compensation expense	—	—	2,200	—	—	—	2,200
Issuance of common stock under equity award plans, net of forfeitures	26	—	123	—	—	(123)	—
Repurchase of common stock	—	—	—	—	—	(20,178)	(20,178)
Retirement of treasury stock	(500)	(5)	(791)	(12,063)	—	12,859	—
Comprehensive income (loss)	—	—	—	11,269	5,197	—	16,466
Balance at June 30, 2019	42,091	421	288,879	609,791	(48,564)	(9,998)	840,529
Stock-based compensation expense	—	—	1,504	—	—	—	1,504
Issuance of common stock under equity award plans, net of forfeitures	(16)	(1)	(95)	—	—	96	—
Shares repurchased for tax withholding on equity awards	(1)	—	(10)	—	—	—	(10)
Repurchase of common stock	—	—	—	—	—	(10,103)	(10,103)
Retirement of treasury stock	(640)	(6)	(1,168)	(16,248)	—	17,422	—
Comprehensive income (loss)	—	—	—	18,105	(11,874)	—	6,231
Balance at September 30, 2019	41,434	$414	$289,110	$611,648	$(60,438)	$(2,583)	$838,151

	Common Stock		Additional		Accumulated Other
(in thousands)	Shares Issued	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2017	42,899	$429	$282,385	$546,843	$(31,104)	$(2,074)	$796,479
Cumulative effect of accounting change – adoption of ASC 606, Revenues (Note 2)	—	—	—	3,019	—	—	3,019
Stock-based compensation expense	—	—	2,077	—	—	—	2,077
Issuance of common stock under equity award plans, net of forfeitures	18	—	59	—	—	(59)	—
Shares repurchased for tax withholding on equity awards	(118)	(1)	(3,681)	—	—	—	(3,682)
Comprehensive income (loss)	—	—	—	10,948	(2,695)	—	8,253
Balance at March 31, 2018	42,799	428	280,840	560,810	(33,799)	(2,133)	806,146
Stock-based compensation expense	—	—	1,673	—	—	—	1,673
Issuance of common stock under equity award plans, net of forfeitures	22	—	109	—	—	(109)	—
Comprehensive income (loss)	—	—	—	7,178	(14,134)	—	(6,956)
Balance at June 30, 2018	42,821	428	282,622	567,988	(47,933)	(2,242)	800,863
Stock-based compensation expense	—	—	1,567	—	—	—	1,567
Issuance of common stock under equity award plans, net of forfeitures	(40)	—	90	—	—	(90)	—
Shares repurchased for tax withholding on equity awards	—	—	(4)	—	—	—	(4)
Comprehensive income (loss)	—	—	—	13,752	(4,342)	—	9,410
Balance at September 30, 2018	42,781	$428	$284,275	$581,740	$(52,275)	$(2,332)	$811,836

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2019	2018
Cash flows from operating activities:
Net income	$41,061	$31,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	39,574	43,852
Amortization of intangibles	12,516	11,480
Amortization of deferred grants	(266)	(533)
Impairment losses	1,711	9,256
Unrealized foreign currency transaction (gains) losses, net	(2,391)	(686)
Stock-based compensation expense	5,594	5,317
Deferred income tax provision (benefit)	(1,703)	229
Unrealized (gains) losses and premiums on financial instruments, net	(545)	661
Amortization of deferred loan fees	211	201
Other	752	375
Changes in assets and liabilities, net of acquisitions:
Receivables, net	(10,067)	(12,756)
Prepaid expenses	(277)	(1,164)
Other current assets	23	(1,101)
Deferred charges and other assets	(3,413)	(3,731)
Accounts payable	(2,704)	(1,490)
Income taxes receivable / payable	(2,124)	(6,429)
Accrued employee compensation and benefits	15,985	3,426
Other accrued expenses and current liabilities	3,055	10,447
Deferred revenue and customer liabilities	(1,848)	(1,612)
Other long-term liabilities	1,666	1,830
Operating lease assets and liabilities	776	—
Net cash provided by operating activities	97,586	89,450
Cash flows from investing activities:
Capital expenditures	(24,491)	(36,853)
Cash paid for business acquisitions, net of cash acquired	—	(21,845)
Purchase of intangible assets	(292)	(8,106)
Investment in equity method investees	—	(5,000)
Other	598	698
Net cash (used for) investing activities	(24,185)	(71,106)

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Continued)

	Nine Months Ended September 30,
(in thousands)	2019	2018
Cash flows from financing activities:
Payments of long-term debt	(37,000)	(220,000)
Proceeds from issuance of long-term debt	12,000	27,000
Cash paid for repurchase of common stock	(30,281)	—
Shares repurchased for tax withholding on equity awards	(1,279)	(3,686)
Cash paid for loan fees related to long-term debt	(1,098)	—
Other	—	42
Net cash (used for) financing activities	(57,658)	(196,644)
Effects of exchange rates on cash, cash equivalents and restricted cash	(1,407)	(8,186)
Net increase (decrease) in cash, cash equivalents and restricted cash	14,336	(186,486)
Cash, cash equivalents and restricted cash – beginning	130,231	344,805
Cash, cash equivalents and restricted cash – ending	$144,567	$158,319

Supplemental disclosures of cash flow information:
Cash paid during period for interest	$2,798	$2,893
Cash paid during period for income taxes	$18,185	$15,423
Non-cash transactions:
Property and equipment additions in accounts payable	$5,104	$2,450
Unrealized gain (loss) on postretirement obligation, net of taxes, in accumulated other comprehensive income (loss)	$(15)	$(104)

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2019 and 2018

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

The aggregate purchase price was GBP 52.5 million ($67.6 million), subject to a post-closing working capital adjustment, of which the Company paid GBP 44.6 million ($57.6 million) at the closing of the transaction on November 1, 2018 using cash on hand as well as $31.0 million of additional borrowings under the Company’s credit agreement. The acquisition date present value of the remaining GBP 7.9 million ($10.0 million) of purchase price has been deferred and is payable in equal installments over three years, on or around November 1, 2019, 2020 and 2021. The Symphony Purchase Agreement also provides for a three-year, retention based earnout payable in restricted stock units (“RSUs”) with a value of GBP 3.0 million. The Symphony Purchase Agreement contains customary representations and warranties, indemnification obligations and covenants.

Subsequent to the finalization of the working capital adjustments during the quarter ended March 31, 2019, the purchase price was adjusted to GBP 52.4 million ($67.5 million). The acquisition resulted in $26.1 million of intangible assets, primarily customer relationships and trade names, $2.2 million of fixed assets and $36.2 million of goodwill.

The Company accounted for the Symphony acquisition in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations (“ASC 805”), whereby the purchase price paid was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the closing date. Certain amounts are provisional and are subject to change, including the tax analysis of the assets acquired and liabilities assumed and goodwill. The Company will complete its analysis of the purchase price allocation in the fourth quarter of 2019 and any resulting adjustments will be recorded in accordance with ASC 805.

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

The aggregate purchase price of AUD 30.2 million ($22.4 million) was paid at the closing of the transaction on July 9, 2018. Subsequent to the finalization of the working capital adjustments during the quarter ended March 31, 2019, the purchase price was adjusted to AUD 30.3 million ($22.5 million). The purchase price was funded through $22.0 million of additional borrowings under the Company’s credit agreement. The WhistleOut Sale Agreement provides for a three-year, retention based earnout of AUD 14.0 million payable in three installments on or about July 1, 2019, 2020 and 2021.  The Company paid the first installment of the earn-out of AUD 6.0 million ($4.2 million) in July 2019.

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

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2019. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (“SEC”) on February 26, 2019.

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

Use of Estimates — The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Subsequent Events — Subsequent events or transactions have been evaluated through the date and time of issuance of the condensed consolidated financial statements. On November 5, 2019, the Company settled an insurance claim related to damage to its customer engagement center located in Fort Smith, Arkansas. See Note 19, Subsequent Event, for further information. There were no other material subsequent events that required recognition or disclosure in the accompanying condensed consolidated financial statements.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets that sum to the amounts reported in the Condensed Consolidated Statements of Cash Flows (in thousands):

	September 30, 2019	December 31, 2018	September 30, 2018	December 31, 2017
Cash and cash equivalents	$142,572	$128,697	$157,268	$343,734
Restricted cash included in "Other current assets"	563	149	158	154
Restricted cash included in "Deferred charges and other assets"	1,432	1,385	893	917
	$144,567	$130,231	$158,319	$344,805

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

The Company’s net investment in XSell of $8.8 million and $9.2 million was included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018, respectively.  The Company’s investment was paid in two installments of $5.0 million, one in July 2017 and one in August 2018. The Company’s proportionate share of XSell’s net (loss) of $(0.1) million and $(0.2) million for the three months ended September 30, 2019 and 2018, respectively, and $(0.3) million and $(0.4) million for the nine months ended September 30, 2019 and 2018, respectively, was included in “Other income (expense), net” in the accompanying Condensed Consolidated Statements of Operations.

As of September 30, 2019 and December 31, 2018, the Company did not identify any instances where the carrying values of its equity method investments were not recoverable.

Customer-Acquisition Advertising Costs — The Company’s advertising costs are expensed as incurred. Total advertising costs included in “Direct salaries and related costs” in the accompanying Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Customer-acquisition advertising costs	$11,188	$13,907	$33,328	$35,835

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

The Company’s implementation team is substantially complete with the assessment of its data and the design of its financial models to estimate expected credit losses and continues to evaluate the critical factors of ASU 2016-13 to determine its impact on the Company’s business processes, systems, and internal controls. The Company expects ASU 2016-13 to apply to its trade receivables but does not expect the adoption of the amendments to have a material impact on its financial condition, results of operations or cash flows because credit losses associated with trade receivables have historically been insignificant. The adoption of ASU 2016-13 will require expanded quantitative and qualitative disclosures about the Company’s expected credit losses. Additionally, the Company does not anticipate early adopting ASU 2016-13.

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

In total, other revenues are immaterial, representing 2.6% and 0.5% of the Company’s consolidated total revenues for the three months ended September 30, 2019 and 2018, respectively, and 2.4% and 0.5% for the nine months ended September 30, 2019 and 2018, respectively.

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

The following table represents revenues from contracts with customers disaggregated by service type and by the reportable segment for each category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Americas:
Customer engagement solutions and services	$317,806	$328,535	$952,438	$995,723
Other revenues	291	227	743	801
Total Americas	318,097	328,762	953,181	996,524
EMEA:
Customer engagement solutions and services	69,329	68,859	208,969	208,302
Other revenues	10,098	1,684	27,262	5,588
Total EMEA	79,427	70,543	236,231	213,890
Other:
Other revenues	23	28	66	75
Total Other	23	28	66	75
	$397,547	$399,333	$1,189,478	$1,210,489

Trade Accounts Receivable

The Company’s trade accounts receivable, net, consists of the following (in thousands):

	September 30, 2019	December 31, 2018
Trade accounts receivable, net, current (1)	$340,520	$335,377
Trade accounts receivable, net, noncurrent (2)	19,457	15,948
	$359,977	$351,325

(1) Included in “Receivables, net” in the accompanying Condensed Consolidated Balance Sheets.

(2) Included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets.

The Company’s noncurrent trade accounts receivable result from contracts with customers that include renewal provisions, as well as contracts with customers under multi-year arrangements.

Deferred Revenue and Customer Liabilities

Deferred revenue and customer liabilities consists of the following (in thousands):

	September 30, 2019	December 31, 2018
Deferred revenue	$3,691	$3,655
Customer arrangements with termination rights	15,891	16,404
Estimated refund liabilities	9,324	10,117
	$28,906	$30,176

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

Revenues of $0.2 million and $0.1 million were recognized during the three months ended September 30, 2019 and 2018, respectively, and revenues of $3.6 million and $4.3 million were recognized during the nine months ended September 30, 2019 and 2018, respectively, from amounts included in deferred revenue at December 31, 2018 and January 1, 2018, respectively.  The Company expects to recognize the majority of its deferred revenue as of September 30, 2019 over the next 180 days.

Customer Liabilities – Customer Arrangements with Termination Rights

The majority of the Company’s contracts include termination for convenience or without cause provisions allowing either party to cancel the contract without substantial cost or penalty within a defined notification period (“termination rights”). Customer arrangements with termination rights represent the amount of up-front fees received for unsatisfied performance obligations for periods that extend beyond the legally enforceable contract period. All customer arrangements with termination rights are classified as current as the customer can terminate the contracts and demand pro-rata refunds of the up-front fees over varying periods, typically up to 180 days. The Company expects to recognize the majority of the customer arrangements with termination rights into revenue as the Company has not historically experienced a high rate of early contract terminations.

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

The impact of the adoption of ASC 842 to the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 was not material. The Company’s net cash provided by operating activities for the nine months ended September 30, 2019 did not change due to the adoption of ASC 842.

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

The Company capitalizes operating lease obligations with initial terms in excess of 12 months as ROU assets with corresponding lease liabilities on its balance sheet.  Operating lease ROU assets represent the Company’s right to use an underlying asset for the lease term, and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Additionally, the ROU asset is adjusted for lease incentives, prepaid lease payments and initial direct costs. Operating lease expense is recognized on a straight-line basis over the lease term.

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

Leases

The Company leases facilities for its corporate headquarters, many of its customer engagement centers, several regional support offices and data centers. These leases are classified as operating leases and are included in “Operating lease right-of-use assets,” “Operating lease liabilities” and “Long-term operating lease liabilities” in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2019. The Company has no finance leases.

Lease terms for the Company’s leases are generally three to 20 years with renewal options typically ranging from one month to five years and largely require the Company to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs in addition to a base or fixed rent. The Company's operating leases have remaining lease terms of one month to 13 years as of September 30, 2019.

The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.

The Company subleases certain of its facilities that have been abandoned before the expiration of the lease term.  Operating lease costs on abandoned facilities are reduced by sublease income and included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations. The Company’s sublease arrangements do not contain renewal options or restrictive covenants. The Company’s subleases have varying remaining lease terms extending through 2025, and future contractual sublease income is expected to be $13.2 million over the remaining lease terms.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense were as follows (in thousands):

	Statement of Operations Location	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	Direct salaries and related costs	$37	$170
Operating lease cost	General and administrative	14,645	44,460
Short-term lease cost	General and administrative	970	1,783
Variable lease cost	Direct salaries and related costs	—	(1)
Variable lease cost	General and administrative	1,116	3,426
Sublease income	General and administrative	(870)	(1,867)
		$15,898	$47,971

Supplemental cash flow information related to leases was as follows (in thousands):

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities - operating cash flows	$43,387
Right-of-use assets obtained in exchange for new operating lease liabilities	18,447

Additional supplemental information related to leases was as follows:

September 30, 2019
Weighted average remaining lease term of operating leases	5.4 years
Weighted average discount rate of operating leases	3.7%

Maturities of operating lease liabilities as of September 30, 2019 were as follows (in thousands):

Amount
2019 (remainder of the year)	$10,767
2020	57,324
2021	51,118
2022	39,370
2023	25,829
2024 and thereafter	55,475
Total future lease payments	239,883
Less: Imputed interest	23,552
Present value of future lease payments	216,331
Less: Operating lease liabilities	48,323
Long-term operating lease liabilities	$168,008

As of September 30, 2019, the Company had additional operating leases for customer engagement centers that had not yet commenced with future lease payments of $0.7 million. These operating leases will commence during the fourth quarter of 2019 with lease terms between 1 and 6 years.

Disclosures related to periods prior to adoption of ASC 842

Rental expense under operating leases, primarily included in “General and administrative” in the accompanying Condensed Consolidated Statement of Operations, for the three and nine months ended September 30, 2018 was $19.0 million and $53.6 million, respectively.

The following is a schedule of future minimum rental payments required under operating leases that had noncancelable lease terms as of December 31, 2018 under ASC 840 (in thousands):

Amount
2019	$53,071
2020	48,770
2021	43,324
2022	34,063
2023	22,583
2024 and thereafter	51,456
$253,267

Note 4. Costs Associated with Exit or Disposal Activities

During the first quarter of 2019, the Company initiated a restructuring plan to simplify and refine its operating model in the U.S. (the “Americas 2019 Exit Plan”), in part to improve agent attrition and absenteeism. The Americas 2019 Exit Plan includes, but is not limited to, closing customer contact management centers, consolidating leased space in various locations in the U.S. and management reorganization. The Company finalized these actions as of September 30, 2019.

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

The cumulative costs expected and incurred to date related to cash and non-cash expenditures resulting from the Americas 2018 Exit Plan and the Americas 2019 Exit Plan are outlined below as of September 30, 2019 (in thousands):

	Americas 2018 Exit Plan	Americas 2019 Exit Plan
Lease obligations and facility exit costs (1)	$7,073	$54
Severance and related costs (2)	3,426	191
Severance and related costs (1)	1,053	2,161
Non-cash impairment charges	5,875	1,582
Other non-cash charges	—	244
	$17,427	$4,232

(1) Included in “General and administrative” costs.

(2) Included in “Direct salaries and related costs.”

The Company has paid a total of $11.8 million in cash through September 30, 2019, of which $10.4 million related to the Americas 2018 Exit Plan and $1.4 million related to the Americas 2019 Exit Plan.

The following table summarizes the accrued liability and related charges for the three months ended September 30, 2019 (in thousands):

	Americas 2018 Exit Plan			Americas 2019 Exit Plan
	Lease Obligations and Facility Exit Costs	Severance and Related Costs	Total	Lease Obligations and Facility Exit Costs	Severance and Related Costs	Total
Balance at the beginning of the period	$129	$222	$351	$54	$1,561	$1,615
Charges (reversals) included in "General and administrative"	—	8	8	—	(8)	(8)
Cash payments	(33)	(129)	(162)	—	(649)	(649)
Balance at the end of the period	$96	$101	$197	$54	$904	$958

The following table summarizes the accrued liability and related charges for the three months ended September 30, 2018 (in thousands):

	Americas 2018 Exit Plan
	Lease Obligations and Facility Exit Costs	Severance and Related Costs	Total
Balance at the beginning of the period	$2,815	$490	$3,305
Charges (reversals) included in "Direct salaries and related costs"	—	3,015	3,015
Charges (reversals) included in "General and administrative"	3,832	331	4,163
Cash payments	(1,440)	(3,209)	(4,649)
Balance sheet reclassifications (1)	119	—	119
Balance at the end of the period	$5,326	$627	$5,953

(1) Consists of the reclassification of deferred rent balances to the restructuring liability for locations subject to closure.

The following table summarizes the accrued liability and related charges for the nine months ended September 30, 2019 (in thousands):

	Americas 2018 Exit Plan			Americas 2019 Exit Plan
	Lease Obligations and Facility Exit Costs	Severance and Related Costs	Total	Lease Obligations and Facility Exit Costs	Severance and Related Costs	Total
Balance at the beginning of the period	$1,769	$817	$2,586	$—	$—	$—
Charges (reversals) included in "Direct salaries and related costs"	—	(3)	(3)	—	191	191
Charges (reversals) included in "General and administrative"	(4)	18	14	54	2,161	2,215
Cash payments	(331)	(731)	(1,062)	—	(1,448)	(1,448)
Balance sheet reclassifications (1)	(1,338)	—	(1,338)	—	—	—
Balance at the end of the period	$96	$101	$197	$54	$904	$958

(1) Consists of the reclassification from the restructuring liability to “Operating lease liabilities” and “Long-term operating lease liabilities” upon adoption of ASC 842 on January 1, 2019.

The following table summarizes the accrued liability and related charges for the nine months ended September 30, 2018 (in thousands):

	Americas 2018 Exit Plan
	Lease Obligations and Facility Exit Costs	Severance and Related Costs	Total
Balance at the beginning of the period	$—	$—	$—
Charges (reversals) included in "Direct salaries and related costs"	—	3,417	3,417
Charges (reversals) included in "General and administrative"	6,860	550	7,410
Cash payments	(1,869)	(3,340)	(5,209)
Balance sheet reclassifications (1)	335	—	335
Balance at the end of the period	$5,326	$627	$5,953

(1) Consists of the reclassification of deferred rent balances to the restructuring liability for locations subject to closure.

Restructuring Liability Classification

The following table summarizes the Company’s short-term and long-term accrued liabilities associated with its Americas 2018 and 2019 Exit Plans (in thousands):

	Americas 2018 Exit Plan		Americas 2019 Exit Plan
	September 30, 2019	December 31, 2018	September 30, 2019
Lease obligations and facility exit costs:
Included in "Accounts payable"	$—	$100	$54
Included in "Other accrued expenses and current liabilities"	55	952	—
Included in "Other long-term liabilities"	41	717	—
	96	1,769	$54
Severance and related costs:
Included in "Accrued employee compensation and benefits"	101	793	902
Included in "Other accrued expenses and current liabilities"	—	24	2
	101	817	904
	$197	$2,586	$958

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

The Company's assets and liabilities measured at fair value on a recurring basis subject to the requirements of ASC 820 consist of the following (in thousands):

		Fair Value Measurements Using:
	Balance at	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 30, 2019	Level 1	Level 2	Level 3
Assets:
Foreign currency contracts (1)	$2,576	$—	$2,576	$—
Equity investments held in rabbi trust for the Deferred Compensation Plan (2)	8,305	8,305	—	—
Debt investments held in rabbi trust for the Deferred Compensation Plan (2)	4,712	4,712	—	—
	$15,593	$13,017	$2,576	$—
Liabilities:
Foreign currency contracts (1)	$425	$—	$425	$—
	$425	$—	$425	$—

		Fair Value Measurements Using:
	Balance at	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2018	Level 1	Level 2	Level 3
Assets:
Foreign currency contracts (1)	$1,068	$—	$1,068	$—
Embedded derivatives (1)	10	—	—	10
Equity investments held in rabbi trust for the Deferred Compensation Plan (2)	8,075	8,075	—	—
Debt investments held in rabbi trust for the Deferred Compensation Plan (2)	3,367	3,367	—	—
	$12,520	$11,442	$1,068	$10
Liabilities:
Foreign currency contracts (1)	$2,895	$—	$2,895	$—
Embedded derivatives (1)	369	—	—	369
	$3,264	$—	$2,895	$369

(1) See Note 7, Financial Derivatives, for the classification in the accompanying Condensed Consolidated Balance Sheets.

(2) Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheets.  See Note 8, Investments Held in Rabbi Trust.

Reconciliations of Fair Value Measurements Categorized within Level 3 of the Fair Value Hierarchy

Embedded Derivatives in Lease Agreements

A rollforward of the net asset (liability) activity in the Company’s fair value of the embedded derivatives is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Balance at the beginning of the period	$—	$(598)	$(359)	$(527)
Derecognition of embedded derivatives (1)	—	—	359	—
Gains (losses) recognized in "Other income (expense), net"	—	159	—	(6)
Settlements	—	38	—	118
Effect of foreign currency	—	(1)	—	13
Balance at the end of the period	$—	$(402)	$—	$(402)
Change in unrealized gains (losses) included in "Other income (expense), net" related to embedded derivatives held at the end of the period	$—	$153	$—	$(19)

(1) Derecognition upon adoption of ASC 842 on January 1, 2019. See Note 3, Leases, for more information.

Non-Recurring Fair Value

Certain assets, under certain conditions, are measured at fair value on a nonrecurring basis utilizing Level 3 inputs, including goodwill, intangible assets, long-lived assets, ROU assets and equity method investments. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if these assets were determined to be impaired. The adjusted carrying values for assets measured at fair value on a nonrecurring basis (no liabilities) subject to the requirements of ASC 820 were not material at September 30, 2019 and December 31, 2018.

The following table summarizes the total impairment losses related to nonrecurring fair value measurements of certain assets (no liabilities) subject to the requirements of ASC 820 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Americas:
Property and equipment, net	$—	$(555)	$(343)	$(9,256)
Operating lease right-of-use assets	—	—	(1,368)	—
	$—	$(555)	$(1,711)	$(9,256)

In connection with the closure of certain under-utilized customer contact management centers and the consolidation of leased space in the U.S. and Canada, the Company recorded impairment charges during the three and nine months ended September 30, 2019 and 2018 related to the exit of leased facilities as well as leasehold improvements, equipment, furniture and fixtures which were not recoverable. See Note 4, Costs Associated with Exit and Disposal Activities, for further information.

Note 6. Goodwill and Intangible Assets

Intangible Assets

The following table presents the Company’s purchased intangible assets as of September 30, 2019 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Intangible assets subject to amortization:
Customer relationships	$189,177	$(117,027)	$72,150	10
Trade names and trademarks	19,093	(12,310)	6,783	8
Non-compete agreements	2,714	(2,088)	626	3
Content library	492	(492)	—	2
Proprietary software	870	(660)	210	5
Intangible assets not subject to amortization:
Domain names	80,710	—	80,710	N/A
	$293,056	$(132,577)	$160,479	5

The following table presents the Company’s purchased intangible assets as of December 31, 2018 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Intangible assets subject to amortization:
Customer relationships	$189,697	$(106,502)	$83,195	10
Trade names and trademarks	19,236	(10,594)	8,642	8
Non-compete agreements	2,746	(1,724)	1,022	3
Content library	517	(517)	—	2
Proprietary software	1,040	(725)	315	4
Intangible assets not subject to amortization:
Domain names	80,857	—	80,857	N/A
	$294,093	$(120,062)	$174,031	5

The Company’s estimated future amortization expense for the succeeding years relating to the purchased intangible assets resulting from acquisitions completed prior to September 30, 2019 is as follows (in thousands):

Amount
2019 (remainder of the year)	$4,054
2020	13,897
2021	9,312
2022	8,035
2023	7,205
2024	6,960
2025 and thereafter	30,306

Goodwill

Changes in goodwill for the nine months ended September 30, 2019 consisted of the following (in thousands):

	January 1, 2019	Acquisition- Related (1)	Effect of Foreign Currency	September 30, 2019
Americas	$255,436	$1,202	$1,799	$258,437
EMEA	47,081	(124)	(1,594)	45,363
	$302,517	$1,078	$205	$303,800

Changes in goodwill for the year ended December 31, 2018 consisted of the following (in thousands):

	January 1, 2018	Acquisition- Related (1)	Effect of Foreign Currency	December 31, 2018
Americas	$258,496	$2,175	$(5,235)	$255,436
EMEA	10,769	36,361	(49)	47,081
	$269,265	$38,536	$(5,284)	$302,517

(1) See Note 1, Overview and Basis of Presentation, for further information. The year ended December 31, 2018 includes the goodwill recorded upon acquisition of WhistleOut and Symphony, while the nine months ended September 30, 2019 includes the impact of adjustments to acquired goodwill upon finalization of working capital adjustments and the tax analysis of WhistleOut’s assets acquired and liabilities assumed.

The Company performs its annual goodwill impairment test during the third quarter, or more frequently if indicators of impairment exist.

For the annual goodwill impairment test, the Company elected to forgo the option to first assess qualitative factors and performed its annual quantitative goodwill impairment test as of July 31, 2019.  Under ASC 350, Intangibles – Goodwill and Other, the carrying value of assets is calculated at the reporting unit level. The quantitative assessment of goodwill includes comparing a reporting unit’s calculated fair value to its carrying value. The calculation of fair value requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the projected long-term growth rate and determination of the Company’s weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. If the fair value of the reporting unit is less than its carrying value, goodwill is considered impaired and an impairment loss is recognized for the amount by which the carrying value exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit.

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

As of July 31, 2019, the Company had eight reporting units, seven of which have goodwill.  The Company concluded that goodwill was not impaired for all seven of its reporting units with goodwill, based on generally accepted valuation techniques and the significant assumptions outlined above.  The fair values of three of the seven reporting units were substantially in excess of their carrying value. The Clearlink, Symphony, LATAM and Qelp reporting units’ fair values exceeded their respective carrying values, although the fair value cushion was not substantial. The decrease in the Clearlink reporting unit’s cushion from the prior year was primarily attributable to a decrease in the projected long-term growth rate of the U.S. Gross Domestic Product as well as a decline in projected revenue growth. The decrease in the cushion from the prior year for the LATAM and Qelp reporting units was primarily attributable to an increase in the country-specific risk premiums which increased the applied weighted average cost of capital. Symphony was acquired by the Company in November 2018.

The Clearlink, Symphony, LATAM and Qelp reporting units are at risk of future impairment if projected operating results are not met or other inputs into the fair value measurement model change.  As of September 30, 2019, the Company believes there were no indicators of impairment related to Clearlink’s $74.1 million of goodwill, Symphony’s $35.7 million of goodwill, LATAM’s $19.2 million of goodwill and Qelp’s $9.7 million of goodwill.

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

The deferred gains (losses) and related taxes on the Company’s cash flow hedges recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) in the accompanying Condensed Consolidated Balance Sheets were as follows (in thousands):

	September 30, 2019	December 31, 2018
Deferred gains (losses) in AOCI	$1,553	$(1,825)
Tax on deferred gains (losses) in AOCI	(47)	(39)
Deferred gains (losses) in AOCI, net of taxes	$1,506	$(1,864)
Deferred gains (losses) expected to be reclassified to "Revenues" from AOCI during the next twelve months	$1,553

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

The Company had the following outstanding foreign currency forward contracts and options, and embedded derivatives (in thousands):

	September 30, 2019		December 31, 2018
Contract Type	Notional Amount in USD	Settle Through Date	Notional Amount in USD	Settle Through Date
Cash flow hedges:
Options:
US Dollars/Philippine Pesos	$77,000	September 2020	$26,250	December 2019
Forwards:
US Dollars/Philippine Pesos	—	—	39,000	September 2019
US Dollars/Costa Rican Colones	27,000	June 2020	67,000	December 2019
Euros/Hungarian Forints	752	December 2019	—	—
Euros/Romanian Leis	4,142	December 2019	—	—
Non-designated hedges:
Forwards	25,161	November 2021	19,261	November 2021
Embedded derivatives	—	—	14,069	April 2030

Master netting agreements exist with each respective counterparty to reduce credit risk by permitting net settlement of derivative positions. In the event of default by the Company or one of its counterparties, these agreements include a set-off clause that provides the non-defaulting party the right to net settle all derivative transactions, regardless of the currency and settlement date.  The maximum amount of loss due to credit risk that, based on gross fair value, the Company would incur if parties to the derivative transactions that make up the concentration failed to perform according to the terms of the contracts was $2.6 million and $1.1 million as of September 30, 2019 and December 31, 2018, respectively.  After consideration of these netting arrangements and offsetting positions by counterparty, the total net settlement amount as it relates to these positions are asset positions of $2.4 million and $1.1 million as of September 30, 2019 and December 31, 2018, respectively, and liability positions of $0.2 million and $2.9 million as of September 30, 2019 and December 31, 2018, respectively.

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

The following tables present the fair value of the Company’s derivative instruments included in the accompanying Condensed Consolidated Balance Sheets (in thousands):

		Derivative Assets
	Balance Sheet Location	September 30, 2019	December 31, 2018
Derivatives designated as cash flow hedging instruments:
Foreign currency contracts	Other current assets	$2,358	$1,038
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	81	30
Foreign currency contracts	Deferred charges and other assets	137	—
Embedded derivatives	Other current assets	—	10
Total derivative assets		$2,576	$1,078

		Derivative Liabilities
	Balance Sheet Location	September 30, 2019	December 31, 2018
Derivatives designated as cash flow hedging instruments:
Foreign currency contracts	Other accrued expenses and current liabilities	$28	$2,604
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other accrued expenses and current liabilities	397	247
Foreign currency contracts	Other long-term liabilities	—	44
Embedded derivatives	Other accrued expenses and current liabilities	—	8
Embedded derivatives	Other long-term liabilities	—	361
Total derivative liabilities		$425	$3,264

The following table presents the effect of the Company’s derivative instruments included in the accompanying condensed consolidated financial statements (in thousands):

	Location of Gains	Three Months Ended September 30,		Nine Months Ended September 30,
	(Losses) in Net Income	2019	2018	2019	2018
Revenues		$397,547	$399,333	$1,189,478	$1,210,489

Derivatives designated as cash flow hedging instruments:
Gains (losses) recognized in AOCI:
Foreign currency contracts		(36)	(1,839)	4,733	(4,840)
Gains (losses) reclassified from AOCI:
Foreign currency contracts	Revenues	1,134	183	1,264	619
Derivatives not designated as hedging instruments:
Gains (losses) recognized from foreign currency contracts	Other income (expense), net	$(363)	$(539)	$(828)	$(1,801)
Gains (losses) recognized from embedded derivatives	Other income (expense), net	—	159	—	(6)
		$(363)	$(380)	$(828)	$(1,807)

Note 8.  Investments Held in Rabbi Trust

The Company’s investments held in rabbi trust, classified as trading securities and included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheets, at fair value, consist of the following (in thousands):

	September 30, 2019		December 31, 2018
	Cost	Fair Value	Cost	Fair Value
Mutual funds	$9,455	$13,017	$8,864	$11,442

The mutual funds held in rabbi trust were 64% equity-based and 36% debt-based as of September 30, 2019. Net investment gains (losses) included in “Other income (expense), net” in the accompanying Condensed Consolidated Statements of Operations consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net realized gains (losses) from sale of trading securities	$62	$10	$128	$42
Dividend and interest income	35	31	117	99
Net unrealized holding gains (losses)	(56)	366	1,402	383
	$41	$407	$1,647	$524

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

The 2019 Credit Agreement matures on February 14, 2024, and had outstanding borrowings of $77.0 million at September 30, 2019 and the 2015 Credit Agreement had outstanding borrowings of $102.0 million at December 31, 2018, included in “Long-term debt” in the accompanying Condensed Consolidated Balance Sheets.

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

The following table presents information related to our credit agreements (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Average daily utilization	$91,935	$101,087	$92,495	$107,454
Interest expense (1)	$899	$923	$2,783	$2,839
Weighted average interest rate (1)	3.9%	3.6%	4.0%	3.6%

(1) Excludes the amortization of deferred loan fees and includes the commitment fee.

In January 2018, the Company repaid $175.0 million of long-term debt outstanding under its 2015 Credit Agreement, primarily using funds repatriated from its foreign subsidiaries.

Note 10. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) consist of the following (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Net Investment Hedge	Unrealized Gain (Loss) on Cash Flow Hedging Instruments	Unrealized Actuarial Gain (Loss) Related to Pension Liability	Unrealized Gain (Loss) on Postretirement Obligation	Total
Balance at January 1, 2018	$(36,315)	$1,046	$2,471	$1,574	$120	$(31,104)
Pre-tax amount	(22,158)	—	(4,287)	783	—	(25,662)
Tax (provision) benefit	—	—	84	47	—	131
Reclassification of (gain) loss to net income	—	—	6	(66)	(80)	(140)
Foreign currency translation	220	—	(138)	(82)	—	—
Balance at December 31, 2018	(58,253)	1,046	(1,864)	2,256	40	(56,775)
Pre-tax amount	(7,048)	—	4,733	—	—	(2,315)
Tax (provision) benefit	—	—	(85)	10	—	(75)
Reclassification of (gain) loss to net income	—	—	(1,186)	(72)	(15)	(1,273)
Foreign currency translation	56	—	(92)	36	—	—
Balance at September 30, 2019	$(65,245)	$1,046	$1,506	$2,230	$25	$(60,438)

The following table summarizes the amounts reclassified to net income from accumulated other comprehensive income (loss) and the associated line item in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Statements of Operations
	2019	2018	2019	2018	Location
Gain (loss) on cash flow hedging instruments: (1)
Pre-tax amount	$1,134	$183	$1,264	$619	Revenues
Tax (provision) benefit	(33)	19	(78)	43	Income taxes
Reclassification to net income	1,101	202	1,186	662
Actuarial gain (loss) related to pension liability: (2)
Pre-tax amount	21	13	63	42	Other income (expense), net
Tax (provision) benefit	3	3	9	9	Income taxes
Reclassification to net income	24	16	72	51
Gain (loss) on postretirement obligation: (2),(3)
Reclassification to net income	5	84	15	104	Other income (expense), net
	$1,130	$302	$1,273	$817

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

Note 11. Income Taxes

The Company’s effective tax rates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Effective tax rate	23.9%	4.4%	23.8%	2.6%

The increase in the effective tax rate for the three months ended September 30, 2019 as compared to 2018 was primarily due to a $1.9 million reduction in discrete taxes related to the resolution of uncertain tax positions and ancillary issues in the prior period. The increase was also affected by shifts in earnings among the various jurisdictions in which the Company operates. Several additional factors, none of which were individually material, also impacted the rate. The difference between the Company’s effective tax rate as compared to the U.S. statutory federal tax rate of 21.0% was primarily due to the tax impact of permanent differences, state income and foreign withholding taxes, partially offset by the recognition of net tax benefits resulting from foreign tax rate differentials, income earned in certain tax holiday jurisdictions and tax credits.

The increase in the effective tax rate for the nine months ended September 30, 2019 as compared to 2018 was primarily due to a $5.3 million reduction in discrete taxes from the aforementioned changes in uncertain tax positions, including the settlement of tax audits and ancillary issues in the prior period. The increase was also affected by shifts in earnings among the various jurisdictions in which the Company operates. Several additional factors, none of which were individually material, also impacted the rate. The difference between the Company’s effective tax rate as compared to the U.S. statutory federal tax rate of 21.0% was primarily due to the tax impact of permanent differences, state income and foreign withholding taxes, partially offset by the recognition of net tax benefits resulting from foreign tax rate differentials, income earned in certain tax holiday jurisdictions and tax credits.

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

The Company has no significant tax jurisdictions under audit; however, the Company is currently under audit in several tax jurisdictions. The Company believes it has adequate reserves related to all matters pertaining to the remaining audits. Should the Company experience unfavorable outcomes from these audits, such outcomes could have a significant impact on its financial condition, results of operations and cash flows.

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

The numbers of shares used in the earnings per share computation were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic:
Weighted average common shares outstanding	41,190	42,136	41,808	42,070
Diluted:
Dilutive effect of stock appreciation rights, restricted stock, restricted stock units and shares held in rabbi trust	117	68	100	131
Total weighted average diluted shares outstanding	41,307	42,204	41,908	42,201
Anti-dilutive shares excluded from the diluted earnings per share calculation	52	23	174	11

On August 18, 2011, the Company’s Board of Directors (the “Board”) authorized the Company to purchase up to 5.0 million shares of its outstanding common stock (the “2011 Share Repurchase Program”). On March 16, 2016, the Board authorized an increase of 5.0 million shares to the 2011 Share Repurchase Program for a total of 10.0 million shares.  A total of 6.4 million shares have been repurchased under the 2011 Share Repurchase Program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price, management discretion and general market conditions. The 2011 Share Repurchase Program has no expiration date.

The shares repurchased under the Company’s 2011 Share Repurchase Program were as follows (none in 2018) (in thousands, except per share amounts):

	Total Number of			Total Cost of
	Shares	Range of Prices Paid Per Share		Shares
	Repurchased	Low	High	Repurchased
Three Months Ended:
September 30, 2019	369	$26.81	$28.00	$10,103
Nine Months Ended:
September 30, 2019	1,140	$24.72	$28.00	$30,281

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

The Company received a state audit assessment and is currently rebutting the position. The Company has determined that the likelihood of a liability is reasonably possible and developed a range of possible loss up to $1.5 million, net of federal benefit.

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

Note 14. Defined Benefit Pension Plan and Postretirement Benefits

Defined Benefit Pension Plans

The following table provides information about the net periodic benefit cost for the Company’s pension plans (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Service cost	$98	$106	$296	$329
Interest cost	62	46	186	144
Recognized actuarial (gains)	(21)	(13)	(63)	(42)
	$139	$139	$419	$431

The Company’s service cost for its qualified pension plans was included in “Direct salaries and related costs” and “General and administrative” costs in its Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 3019 and 2018. The remaining components of net periodic benefit cost were included in “Other income (expense), net” in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018.

Employee Retirement Savings Plans

The Company maintains a 401(k) plan covering defined employees who meet established eligibility requirements. Under the plan provisions, the Company matches 50% of participant contributions to a maximum matching amount of 2% of participant compensation. The Company’s contributions included in the accompanying Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
401(k) plan contributions	$410	$392	$1,295	$1,195

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

	September 30, 2019	December 31, 2018
Postretirement benefit obligation	$6	$12
Unrealized gains (losses) in AOCI (1)	25	40

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

The following table summarizes the stock-based compensation expense (primarily in the Americas) and income tax benefits related to the stock-based compensation, both plan and non-plan related (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Stock-based compensation (expense) (1)	$(1,504)	$(1,567)	$(5,594)	$(5,317)
Income tax benefit (2)	361	376	1,343	1,276

(1) Included in "General and administrative" costs in the accompanying Condensed Consolidated Statements of Operations.

(2) Included in "Income taxes" in the accompanying Condensed Consolidated Statements of Operations.

During the nine months ended September 30, 2019, the Company granted 338,732 performance-based restricted shares and 169,367 employment-based restricted stock units under the Company’s 2011 Plan, all at a weighted average grant-date fair value of $28.43 per share.

During the three and nine months ended September 30, 2019, the Company accelerated the vesting of 35,577 acquisition-related restricted stock units in conjunction with the departure of one of Symphony’s executives from the Company. The fair value of the vested restricted stock units was $1.1 million.

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

Information about the Company’s reportable segments is as follows (in thousands):

	Americas	EMEA	Other (1)	Consolidated
Three Months Ended September 30, 2019:
Revenues	$318,097	$79,427	$23	$397,547
Percentage of revenues	80.0%	20.0%	0.0%	100.0%
Depreciation, net	$10,086	$1,611	$752	$12,449
Amortization of intangibles	$3,289	$814	$—	$4,103
Income (loss) from operations	$34,516	$5,688	$(15,498)	$24,706
Total other income (expense), net			(912)	(912)
Income taxes			(5,689)	(5,689)
Net income				$18,105
Three Months Ended September 30, 2018:
Revenues	$328,762	$70,543	$28	$399,333
Percentage of revenues	82.3%	17.7%	0.0%	100.0%
Depreciation, net	$11,838	$1,473	$761	$14,072
Amortization of intangibles	$3,439	$199	$—	$3,638
Income (loss) from operations	$25,666	$5,098	$(16,318)	$14,446
Total other income (expense), net			(66)	(66)
Income taxes			(628)	(628)
Net income				$13,752
Nine Months Ended September 30, 2019:
Revenues	$953,181	$236,231	$66	$1,189,478
Percentage of revenues	80.1%	19.9%	0.0%	100.0%
Depreciation, net	$32,252	$4,865	$2,281	$39,398
Amortization of intangibles	$10,015	$2,501	$—	$12,516
Income (loss) from operations	$91,168	$11,840	$(46,295)	$56,713
Total other income (expense), net			(2,815)	(2,815)
Income taxes			(12,837)	(12,837)
Net income				$41,061
Nine Months Ended September 30, 2018:
Revenues	$996,524	$213,890	$75	$1,210,489
Percentage of revenues	82.3%	17.7%	0.0%	100.0%
Depreciation, net	$36,856	$4,360	$2,252	$43,468
Amortization of intangibles	$10,846	$634	$—	$11,480
Income (loss) from operations	$71,354	$11,957	$(48,121)	$35,190
Total other income (expense), net			(2,457)	(2,457)
Income taxes			(855)	(855)
Net income				$31,878

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

The following table represents a disaggregation of revenue from contracts with customers by geographic location and by the reportable segment for each category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Americas:
United States	$144,698	$161,429	$451,466	$498,523
The Philippines	65,560	57,953	180,431	174,610
Costa Rica	31,228	33,120	93,524	96,168
Canada	24,815	25,549	74,885	77,566
El Salvador	20,904	20,732	61,447	61,327
People's Republic of China	8,681	8,337	26,489	25,834
Australia	7,425	8,619	22,382	24,021
Mexico	7,016	6,221	20,648	18,171
Colombia	4,513	4,704	13,957	13,395
Other	3,257	2,098	7,952	6,909
Total Americas	318,097	328,762	953,181	996,524
EMEA:
Germany	23,471	22,448	70,148	69,027
United Kingdom	18,141	12,333	52,759	37,640
Sweden	12,850	13,422	39,891	41,226
Romania	8,457	8,704	24,850	25,031
Other	16,508	13,636	48,583	40,966
Total EMEA	79,427	70,543	236,231	213,890
Total Other	23	28	66	75
	$397,547	$399,333	$1,189,478	$1,210,489

Revenues are attributed to countries based on location of customer, except for revenues for The Philippines, Costa Rica, the People’s Republic of China and India, which are primarily comprised of customers located in the U.S. but serviced by centers in those respective geographic locations.

Note 17. Other Income (Expense)

Other income (expense), net consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Foreign currency transaction gains (losses)	$430	$1,066	$(107)	$3,155
Gains (losses) on derivative instruments not designated as hedges	(363)	(380)	(828)	(1,807)
Net investment gains (losses) on investments held in rabbi trust	41	407	1,647	524
Other miscellaneous income (expense)	(163)	(174)	(690)	(1,335)
	$(55)	$919	$22	$537

Note 18. Related Party Transactions

In January 2008, the Company entered into a lease for a customer engagement center located in Kingstree, South Carolina. The landlord, Kingstree Office One, LLC, is an entity controlled by John H. Sykes, the founder, former Chairman and former Chief Executive Officer of the Company and the father of Charles Sykes, President and Chief Executive Officer of the Company. The lease payments on the 20-year lease were negotiated at or below market rates, and the lease is cancellable at the option of the Company. The Company paid $0.1 million to the landlord during both the three months ended September 30, 2019 and 2018 under the terms of the lease.  The Company paid $0.4 million and $0.3 million during the nine months ended September 30, 2019 and 2018, respectively.

The Company contracted to receive services from XSell, an equity method investee, for $0.1 million during the three months ended September 30, 2018 (none in 2019), and less than $0.1 million and $0.1 million during the nine months ended September 30, 2019 and 2018, respectively.  These related party transactions occurred in the normal course of business on terms and conditions that are similar to those of transactions with unrelated parties and, therefore, were measured at the exchange amount.

Note 19. Subsequent Event

In May 2019, the building that houses the Company’s customer engagement center located in Fort Smith, Arkansas experienced significant damage as a result of a tornado, primarily impacting its leasehold improvements and other fixed assets, and causing an interruption in its business operations. The Company filed an insurance claim of $2.9 million with its property insurance company. The Company settled the claim with its insurance company on November 5, 2019.  The Company expects to recognize a gain on settlement of the insurance claim in the range of $0.8 million to $1.3 million during the fourth quarter of 2019. This gain was offset by costs recognized in previous quarters not covered by the insurance claim.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Sykes Enterprises, Incorporated

400 North Ashley Drive

Tampa, Florida

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries (the "Company") as of September 30, 2019, the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2019 and 2018, and of changes in shareholders’ equity and of cash flows for the nine-month periods ended September 30, 2019 and 2018, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

November 5, 2019

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

Factors that could cause actual results to differ materially from what is expressed or forecasted in such forward-looking statements include, but are not limited to: (i) the impact of economic recessions in the U.S. and other parts of the world, (ii) fluctuations in global business conditions and the global economy, (iii) currency fluctuations, (iv) the timing of significant orders for our products and services, (v) variations in the terms and the elements of services offered under our standardized contract including those for future bundled service offerings, (vi) changes in applicable accounting principles or interpretations of such principles, (vii) difficulties or delays in implementing our bundled service offerings, (viii) failure to achieve sales, marketing and other objectives, (ix) construction delays of new or expansion of existing customer engagement centers, (x) delays in our ability to develop new products and services and market acceptance of new products and services, (xi) rapid technological change, (xii) loss or addition of significant clients, (xiii) political and country-specific risks inherent in conducting business abroad, (xiv) our ability to attract and retain key management personnel, (xv) our ability to continue the growth of our support service revenues through additional technical and customer engagement centers, (xvi) our ability to further penetrate into vertically integrated markets, (xvii) our ability to expand our global presence through strategic alliances and selective acquisitions, (xviii) our ability to continue to establish a competitive advantage through sophisticated technological capabilities, (xix) the ultimate outcome of any lawsuits, (xx) our ability to recognize deferred revenue through delivery of products or satisfactory performance of services, (xxi) our dependence on the demand for outsourcing, (xxii) risk of interruption of technical and customer engagement center operations due to such factors as fire, earthquakes, inclement weather and other disasters, power failures, telecommunication failures, unauthorized intrusions, computer viruses and other emergencies, (xxiii) the existence of substantial competition, (xxiv) the early termination of contracts by clients, (xxv) the ability to obtain and maintain grants and other incentives (tax or otherwise), (xxvi) the potential of cost savings/synergies associated with acquisitions not being realized, or not being realized within the anticipated time period, (xxvii) risks related to the integration of the acquisitions and the impairment of any related goodwill, and (xxviii) other risk factors that are identified in our most recent Annual Report on Form 10-K for the year ended December 31, 2018, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Executive Summary

We are a leading provider of multichannel demand generation and global comprehensive customer engagement services. We provide differentiated full lifecycle customer engagement solutions and services primarily to Global 2000 companies and their end customers, principally in the financial services, communications, technology, transportation & leisure, healthcare and other industries. Our differentiated full lifecycle management services platform effectively engages customers at every touchpoint within the customer journey, including digital marketing and acquisition, sales expertise, customer service, technical support and retention, many of which can be optimized by a suite of robotic process optimization (“RPA”) and artificial intelligence (“AI”) solutions. We serve our clients through two geographic operating regions: the Americas (United States, Canada, Latin America, Australia and the Asia Pacific Rim) and EMEA (Europe, the Middle East and Africa). Our Americas and EMEA regions primarily provide customer engagement solutions and services with an emphasis on inbound multichannel demand generation, customer service and technical support to our clients’ customers. These services, which represented 97.4% and

99.5% of consolidated revenues during the three months ended September 30, 2019 and 2018, respectively, and 97.6% and 99.5% of consolidated revenues during the nine months ended September 30, 2019 and 2018, respectively, are delivered through multiple communication channels including phone, e-mail, social media, text messaging, chat and digital self-service. We also provide various enterprise support services in the United States (“U.S.”) that include services for our clients’ internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, we also provide fulfillment services, which include order processing, payment processing, inventory control, product delivery and product returns handling. Additionally, through our acquisition of RPA provider Symphony Ventures Ltd (“Symphony”) coupled with our investment in AI through XSell Technologies, Inc. (“XSell”), we also provide a suite of solutions such as consulting, implementation, hosting and managed services that optimizes our differentiated full lifecycle management services platform. Our complete service offering helps our clients acquire, retain and increase the lifetime value of their customer relationships. We have developed an extensive global reach with customer engagement centers across six continents, including North America, South America, Europe, Asia, Australia and Africa.  We deliver cost-effective solutions that generate demand, enhance the customer service experience, promote stronger brand loyalty, and bring about high levels of performance and profitability.

Recent Developments

Exit Plans

Americas 2019 Exit Plan

During the first quarter of 2019, we initiated a restructuring plan to simplify and refine our operating model in the U.S. (the “Americas 2019 Exit Plan”), in part to improve agent attrition and absenteeism. The Americas 2019 Exit Plan includes, but is not limited to, closing customer contact management centers, consolidating leased space in various locations in the U.S. and management reorganization. We finalized the actions under the Americas 2019 Exit Plan as of September 30, 2019. Annualized savings of $7.1 million are expected as a result of these actions, primarily related to reduced general and administrative costs and lower depreciation.

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

Results of Operations

The following table sets forth, for the periods indicated, the amounts presented in the accompanying Condensed Consolidated Statements of Operations as well as the change between the respective periods:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2019	2018	$ Change	2019	2018	$ Change
Revenues	$397,547	$399,333	$(1,786)	$1,189,478	$1,210,489	$(21,011)
Operating expenses:
Direct salaries and related costs	253,669	261,474	(7,805)	767,558	801,470	(33,912)
General and administrative	102,620	105,148	(2,528)	311,582	309,625	1,957
Depreciation, net	12,449	14,072	(1,623)	39,398	43,468	(4,070)
Amortization of intangibles	4,103	3,638	465	12,516	11,480	1,036
Impairment of long-lived assets	—	555	(555)	1,711	9,256	(7,545)
Total operating expenses	372,841	384,887	(12,046)	1,132,765	1,175,299	(42,534)
Income from operations	24,706	14,446	10,260	56,713	35,190	21,523

Other income (expense):
Interest income	234	183	51	611	529	82
Interest (expense)	(1,091)	(1,168)	77	(3,448)	(3,523)	75
Other income (expense), net	(55)	919	(974)	22	537	(515)
Total other income (expense), net	(912)	(66)	(846)	(2,815)	(2,457)	(358)

Income before income taxes	23,794	14,380	9,414	53,898	32,733	21,165
Income taxes	5,689	628	5,061	12,837	855	11,982
Net income	$18,105	$13,752	$4,353	$41,061	$31,878	$9,183

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

Revenues

	Three Months Ended September 30,
	2019		2018
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change
Americas	$318,097	80.0%	$328,762	82.3%	$(10,665)
EMEA	79,427	20.0%	70,543	17.7%	8,884
Other	23	0.0%	28	0.0%	(5)
Consolidated	$397,547	100.0%	$399,333	100.0%	$(1,786)

Consolidated revenues decreased $1.8 million, or 0.4%, for the three months ended September 30, 2019 from the comparable period in 2018.

The decrease in Americas’ revenues was due to end-of-life client programs of $21.8 million primarily in the communications and other verticals and an unfavorable foreign currency impact of $0.7 million, partially offset by new clients of $7.5 million and higher volumes from existing clients of $4.3 million. Revenues from our offshore operations represented 44.4% of Americas’ revenues in 2019, compared to 40.5% for the comparable period in 2018.

The increase in EMEA’s revenues was due to new clients of $9.5 million and higher volumes from existing clients of $5.5 million, partially offset by end-of-life client programs of $2.3 million primarily in the communications and other verticals and an unfavorable foreign currency impact of $3.8 million.

On a consolidated basis, we had 47,500 brick-and-mortar seats as of September 30, 2019, a decrease of 2,100 seats from the comparable period in 2018, primarily due to the capacity rationalization resulting from the 2018 Americas Exit Plan. The capacity utilization rate on a combined basis was 73% compared to 70% in the comparable period in 2018.

On a segment basis, 39,700 seats were located in the Americas, a decrease of 2,400 seats from the comparable period in 2018, and 7,800 seats were located in EMEA, an increase of 300 seats from the comparable period in 2018. The capacity utilization rate for the Americas in 2019 was 73%, compared to 69% in the comparable period in 2018, up primarily due to our capacity rationalization. The capacity utilization rate for EMEA in 2019 was 75%, compared to 76% in the comparable period in 2018. We strive to attain a capacity utilization rate of 85% at each of our locations.

Direct Salaries and Related Costs

	Three Months Ended September 30,
	2019		2018
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$201,197	63.3%	$212,457	64.6%	$(11,260)	-1.3%
EMEA	52,472	66.1%	49,017	69.5%	3,455	-3.4%
Consolidated	$253,669	63.8%	$261,474	65.5%	$(7,805)	-1.7%

The decrease of $7.8 million in direct salaries and related costs included a favorable foreign currency impact of $0.1 million in the Americas and a favorable foreign currency impact of $2.7 million in EMEA.

The decrease in Americas’ direct salaries and related costs, as a percentage of revenues, was primarily attributable to lower severance of 0.9% related to the Americas 2018 Exit Plan, lower customer-acquisition advertising costs of 0.8% and lower communications costs of 0.2%, partially offset by higher recruiting costs of 0.2% and higher other costs of 0.4%. See Note 4, Costs Associated with Exit and Disposal Activities, in the accompanying “Notes to Condensed Consolidated Financial Statements” for further information.

The decrease in EMEA’s direct salaries and related costs, as a percentage of revenues, was primarily attributable to lower compensation costs of 4.1% driven by an increase in agent productivity principally within the communications vertical in the current period, lower communications costs of 0.5% and lower recruiting costs of 0.3%, partially offset by higher software sales costs of 1.0%, higher travel costs of 0.4% and higher other costs of 0.1%.

General and Administrative

	Three Months Ended September 30,
	2019		2018
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$69,009	21.7%	$74,807	22.8%	$(5,798)	-1.1%
EMEA	18,842	23.7%	14,756	20.9%	4,086	2.8%
Other	14,769	-	15,585	-	(816)	-
Consolidated	$102,620	25.8%	$105,148	26.3%	$(2,528)	-0.5%

The decrease of $2.5 million in general and administrative expenses included a negligible foreign currency impact in the Americas and a favorable foreign currency impact of $1.0 million in EMEA.

The decrease in Americas’ general and administrative expenses, as a percentage of revenues, was primarily attributable to lower facility-related costs of 1.3% associated with the Americas 2018 Exit Plan, lower legal and professional fees of 0.7%, lower merger and integration costs of 0.4% and lower other costs of 0.3%, partially offset by higher software and maintenance costs of 0.8%, higher compensation costs of 0.6% and higher facility-related costs of 0.2%. See Note 4, Costs Associated with Exit and Disposal Activities, in the accompanying “Notes to Condensed Consolidated Financial Statements” for further information.

The increase in EMEA’s general and administrative expenses, as a percentage of revenues, was primarily attributable to higher compensation costs of 1.5% driven primarily by Symphony’s operations which has higher general and administrative labor costs relative to our mix of business in the prior period, higher software and maintenance costs of 0.4%, higher merger and integration costs of 0.4%, higher facility-related costs of 0.2% and higher other costs of 0.3%.

The decrease in Other general and administrative expenses, which includes corporate and other costs, was primarily attributable to lower compensation costs of $1.8 million, partially offset by higher merger and integration costs of $0.2 million, higher software and maintenance costs of $0.2 million, higher legal and professional fees of $0.2 million, higher seminars and educational costs of $0.2 million and higher other costs of $0.2 million.

Depreciation, Amortization and Impairment of Long-Lived Assets

	Three Months Ended September 30,
	2019		2018
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Depreciation, net:
Americas	$10,086	3.2%	$11,838	3.6%	$(1,752)	-0.4%
EMEA	1,611	2.0%	1,473	2.1%	138	-0.1%
Other	752	-	761	-	(9)	-
Consolidated	$12,449	3.1%	$14,072	3.5%	$(1,623)	-0.4%

Amortization of intangibles:
Americas	$3,289	1.0%	$3,439	1.0%	$(150)	0.0%
EMEA	814	1.0%	199	0.3%	615	0.7%
Other	—	-	—	-	—	-
Consolidated	$4,103	1.0%	$3,638	0.9%	$465	0.1%

Impairment of long-lived assets:
Americas	$—	0.0%	$555	0.2%	$(555)	-0.2%
EMEA	—	0.0%	—	0.0%	—	0.0%
Other	—	-	—	-	—	-
Consolidated	$—	0.0%	$555	0.1%	$(555)	-0.1%

The decrease in depreciation was primarily due to the impact since the prior period of certain fully depreciated fixed assets and fixed assets that were impaired and disposed of as part of the Americas 2018 and 2019 Exit Plans, partially offset by new depreciable fixed assets placed into service supporting site expansions, acquisitions and infrastructure upgrades.

The increase in amortization was primarily due to the addition of intangibles acquired in conjunction with the November 2018 Symphony acquisition, partially offset by certain fully amortized intangible assets.

See Note 4, Costs Associated with Exit and Disposal Activities, and Note 5, Fair Value, in the accompanying “Notes to Condensed Consolidated Financial Statements” for further information regarding the impairment of long-lived assets.

Other Income (Expense)

	Three Months Ended September 30,
(in thousands)	2019	2018	$ Change
Interest income	$234	$183	$51

Interest (expense)	$(1,091)	$(1,168)	$77

Other income (expense), net:
Foreign currency transaction gains (losses)	$430	$1,066	$(636)
Gains (losses) on derivative instruments not designated as hedges	(363)	(380)	17
Gains (losses) on investments held in rabbi trust	41	407	(366)
Other miscellaneous income (expense)	(163)	(174)	11
Total other income (expense), net	$(55)	$919	$(974)

Interest income and interest (expense) remained consistent with the comparable period.

See Note 8, Investments Held in Rabbi Trust, in the accompanying “Notes to Condensed Consolidated Financial Statements” for further information.

Income Taxes

	Three Months Ended September 30,
(in thousands)	2019	2018	$ Change
Income before income taxes	$23,794	$14,380	$9,414
Income taxes	5,689	628	5,061
			% Change
Effective tax rate	23.9%	4.4%	19.5%

The increase in the effective tax rate in 2019 compared to 2018 was primarily due to a $1.9 million reduction in discrete taxes related to the resolution of uncertain tax positions and ancillary issues from the prior period. The increase in the effective tax rate was also affected by shifts in earnings among the various jurisdictions in which we operate. Several additional factors, none of which are individually material, also impacted the rate.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

Revenues

	Nine Months Ended September 30,
	2019		2018
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change
Americas	$953,181	80.1%	$996,524	82.3%	$(43,343)
EMEA	236,231	19.9%	213,890	17.7%	22,341
Other	66	0.0%	75	0.0%	(9)
Consolidated	$1,189,478	100.0%	$1,210,489	100.0%	$(21,011)

Consolidated revenues decreased $21.0 million, or 1.7%, for the nine months ended September 30, 2019 from the comparable period in 2018.

The decrease in Americas’ revenues was due to end-of-life client programs of $60.2 million primarily in the communications and other verticals and an unfavorable foreign currency impact of $7.9 million, partially offset by new clients of $14.9 million and higher volumes from existing clients of $9.9 million. Revenues from our offshore operations represented 42.4% of Americas’ revenues in 2019, compared to 39.8% for the comparable period in 2018.

The increase in EMEA’s revenues was due to new clients of $24.1 million and higher volumes from existing clients of $20.8 million, partially offset by end-of-life client programs of $7.1 million primarily in the communications and technology verticals and an unfavorable foreign currency impact of $15.5 million.

Direct Salaries and Related Costs

	Nine Months Ended September 30,
	2019		2018
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$606,675	63.6%	$650,112	65.2%	$(43,437)	-1.6%
EMEA	160,883	68.1%	151,358	70.8%	9,525	-2.7%
Consolidated	$767,558	64.5%	$801,470	66.2%	$(33,912)	-1.7%

The decrease of $33.9 million in direct salaries and related costs included a favorable foreign currency impact of $7.0 million in the Americas and a favorable foreign currency impact of $11.1 million in EMEA.

The decrease in Americas’ direct salaries and related costs, as a percentage of revenues, was primarily attributable to lower compensation costs of 1.6% driven by an increase in agent productivity principally within the financial services, communications and transportation verticals in the current period, lower communications costs of 0.3%

and lower severance of 0.3% related to the Americas 2018 Exit Plan, partially offset by higher recruiting costs of 0.3%, higher auto tow claim costs of 0.2% and higher other costs of 0.1%. See Note 4, Costs Associated with Exit and Disposal Activities, in the accompanying “Notes to Condensed Consolidated Financial Statements” for further information.

The decrease in EMEA’s direct salaries and related costs, as a percentage of revenues, was primarily attributable to lower compensation costs of 3.2% driven by an increase in agent productivity principally within the communications and financial services verticals in the current period, lower recruiting costs of 0.2%, lower communications costs of 0.2% and lower other costs of 0.2%, partially offset by higher software sales costs of 0.8% and higher travel costs of 0.3%.

General and Administrative

	Nine Months Ended September 30,
	2019		2018
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$211,360	22.2%	$218,100	21.9%	$(6,740)	0.3%
EMEA	56,142	23.8%	45,581	21.3%	10,561	2.5%
Other	44,080	-	45,944	-	(1,864)	-
Consolidated	$311,582	26.2%	$309,625	25.6%	$1,957	0.6%

The increase of $2.0 million in general and administrative expenses included a favorable foreign currency impact of $2.0 million in the Americas and a favorable foreign currency impact of $3.5 million in EMEA.

The increase in Americas’ general and administrative expenses, as a percentage of revenues, was primarily attributable to higher software and maintenance costs of 0.6%, higher compensation costs of 0.5% and higher merger and integration costs of 0.2%, partially offset by lower facility-related costs of 0.7% associated with the Americas 2018 Exit Plan and lower legal and professional fees of 0.3%. See Note 4, Costs Associated with Exit and Disposal Activities, in the accompanying “Notes to Condensed Consolidated Financial Statements” for further information.

The increase in EMEA’s general and administrative expenses, as a percentage of revenues, was primarily attributable to higher compensation costs of 1.1% driven primarily by Symphony’s operations which has higher general and administrative labor costs relative to our mix of business in the prior period, higher merger and integration costs of 0.8%, higher software and maintenance costs of 0.3%, higher travel costs of 0.2% and higher other costs of 0.3%, partially offset by lower communications costs of 0.2%.

The decrease in Other general and administrative expenses, which includes corporate and other costs, was primarily attributable to lower compensation costs of $1.2 million, lower merger and integration costs of $0.9 million and lower other costs of $0.5 million, partially offset by higher software and maintenance costs of $0.7 million.

Depreciation, Amortization and Impairment of Long-Lived Assets

	Nine Months Ended September 30,
	2019		2018
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Depreciation, net:
Americas	$32,252	3.4%	$36,856	3.7%	$(4,604)	-0.3%
EMEA	4,865	2.1%	4,360	2.0%	505	0.1%
Other	2,281	-	2,252	-	29	-
Consolidated	$39,398	3.3%	$43,468	3.6%	$(4,070)	-0.3%

Amortization of intangibles:
Americas	$10,015	1.1%	$10,846	1.1%	$(831)	0.0%
EMEA	2,501	1.1%	634	0.3%	1,867	0.8%
Other	—	-	—	-	—	-
Consolidated	$12,516	1.1%	$11,480	0.9%	$1,036	0.2%

Impairment of long-lived assets:
Americas	$1,711	0.2%	$9,256	0.9%	$(7,545)	-0.7%
EMEA	—	0.0%	—	0.0%	—	0.0%
Other	—	-	—	-	—	-
Consolidated	$1,711	0.1%	$9,256	0.8%	$(7,545)	-0.7%

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

Other Income (Expense)

	Nine Months Ended September 30,
(in thousands)	2019	2018	$ Change
Interest income	$611	$529	$82

Interest (expense)	$(3,448)	$(3,523)	$75

Other income (expense), net:
Foreign currency transaction gains (losses)	$(107)	$3,155	$(3,262)
Gains (losses) on derivative instruments not designated as hedges	(828)	(1,807)	979
Gains (losses) on investments held in rabbi trust	1,647	524	1,123
Other miscellaneous income (expense)	(690)	(1,335)	645
Total other income (expense), net	$22	$537	$(515)

Interest income and interest (expense) remained consistent with the comparable period.

See Note 8, Investments Held in Rabbi Trust, in the accompanying “Notes to Condensed Consolidated Financial Statements” for further information.

The change in other miscellaneous income (expense) was primarily due to payroll tax compliance costs in the prior period.

Income Taxes

	Nine Months Ended September 30,
(in thousands)	2019	2018	$ Change
Income before income taxes	$53,898	$32,733	$21,165
Income taxes	12,837	855	11,982
			% Change
Effective tax rate	23.8%	2.6%	21.2%

The increase in the effective tax rate in 2019 compared to 2018 was primarily due to a $5.3 million decrease in discrete taxes related to the resolution of uncertain tax positions, including the settlement of tax audits and ancillary issues in the prior year. The increase in the effective tax rate was also affected by shifts in earnings among the various jurisdictions in which we operate. Several additional factors, none of which are individually material, also impacted the rate.

Client Concentration

Our top ten clients accounted for 42.8% and 44.3% of our consolidated revenues in the three months ended September 30, 2019 and 2018, respectively, and 42.5% and 45.3% of our consolidated revenues in the nine months ended September 30, 2019 and 2018, respectively.

Total revenues by segment from AT&T Corporation (“AT&T”), a major provider of communication services for which we provide various customer support services over several distinct lines of AT&T businesses, were as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$25,313	8.0%	$43,923	13.4%	$84,177	8.8%	$126,858	12.7%
EMEA	59	0.1%	89	0.1%	149	0.1%	89	0.0%
	$25,372	6.4%	$44,012	11.0%	$84,326	7.1%	$126,947	10.5%

We have multiple distinct contracts with AT&T spread across multiple lines of businesses, which expire at varying dates between 2019 and 2022. We have historically renewed most of these contracts. However, there is no assurance that these contracts will be renewed, or if renewed, will be on terms as favorable as the existing contracts. Each line of business is governed by separate business terms, conditions and metrics. Each line of business also has a separate decision maker such that a loss of one line of business would not necessarily impact our relationship with the client and decision makers on other lines of business. The loss of (or the failure to retain a significant amount of business with) any of our key clients, including AT&T, could have a material adverse effect on our performance. Many of our contracts contain penalty provisions for failure to meet minimum service levels and are cancelable by the client at any time or on short notice. Also, clients may unilaterally reduce their use of our services under our contracts without penalty.

Total revenues by segment from our next largest client, which was in the financial services vertical in each of the periods, were as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$30,024	9.4%	$23,172	7.0%	$78,983	8.3%	$83,703	8.4%
EMEA	—	0.0%	—	0.0%	—	0.0%	—	0.0%
	$30,024	7.6%	$23,172	5.8%	$78,983	6.6%	$83,703	6.9%

Other than AT&T, total revenues by segment of our clients that each individually represents 10% or greater of that segment’s revenues in each of the periods were as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$—	0.0%	$—	0.0%	$—	0.0%	$—	0.0%
EMEA	10,027	12.6%	18,402	26.1%	30,063	12.7%	79,007	36.9%
	$10,027	2.5%	$18,402	4.6%	$30,063	2.5%	$79,007	6.5%

Business Outlook

For the three months ended December 31, 2019, we anticipate the following financial results:

•	Revenues in the range of $415.0 million to $420.0 million;
•	Effective tax rate of approximately 27.0%;
•	Fully diluted share count of approximately 41.3 million;
•	Diluted earnings per share in the range of $0.54 to $0.58; and
•	Capital expenditures in the range of $13.0 million to $16.0 million.

For the twelve months ended December 31, 2019, we anticipate the following financial results:

•	Revenues in the range of $1,604.0 million to $1,609.0 million;
•	Effective tax rate of approximately 25.0%;
•	Fully diluted share count of approximately 41.8 million;
•	Diluted earnings per share in the range of $1.52 to $1.56; and
•	Capital expenditures in the range of $37.0 million to $40.0 million.

We delivered healthy operating performance in the third quarter. Underlying demand remains consistent with the strong trends highlighted in the second quarter. Based on the opportunities we anticipate across our vertical markets mix, we are increasingly confident with the current consensus revenue growth projections for 2020 despite the revision in revenues for the remainder of 2019. Moreover, even with the updated revenue revision for 2019, our implied income from operations and operating margin for 2019 is projected to be higher than what was implied in our previous business outlook in July 2019 due to continued strong operational performance.

The downward revisions to revenue and diluted earnings per share for the balance of 2019 relative to the mid-point in the prior outlook provided July 2019 are approximately $22.0 million and approximately $0.03 net, respectively. The driver of the revenue change is split roughly equally among foreign exchange volatility, lower revenues from our once-largest communications client and elongated ramps. The approximately $0.04 diluted earnings per share impact is primarily a function of higher effective tax rate than previously forecasted, partially offset by a $0.01 benefit from lower interest expenses relative to prior forecast.

Our revenues and earnings per share assumptions for the fourth quarter and full year 2019 are based on foreign exchange rates as of October 2019. Therefore, the continued volatility in foreign exchange rates between the U.S. dollar and the functional currencies of the markets we serve could have a further impact, positive or negative, on revenues and earnings per share relative to the business outlook for the fourth quarter and full-year as discussed above.

We anticipate total other interest income (expense), net of approximately $(1.0) million for the fourth quarter and $(3.8) million for the full year 2019. The full year 2019 amount is expected to be lower than provided previously due to a lower average debt balance and lower interest rate. The amounts in the other interest income (expense), net, however, exclude the potential impact of any future foreign exchange gains or losses.

We expect our full-year 2019 effective tax rate to be slightly higher than previously forecasted due largely to a shift in the mix of earnings to higher tax rate jurisdictions.

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

Our Board of Directors authorized us to purchase up to 10.0 million shares of our outstanding common stock (the “2011 Share Repurchase Program”) on August 18, 2011, as amended on March 16, 2016.  A total of 6.4 million shares have been repurchased under the 2011 Share Repurchase Program as of September 30, 2019.  The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price, management discretion and general market conditions. The 2011 Share Repurchase Program has no expiration date.

During the nine months ended September 30, 2019, cash increased $97.6 million from operating activities, $12.0 million of debt proceeds and $0.6 million of other cash inflows, partially offset by $37.0 million used to repay long-term debt, $30.3 million used to repurchase common stock, $24.5 million used for capital expenditures, $1.3 million to repurchase common stock for tax withholding on equity awards, $1.1 million of loan fees related to the 2019 Credit Agreement and $0.3 million used for the purchase of intangible assets, resulting in a $14.3 million increase in available cash, cash equivalents and restricted cash (including the unfavorable effects of foreign currency exchange rates on cash, cash equivalents and restricted cash of $1.4 million).

Net cash flows provided by operating activities for the nine months ended September 30, 2019 were $97.6 million, compared to $89.5 million for the comparable period in 2018. The $8.1 million increase in net cash flows from operating activities was due to a $9.2 million increase in net income and a net increase of $13.6 million in cash flows from assets and liabilities, partially offset by a $14.7 million decrease in non-cash reconciling items such as depreciation, amortization, impairment, deferred income tax provision (benefit), unrealized foreign currency transaction (gains) losses, net and unrealized (gains) losses and premiums on financial instruments, net. The $13.6 million increase in 2019 from 2018 in cash flows from assets and liabilities was principally a result of a $4.3 million change in net taxes payable, a $3.8 million increase in other liabilities, a $2.7 million decrease in accounts receivable and a $2.3 million decrease in other assets. The $4.3 million change in net taxes payable was primarily driven by a decrease in income taxes receivable. The $3.8 million increase in the change in other liabilities was primarily due to a $12.6 million increase principally related to the timing of accrued employee compensation and benefits, partially offset by a $7.4 million decrease in the change in other accrued expenses and current liabilities principally resulting from fluctuations in our derivatives and the impact of the adoption of ASC 842, Leases, on our deferred rent balance and our lease liability associated with the Americas 2018 Exit Plan. See Note 3, Leases, and Note 4, Costs Associated with Exit and Disposal Activities, in the accompanying “Notes to Condensed Consolidated Financial Statements” for further information. The $2.7 million decrease in the change in accounts receivable was primarily due to the timing of billings and collections. The $2.3 million decrease in the change in other assets was primarily due to a $1.1 million decrease in other current assets and a $0.9 million decrease in prepaid assets.

Capital expenditures, which are generally funded by cash generated from operating activities, available cash balances and borrowings available under our credit facilities, were $24.5 million for the nine months ended September 30, 2019, compared to $36.9 million for the comparable period in 2018, a decrease of $12.4 million. In 2019, we anticipate capital expenditures in the range of $37.0 million to $40.0 million, primarily for maintenance, new seat additions, facility upgrades and systems infrastructure.

On February 14, 2019, we entered into a $500 million senior revolving credit facility (the “2019 Credit Agreement”) with a group of lenders, KeyBank National Association, as Administrative Agent, Swing Line Lender and Issuing Lender (“KeyBank”), the lenders named therein, and KeyBanc Capital Markets Inc. as Lead Arranger and Sole Book Runner. The 2019 Credit Agreement replaced our previous $440 million revolving credit facility dated May 12, 2015 (the “2015 Credit Agreement”), which agreement was terminated simultaneous with entering into the 2019 Credit Agreement. The 2019 Credit Agreement is subject to certain borrowing limitations and includes certain customary financial and restrictive covenants. We are not currently aware of any inability of our lenders to provide access to the full commitment of funds that exist under the 2019 Credit Agreement, if necessary.  However, there can be no assurance that such facility will be available to us, even though it is a binding commitment of the financial institutions. The 2019 Credit Agreement will mature on February 14, 2024. At September 30, 2019, we were in compliance with all loan requirements of the 2019 Credit Agreement and had $77.0 million of outstanding borrowings under this facility.

Our credit agreements had an average daily utilization of $91.9 million and $101.1 million during the three months ended September 30, 2019 and 2018, respectively, and $92.5 million and $107.5 million during the nine months ended September 30, 2019 and 2018, respectively. During the three months ended September 30, 2019 and 2018, the related interest expense, including the commitment fee and excluding the amortization of deferred loan fees, was $0.9 million and $0.9 million, respectively, which represented weighted average interest rates of 3.9% and 3.6%, respectively.  During the nine months ended September 30, 2019 and 2018, the related interest expense, including the commitment fee and excluding the amortization of deferred loan fees, was $2.8 million and $2.8 million, respectively, which represented weighted average interest rates of 4.0% and 3.6%, respectively.

We have no significant tax jurisdictions under audit; however, we are currently under audit in several tax jurisdictions. We believe we have adequate reserves related to all matters pertaining to the remaining audits. Should we experience unfavorable outcomes from these audits, such outcomes could have a significant impact on our financial condition, results of operations and cash flows.

The 2017 Tax Reform Act provides for a one-time transition tax based on our undistributed foreign earnings on which we previously had deferred U.S. income taxes.  We recorded a $28.3 million provisional liability in 2017, which was net of $5.0 million of available tax credits, for our one-time transition tax.  As of September 30, 2019 and December 31, 2018, $1.9 million and $2.0 million, respectively, of the liability was included in “Income taxes payable” in the accompanying Condensed Consolidated Balance Sheets. As of September 30, 2019 and December 31, 2018, $18.5 million and $20.4 million, respectively, of the long-term liability was included in “Long-term income tax liabilities” in the accompanying Condensed Consolidated Balance Sheets. This transition tax liability will be paid in yearly installments until 2025. No additional income taxes have been provided for any remaining outside basis difference inherent in our investments in our foreign subsidiaries as these amounts continue to be indefinitely reinvested in foreign operations.

As part of the July 1, 2018 WhistleOut acquisition, an AUD 14.0 million three-year retention bonus is payable in installments on or around July 1, 2019, 2020 and 2021. We paid the first installment of AUD 6.0 million ($4.2 million) in July 2019. Also, as part of the Symphony acquisition on November 1, 2018, a portion of the purchase price, with an acquisition date present value of GBP 7.9 million ($10.0 million), has been deferred and is payable in equal installments over three years, on or around November 1, 2019, 2020 and 2021. We paid the first installment of GBP 2.7 million ($3.3 million) on October 31, 2019.

As of September 30, 2019, we had $142.6 million in cash and cash equivalents, of which approximately 88.9%, or $126.8 million, was held in international operations. As a result of the 2017 Tax Reform Act, most of these funds will not be subject to additional taxes in the United States if repatriated, however certain jurisdictions may impose additional withholding taxes. There are circumstances where we may be unable to repatriate some of the cash and cash equivalents held by our international operations due to country restrictions.

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

Off-Balance Sheet Arrangements

As of September 30, 2019, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

See Note 3, Leases, in the accompanying “Notes to Condensed Consolidated Financial Statements” for information about our operating leases as of September 30, 2019.

Except for the contractual obligations mentioned above, there have not been any material changes outside of the ordinary course of business to the outstanding contractual obligations from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2018.

Critical Accounting Estimates

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018 for a discussion of our critical accounting estimates, including a description of the methods and key assumptions used and how the key assumptions were determined.

See Note 3, Leases, in the accompanying “Notes to Condensed Consolidated Financial Statements” for further information on the adoption of ASC 842, Leases.

Goodwill

We maintain eight reporting units, seven of which comprise our goodwill balance.  The value of goodwill is not amortized but is tested at least annually for impairment on July 31st, or whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Events or changes that could negatively affect our key assumptions include a sustained decrease in our market capitalization, increased competition or unexpected loss of market share, increased input costs beyond projections (for example, due to local labor market, regulatory or industry changes), disposals of significant components of our business, unexpected business disruptions (for example due to a natural disaster or loss of a customer, supplier, or other significant business relationship), unexpected significant declines in operating results, significant adverse changes in the markets in which we operate, or changes in management strategy.

As outlined in Note 6, Goodwill and Intangible Assets, in the accompanying “Notes to Condensed Consolidated Financial Statements,” four of our reporting units with goodwill are at risk of future impairment as the fair value is not substantially in excess of carrying value (“cushion”).  Information related to these reporting units as of July 31, 2019, the date of our annual impairment test was as follows (in thousands):

Reporting Unit	Allocated Goodwill	Percentage by Which Fair Value Exceeds Carrying Value
Clearlink (1)	$74,161	10-20%
Symphony (2)	$35,691	10-20%
LATAM (3)	$19,501	30-40%
Qelp (3)	$9,892	10-20%

(1) Decrease in the fair value cushion from the prior year was primarily attributable to a decrease in the projected long-term growth rate of the U.S. Gross  Domestic Product as well as a decline in projected revenue growth.

(2) Acquired on November 1, 2018 and as such, this is the first annual impairment test for this reporting unit.

(3) Decrease in the cushion from the prior year was primarily attributable to an increase in the country-specific risk premium which increased the applied weighted average cost of capital.

A hypothetical 10% decrease in the fair value of the Clearlink, Symphony, LATAM and Qelp reporting units would not have resulted in the recognition of an impairment loss as of the date of our annual impairment test.

Although we believe we have used reasonable estimates and assumptions to calculate the fair values of our reporting units with goodwill balances, these estimates and assumptions could be materially different from actual results. If actual market conditions are less favorable than those projected, or if events occur or circumstances change that would reduce the fair values below the respective carrying values, we may be required to recognize impairment charges, which may be material, in future periods.

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

We serve a number of U.S.-based clients using customer engagement center capacity in The Philippines and Costa Rica, which are within our Americas segment. Although a substantial portion of the costs incurred to render services under these contracts are denominated in Philippine Pesos (“PHP”) and Costa Rican Colones (“CRC”), the contracts with these clients are priced in USD, which represent FX exposures. Additionally, our EMEA segment services clients in Hungary and Romania with a substantial portion of the costs incurred to render services under these contracts denominated in Hungarian Forints (“HUF”) and Romanian Leis (“RON”), where the contracts are priced in Euros (“EUR”).

In order to hedge a portion of our anticipated revenues denominated in USD and EUR, we had outstanding forward contracts and options as of September 30, 2019 with counterparties through September 2020 with notional amounts totaling $108.9 million. As of September 30, 2019, we had net total derivative assets associated with these contracts with a fair value of $2.3 million. If the USD was to weaken against the PHP and CRC, and the EUR was to weaken against the HUF and RON by 10% from current period-end levels, we would incur a loss of approximately $9.7 million on the underlying exposures of the derivative instruments. However, this loss would be mitigated by corresponding gains on the underlying exposures.

We had outstanding forward exchange contracts as of September 30, 2019 with notional amounts totaling $25.2 million that are not designated as hedges. The purpose of these derivative instruments is to protect against FX volatility pertaining to intercompany receivables and payables, and other assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies. As of September 30, 2019, the fair value of these derivatives was a net liability of $0.2 million. The potential loss in fair value at September 30, 2019, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $1.1 million. However, this loss would be mitigated by corresponding gains on the underlying exposures.

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

Interest Rate Risk

Our exposure to interest rate risk results from variable rate debt outstanding under our revolving credit facility. We pay interest on outstanding borrowings at interest rates that fluctuate based upon changes in various base rates. As of September 30, 2019, we had $77.0 million in borrowings outstanding under the 2019 Credit Agreement.  Based on our level of variable rate debt outstanding during the three and nine months ended September 30, 2019, a 1.0% increase in the weighted average interest rate, which generally equals the LIBOR rate plus an applicable margin, would have had an impact of $0.2 million and $0.7 million, respectively, on our results of operations.

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

Item 4.  Controls and Procedures

As of September 30, 2019, under the direction of our Chief Executive Officer and Chief Finance Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Finance Officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of September 30, 2019, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.  Risk Factors

For risk factors, see Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary of stock repurchases for the three months ended September 30, 2019 (in thousands, except average price per share). See Note 12, Earnings Per Share, of “Notes to Condensed Consolidated Financial Statements” for information regarding our stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs (1)
July 1, 2019 - July 31, 2019	229	$27.23	229	3,748
August 1, 2019 - August 31, 2019	140	$27.64	140	3,608
September 1, 2019 - September 30, 2019	—	$—	—	3,608
Total	369		369	3,608

(1) The total number of shares approved for repurchase under the 2011 Share Repurchase Program dated August 18, 2011, as amended on March 16, 2016, is 10.0 million. The 2011 Share Repurchase Program has no expiration date.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

The following documents are filed as an exhibit to this Report:

No.	Description

15	Awareness letter.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).

31.2	Certification of Chief Finance Officer, pursuant to Rule 13a-14(a).

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. §1350.

32.2*	Certification of Chief Finance Officer, pursuant to 18 U.S.C. §1350.

101.INS+	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	XBRL Taxonomy Extension Schema Document

101.CAL+	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB+	XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF+	XBRL Taxonomy Extension Definition Linkbase Document

104+	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in Inline XBRL (included in Exhibit 101)

*	Furnished herewith as an Exhibit.
+	Submitted electronically with this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYKES ENTERPRISES, INCORPORATED
(Registrant)

Date: November 5, 2019	By:	/s/ John Chapman
John Chapman
Chief Finance Officer
(Principal Financial and Accounting Officer)