Form 10-K
period 2019-12-31
SYKES ENTERPRISES INC
filed 2020-02-27
CIK 1010612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended December 31, 2019

or

☐  Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For The Transition Period From           To

Commission File Number 0-28274

Sykes Enterprises, Incorporated

(Exact name of registrant as specified in its charter)

Florida (State or other jurisdiction of incorporation or organization)	56-1383460 (I.R.S. Employer Identification No.)
400 N. Ashley Drive, Suite 2800, Tampa, Florida (Address of principal executive offices)	33602 (Zip Code)

(813) 274-1000

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	SYKE	NASDAQ Global Select Market

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the closing sales price of such shares on the NASDAQ Global Select Market on June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,100,897,020.

As of February 6, 2020, there were 41,548,680 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Documents	Form 10-K Reference
Portions of the Proxy Statement for the year 2020 Annual Meeting of Shareholders	Part III Items 10–14

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

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as well as our proxy statements and other materials which are filed with, or furnished to, the Securities and Exchange Commission (“SEC”) are made available, free of charge, on or through our internet website at www.sykes.com by first clicking on “Investor Relations” then on “SEC Filings” under the heading “Financial Reports & Filings” as soon as reasonably practicable after they are filed with, or furnished to, the SEC.

Recent Developments

Americas 2019 Exit Plan

During the first quarter of 2019, we initiated a restructuring plan to simplify and refine our operating model in the United States (“U.S.”) (the “Americas 2019 Exit Plan”), in part to improve agent attrition and absenteeism. The Americas 2019 Exit Plan included the closure of customer engagement centers, the consolidation of leased space in various locations in the U.S. and management reorganization. We finalized the actions under the Americas 2019 Exit Plan as of September 30, 2019. Annualized savings of $7.1 million are expected as a result of these actions, primarily related to reduced general and administrative costs and lower depreciation expense.

Americas 2018 Exit Plan

During the second quarter of 2018, we initiated a restructuring plan to manage and optimize capacity utilization, which included the closure of customer engagement centers and the consolidation of leased space in various locations in the U.S. and Canada (the “Americas 2018 Exit Plan”). We finalized the site closures under the Americas 2018 Exit Plan as of December 2018. The actions impacted approximately 5,000 seats, all of which were rationalized as of December 31, 2018.

See Note 5, Costs Associated with Exit or Disposal Activities, in the accompanying “Notes to Consolidated Financial Statements” for further information.

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

Acquisitions

On November 1, 2018, we completed the acquisition of Symphony, a provider of RPA services, offering RPA consulting, implementation, hosting and managed services for front, middle and back-office processes. Of the total initial purchase price of GBP 52.5 million ($67.6 million), GBP 44.6 million ($57.6 million) was paid upon closing using cash on hand as well as $31.0 million of borrowings under our credit agreement.  The acquisition date present value of the remaining GBP 7.9 million ($10.0 million) of the purchase price was deferred and payable in equal installments over three years, on or around November 1, 2019, 2020 and 2021. Subsequent to the finalization of the working capital adjustment, the purchase price was adjusted to GBP 52.4 million ($67.5 million). The results of Symphony’s operations have been reflected in our consolidated financial statements since November 1, 2018.

On July 9, 2018, we completed the acquisition of WhistleOut Pty Ltd and WhistleOut Inc. (together, “WhistleOut”).  WhistleOut is a consumer comparison platform focused on mobile, broadband and pay TV services, principally across Australia and the U.S. The acquisition broadens our digital marketing capabilities geographically and extends our home services product portfolio. The total purchase price of AUD 30.2 million ($22.4 million) was funded through $22.0 million of additional borrowings under our credit agreement. Subsequent to the finalization of the working capital adjustment, the purchase price was adjusted to AUD 30.3 million ($22.5 million).  The results of WhistleOut’s operations have been reflected in our consolidated financial statements since July 9, 2018.

See Note 4, Acquisitions, in the accompanying “Notes to Consolidated Financial Statements” for further information.

Industry Overview

The customer engagement solutions and services industry, which includes services such as digital marketing and demand generation, customer acquisition, customer support, customer retention and automation, is highly fragmented and significant in size. According to Everest Group, an industry research firm, the total size of the customer engagement solutions and services industry worldwide measured in terms of the U.S dollar was estimated between $330 billion and $360 billion in 2018. Of the total size of the industry worldwide, approximately 25% was outsourced to third-party engagement centers with the remaining 75% utilizing in-house engagement centers. In 2019, the outsourced portion of the customer engagement solutions and services industry worldwide was estimated to be between $86 billion and $88 billion, growing at rate of approximately 3% from 2017 to 2019.

We believe that growth for broader outsourced customer engagement solutions and services will be fueled by the trend of Global 2000 companies and medium-sized businesses utilizing outsourcers. In today’s marketplace, companies increasingly are seeking a comprehensive suite of innovative full lifecycle customer engagement management solutions and services that allow them to acquire customers, enhance the end user’s experience with their products and services, strengthen and enhance their company brands, maximize the lifetime value of their customers through retention and up-sell and cross-sell, efficiently and effectively deliver human interactions when and where customers value it most, and deploy best-in-class customer management strategies, automation processes and technologies. However, a myriad of factors, among them intense global competition, pricing pressures, softness in the global economy and rapid changes in technology, continue to make it difficult for companies to cost-effectively maintain the in-house personnel necessary to handle all of their customer engagement needs.

To address these needs, we offer multichannel demand generation and comprehensive global customer engagement solutions and services that leverage brick-and-mortar and at-home agent delivery infrastructure as well as digital self-service, RPA and AI capabilities.  We provide consistent high-value support for our clients’ customers across the globe in a multitude of languages, leveraging our dynamic, secure communications infrastructure and our global footprint that reaches across 21 countries. This global footprint includes established brick-and-mortar operations in both onshore and offshore geographies where companies have access to high-quality customer engagement solutions at lower costs compared to other markets.  We further complement our brick-and-mortar global delivery model with a highly differentiated and ready-made best-in-class at-home agent delivery model.  In addition, we provide digital self-service customer support and automation that differentiates our go-to-market strategy as it expands options for companies to best service their customers in their channel of choice to deliver an “effortless customer experience.”  By working in partnership with outsourcers, companies can ensure that the crucial task of acquiring, growing and retaining their customer base is addressed while creating operating flexibility, enabling focus on their core competencies, ensuring service excellence and execution, achieving cost savings through a variable cost structure, leveraging scale, entering niche markets speedily, and efficiently allocating capital within their organizations.

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

Increasing Share of Seats Within Existing Clients and Winning New Clients. We provide customer engagement solutions and services to primarily Global 2000 companies. With this large target market, we have the opportunity to grow our client base while we also selectively target new economy or disrupter clients. We strive to achieve this by winning a greater share of our clients’ in-house seats as well as gaining share from our competitors by providing consistently high-quality service as clients continue to consolidate their vendor base. In addition, as we further integrate the recently acquired RPA and AI capabilities with digital marketing and leverage it across our brick-and-mortar and at-home agent delivery platforms both domestically and internationally within our vertical markets mix, we plan to win new clients as a way to broaden our base of growth.

Diversifying Verticals and Expanding Service Lines.  To mitigate the impact of any negative economic and product cycles on our growth rate, we continue to seek ways to diversify into verticals and service lines that have countercyclical features and healthy growth rates.  We are targeting the following verticals for growth:  financial services, communications, technology, transportation & leisure, healthcare, and other, which includes retail.  These verticals cover various business lines, including credit card/consumer fraud protection, fintech, online marketplace, ecommerce, online gaming, wireless services, broadband, media, retail banking, consumer and high-end enterprise tech support and travel, telemedicine and soft and hard goods online and through brick and mortar retailers.

Maximizing Capacity Utilization Rates and Strategically Adding Seat Capacity. Revenues and profitability growth are largely driven by increasing the capacity utilization rate in conjunction with seat capacity additions. We plan to sustain our focus on increasing the capacity utilization rate by further penetrating existing clients, adding new clients and rationalizing underutilized seat capacity as deemed necessary.  With greater operating flexibility resulting from our at-home agent delivery model, we believe we can rationalize underutilized capacity more efficiently and drive capacity utilization rates.

Broadening At-Home Agent and Brick-and-Mortar Global Delivery Footprint. Just as increased capacity utilization rates and increased seat capacity are key drivers of our revenues and profitability growth, where we deploy both the seat capacity and the at-home agent delivery platform geographically is also important. By broadening and continuously strengthening our brick-and-mortar global delivery footprint and our at-home agent delivery platform, we believe we are able to meet both our existing and new clients’ customer engagement needs globally as they enter new markets. At the end of 2019, our global delivery brick-and-mortar footprint spanned 21 countries while our at-home agent delivery platform now increasingly spans EMEA, building on our existing presence in 41 states and ten provinces within the U.S. and Canada, respectively.

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

Continue to Grow Our Business Organically, through Strategic Investments and Partnerships, and through Acquisitions. We have grown our customer engagement solutions and services utilizing a combination of internal organic growth, strategic investments and partnerships, and external acquisitions. Our organic growth, partnership and acquisition strategies are to target markets, clients, verticals, delivery geographies and service mix that will expand our addressable market opportunity, and thus drive our organic growth. Entry into the Philippines, El Salvador, Romania, Colombia and Cyprus are examples of how we leveraged these delivery geographies to further penetrate both existing and new clients, verticals and service mix in order to drive organic growth. While the Alpine Access, Inc. (“Alpine”), Qelp B.V. (“Qelp”), Clear Link Holding, LLC (“Clearlink”) and Symphony acquisitions are examples of how we used acquisitions to augment our service offerings and differentiate our delivery model. The ICT Group, Inc. (“ICT”) acquisition is an example of how we used an acquisition to gain overall size and critical mass in key verticals, clients and geographies.  In 2017, we also made a strategic investment of $10.0 million in XSell for 32.8% of XSell’s preferred stock.  XSell optimizes the sales performance capabilities of a broader base of agents as compared to what has historically been an extremely narrow base by leveraging machine learning and AI algorithms. As customer engagement programs increasingly incorporate up-selling and cross-selling, and measures based on sales conversion, XSell’s targeted offering can be leveraged across both chat and voice channels, across traditional customer engagement opportunities, and the Clearlink platform to enhance sales performance and conversion on behalf of our clients.

Services

We specialize in providing differentiated full lifecycle customer engagement solutions and services primarily to Global 2000 companies and their end customers at key touchpoints on a global basis. These services include digital marketing, demand generation, customer acquisition, customer support, technical support, up-selling, cross-selling and retention.  Our comprehensive customer engagement solutions and services are provided through two reportable segments — the Americas and EMEA. The Americas region, representing 80.3% of consolidated revenues in 2019, includes the United States, Canada, Latin America, Australia and the Asia Pacific Rim. The sites within Latin America and the Asia Pacific Rim are included in the Americas region as they provide a significant service delivery vehicle for U.S.-based companies that are utilizing our customer engagement solutions and services in these locations to support their customer care needs. The EMEA region, representing 19.7% of consolidated revenues in 2019, includes Europe, the Middle East and Africa. Both regions include revenues from our at-home agent delivery solution. See Note 25, Segments and Geographic Information, of the accompanying “Notes to Consolidated Financial Statements” for further information on our segments. The following is a description of our customer engagement solutions and services:

Outsourced Customer Engagement Solutions and Services. Our outsourced customer engagement solutions and services represented 97.7%, 99.0% and 99.4% of total 2019, 2018 and 2017 consolidated revenues, respectively. We provide phone, e-mail, social media, text messaging, chat and digital self-service support throughout the Americas and EMEA regions utilizing our advanced technology infrastructure, human resource management skills and industry experience. These services include:

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

We provide these services, primarily through inbound customer calls, in many languages over our extensive global network of customer engagement centers. In addition, we augment those inbound calls with the option of digital self-service customer support. Our technology infrastructure and managed service solutions allow for effective distribution of calls to one or more centers. These technology offerings provide our clients and us with the leading-edge tools needed to maximize quality and customer satisfaction while controlling and minimizing costs.

Robotic Process Automation. In Europe and the U.S., we offer a suite of solutions such as consulting, implementation, hosting and managed services under the heading of RPA to help clients drive efficiency in their back-office workflow. RPA can also help clients further reduce the cost of customer engagement solutions and services by automating processes such as on-boarding, off-boarding and agents navigating multiple systems.

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

Operations

Customer Engagement Centers. We operate across 21 countries in 73 customer engagement centers, which breakdown as follows: 27 centers across EMEA, 19 centers in the United States, one center in Canada, three centers in Australia and 23 centers offshore, including the People’s Republic of China, the Philippines, Costa Rica, El Salvador, India, Mexico, Brazil and Colombia. In addition to our customer engagement centers, we employ approximately 3,200 full-time equivalent at-home customer engagement agents in the U.S., Canada and in EMEA.

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

Our data warehouse captures and downloads customer engagement information for reporting on a daily, real-time and historical basis. This data provides our clients with direct visibility into the services that we are providing for them. The data warehouse supplies information for our performance management systems such as our agent scorecarding application, which provides us with information required for effective management of our operations.

Our customer engagement centers are protected by a fire extinguishing system, backup generators with significant capacity and 24-hour refueling contracts and short-term battery backups in the event of a power outage, reduced voltage or a power surge. Rerouting of call volumes to other customer engagement centers is also available in the event of a telecommunications failure, natural disaster or other emergency. Security measures are imposed to prevent unauthorized physical access. Software and related data files are backed up daily and stored off site at multiple locations. We carry business interruption insurance covering interruptions that might occur as a result of certain types of damage to our business.

Robotic Process Automation. We have a total of approximately 200 RPA consultants, sales and marketing associates operating through offices in the Asia Pacific Rim, Europe, North America and Latin America.

Fulfillment Centers. We currently have one fulfillment center located in Europe. We provide our fulfillment services primarily to certain clients operating in Europe who desire this complementary service in connection with outsourced customer engagement services.

Enterprise Support Services Office. Our U.S. enterprise support services office provides recruitment services for high-end knowledge workers, a local presence to service major accounts, and outsourced corporate help desk solutions.

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

Our sales force is composed of business development managers who pursue new business opportunities and strategic account managers who manage and grow relationships with existing accounts. We emphasize account development to strengthen relationships with existing clients. Business development management and strategic account managers are assigned to markets in their area of expertise in order to develop a complete understanding of each client’s particular needs, to form strong client relationships and encourage cross-selling of our other service offerings. We have inside customer sales representatives who receive customer inquiries and who provide pre-sales relationship development for the business development managers. We employ modern methods of search and digital marketing to cultivate interest in our brand and services. We use a methodical approach to collecting client feedback through quarterly business reviews, annual strategic reviews, and through our bi-annual Voice of the Client program, which enables us to react to early warning signs, and quickly identify and remedy challenges.  It also is used to highlight our most loyal clients, who we then work with to provide references, testimonials and joint speaking engagements at industry conferences.

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

Clients

We provide service to clients from our locations in the United States, Canada, Latin America, Australia, the Asia Pacific Rim, Europe, the Middle East and Africa. These clients are Global 2000 corporations, medium-sized businesses and public institutions, which span the financial services, communications, technology, transportation & leisure, healthcare and other industries. Revenue by industry vertical for 2019, as a percentage of our consolidated revenues, was 32% for financial services, 22% for communications, 20% for technology, 9% for transportation & leisure, 6% for healthcare and 11% for all other verticals, including retail. We believe our globally recognized client base presents opportunities for further cross marketing of our services.

See Note 25, Segments and Geographic Information, of the accompanying “Notes to Consolidated Financial Statements” for additional client information.

Competition

The industry in which we operate is global, highly fragmented and extremely competitive. While many companies provide customer engagement solutions and services, we believe no one company is dominant in the industry.

In most cases, our principal competition stems from our existing and potential clients’ in-house customer engagement operations. When it is not the in-house operations of a client or potential client, our public and private direct competition includes [24]7.ai, Alorica, Arise, Atento, Concentrix, Groupe Acticall/Sitel, iQor, LiveOps, StarTek, Sutherland, Teleperformance, Telus International, TTEC, Transcom and Working Solutions, as well as the customer care arm of such companies as Accenture, Conduent, Infosys, Tech Mahindra and Wipro, among others. In addition, we also compete with certain back-office BPO providers such as Genpact Limited, ExlService Holdings, Inc. and WNS (Holdings) Limited. There are other numerous and varied providers of such services, including firms specializing in various CRM consulting, other customer engagement solutions providers, niche or large market companies, as well as product distribution companies that provide fulfillment services. Some of these companies possess substantially greater resources, greater name recognition and a more established customer base than we do.

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

Intellectual Property

The success of our business depends, in part, on our proprietary technology and intellectual property. We rely on a combination of intellectual property laws and contractual arrangements to protect our intellectual property. We and our subsidiaries have registered various trademarks and service marks in the U.S. and/or other countries, including SYKES®, REAL PEOPLE. REAL SOLUTIONS®, SCIENCE OF SERVICE®, CLEARLINK®, MOVEAROO®, BIGLOCAL®, HOW TO BUY HAPPY®, YOU MOVE. WE JUMP®, USDIRECT®, SYKES HOME®, LEADAMP®, A SECURE LIFE®, RAINGAGE®, BUYCALLS®, SECURE TALK®, TALENTSPROUT®, TRUE PROTECT®, TERMLIFE2GO®, SAFEWISE®, WHISTLEOUT®, PORTENT®, LOVE YOUR PLAN®, and CARECOACH®. The duration of trademark and service mark registrations varies from country to country, but may generally be renewed indefinitely as long as the marks are in use and their registrations are properly maintained. We have a pending U.S. patent application that relates to a system and method of analysis and recommendation for distributed employee management and digital collaboration, a pending U.S. patent application that relates to foundational analytics enabling digital transformations, a pending U.S. patent application that relates to systems and methods for secure authentication to computer networks and virtual work environment setup, and a pending U.S. patent application that relates to systems and methods for analysis, testing, and recommendations for improving customer experience. Our subsidiary, Alpine, was issued U.S. Patent No. 8,565,413 in 2013, which relates to a system and method for establishment and management of a remote agent engagement center. Alpine was also issued U.S. Patent No. 9,100,484 in 2015, which relates to a secure call environment.

Employees

As of January 31, 2020, we had approximately 54,900 employees worldwide, primarily customer engagement agents at our centers and at-home agents handling technical and customer support inquiries. Our employees, with the exception of certain employees in Brazil and various European countries, are not union members and we have never suffered a material interruption of business as a result of a labor dispute. We consider our relations with our employees worldwide to be satisfactory.

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

Information About Our Executive Officers

The following table provides the names and ages of our executive officers, and the positions and offices currently held by each of them:

Name	Age	Principal Position
Charles E. Sykes	57	President and Chief Executive Officer and Director
John Chapman	53	Chief Finance Officer
Lawrence R. Zingale	63	Chief Customer Officer and General Manager EMEA
Jenna R. Nelson	56	Chief Human Resources Officer
David L. Pearson	61	Chief Information Officer
James T. Holder	61	Chief Legal Officer
William N. Rocktoff	57	Senior Vice President and Corporate Controller

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

Item 1A. Risk Factors

Factors Influencing Future Results and Accuracy of Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on current expectations, estimates, forecasts, and projections about us, our beliefs, and assumptions made by us. In addition, we may make other written or oral statements, which constitute forward-looking statements, from time to time. Words such as “may,” “expects,” “projects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe our future plans, objectives or goals also are forward-looking statements. These statements are not guarantees of future performance and are subject to a number of factors, risks and uncertainties, including those discussed below and elsewhere in this Annual Report on Form 10-K. Our actual results may differ materially from what is expressed or forecasted in such forward-looking statements, and undue reliance should not be placed on such statements. All forward-looking statements are made as of the date hereof, and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We derive a substantial portion of our revenues from a few key clients. Our top ten clients accounted for approximately 42.2% of our consolidated revenues in 2019.  The loss of (or the failure to retain a significant amount of business with) any of our key clients could have a material adverse effect on our business, financial condition and results of operations. Many of our contracts contain penalty provisions for failure to meet minimum service levels and are cancelable by the client at any time or on short-term notice. Also, clients may unilaterally reduce their use of our services under these contracts without penalty. Thus, our contracts with our clients do not ensure that we will generate a minimum level of revenues.

Cyber-attacks as well as improper disclosure or control of personal information could result in liability and harm our reputation, which could adversely affect our business and results of operations.

Our business is heavily dependent upon our computer and voice technologies, systems and platforms.  Attacks on any of those, hosted on-premise or by third parties, could disrupt the normal operations of our engagement centers and impede our ability to provide critical services to our clients, thereby subjecting us to liability under our contracts. Additionally, our business involves the use, storage and transmission of information about our employees, our clients and customers of our clients. While we take measures to protect the security of, and unauthorized access to, our systems, as well as the privacy of personal and proprietary information, it is possible that our security controls over our systems, as well as other security practices we follow, may not prevent the improper access to or disclosure of personally identifiable or proprietary information. We also rely on the control environments of the third parties who provide hosting and cloud-based services to protect this information.  Such disclosure could harm our reputation and subject us to liability under our contracts and laws that protect personal data, resulting in increased costs or loss of revenue. Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions and countries in which we provide services.

The European Union’s (“EU”) General Data Protection Regulation (“GDPR”) requires EU member states to meet stringent requirements regarding the handling of personal data.  Failure to meet the GDPR requirements could result in substantial penalties of up to the greater of €20 million or 4% of global annual revenue of the preceding financial year. Additionally, compliance with the GDPR results in operational costs to implement procedures corresponding to legal rights granted under the law. Although the GDPR applies across the EU without a need for local implementing legislation, local data protection authorities have the ability to interpret the GDPR through so-called opening clauses, which permit region-specific data protection legislation and have the potential to create inconsistencies on a country-by-country basis.

Our efforts to comply with GDPR, two recently enacted U.S. state laws, future U.S. state laws and other privacy and data protection laws which have been, and in the future may be enacted in other countries in which we operate, may impose significant costs and challenges that are likely to increase over time. Our failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in impairment to our reputation in the marketplace and we could incur substantial penalties or litigation related to violation of existing or future data privacy laws and regulations, which could have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to substantial competition.

The markets for many of our services operate on a commoditized basis and are highly competitive and subject to rapid change. While many companies provide outsourced customer engagement services, we believe no one company is dominant in the industry. There are numerous and varied providers of our services, including firms specializing in engagement center operations, temporary staffing and personnel placement, consulting and integration firms, and niche providers of outsourced customer engagement services, many of whom compete in only certain markets. Our competitors include both companies that possess greater resources and name recognition than we do, as well as small niche providers that have few assets and regionalized (local) name recognition instead of global name recognition. In addition to our competitors, many companies that could utilize our services or the services of one of our competitors may instead utilize in-house personnel to perform such services. Increased competition, our failure to compete successfully, pricing pressures, loss of market share and loss of clients could have a material adverse effect on our business, financial condition and results of operations.

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

Although we have engagement centers in many locations throughout the world, we have a concentration of centers in certain geographies outside of the U.S., specifically the Philippines and Latin America. Our concentration of operations in those geographies is a result of our ability to access significant numbers of employees with certain language and other skills at costs that are advantageous. However, the concentration of business activities in any geographical area creates risks which could harm operations and our financial condition.  Certain risks, such as natural disasters, armed conflict and military or civil unrest, political instability and disease transmission, as well as the risk of interruption to our delivery systems, is magnified when the realization of these, or any other risks, would affect a large portion of our business at once, which may result in a disproportionate increase in operating costs.

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

Our industry is subject to rapid technological change, which could affect our business and results of operations.

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

Intellectual property infringement by us and by others may adversely impact our ability to innovate and compete.

Our solutions could infringe intellectual property of others impacting our ability to deploy them with clients. From time to time, we and members of our supply chain receive assertions that our service offerings or technologies infringe on the patents or other intellectual property rights of third parties. While to date we have been successful in defending such claims and many of these claims are without basis, the claims could require us to cease activities, incur expensive licensing costs, or engage in costly litigation, which could adversely affect our business and results of operation.

Our intellectual property may not always receive favorable treatment from the United States Patent and Trademark Office, the European Patent Office or similar foreign intellectual property adjudication and registration agencies; and our “patent pending” intellectual property may not receive a patent or may be subject to prior art limitations.

The lack of an effective legal system in certain countries where we do business or lack of commitment to protection of intellectual property rights, may prevent us from being able to defend our intellectual property and related technology against infringement by others, leading to a material adverse effect on our business, results of operations and financial condition.

Increases in the cost of telephone and data services or significant interruptions in such services could adversely affect our financial results.

Our business is significantly dependent on telephone and data service provided by various local and long-distance telephone companies. Accordingly, any disruption of these services could adversely affect our business.  We have taken steps to mitigate our exposure to service disruptions by investing in redundant circuits, although there is no assurance that the redundant circuits would not also suffer disruption.  Any inability to obtain telephone or data services at favorable rates could negatively affect our business results.  Where possible, we have entered into long-term contracts with various providers to mitigate short-term rate increases and fluctuations.  There is no obligation, however, for the vendors to renew their contracts with us, or to offer the same or lower rates in the future, and such contracts are subject to termination or modification for various reasons outside of our control. A significant increase in the cost of telephone services that is not recoverable through an increase in the price of our services could adversely affect our financial results.

Our operating results will be adversely affected if we are unable to maximize our facility capacity utilization.

Our profitability is significantly influenced by our ability to effectively manage our contact center capacity utilization. The majority of our business involves technical support and customer care services initiated by our clients’ customers and, as a result, our capacity utilization varies and demands on our capacity are, to some degree, beyond our control. In order to create the additional capacity necessary to accommodate new or expanded outsourcing projects, we may need to open new contact centers.  The opening or expansion of a contact center may result, at least in the short term, in idle capacity until we fully implement the new or expanded program.  Additionally, the occasional need to open customer engagement centers fully, or primarily, dedicated to a single client, instead of spreading the work among existing facilities with idle capacity, negatively affects capacity utilization. We periodically assess the expected long-term capacity utilization of our contact centers. As a result, we may, if deemed necessary, consolidate, close or partially close under-performing contact centers to maintain or improve targeted utilization and margins. While such actions may result in improved margins in the mid- to long-term, they involve short-term costs. There can be no guarantee that we will be able to achieve or maintain optimal utilization of our contact center capacity.

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

Our business is labor-intensive. Wages, employee benefits and employment taxes constitute the largest component of our operating expenses. As a result, expansion of our business is dependent upon our ability to find cost-effective locations in which to operate, both domestically and internationally. Some of our customer engagement centers are located in countries that have experienced inflation and rising standards of living, which requires us to increase employee wages. In addition, collective bargaining is being utilized in an increasing number of countries in which we currently, or may in the future, desire to operate.  Collective bargaining may result in material wage and benefit increases. If wage rates and benefits increase significantly in a country where we maintain customer engagement centers, we may not be able to pass those increased labor costs on to our clients, requiring us to search for other cost-effective delivery locations. Additionally, some of our customer engagement centers are located in jurisdictions subject to minimum wage regulations, which may result in increased wages in the future. There is no assurance that we will be able to find such cost-effective locations, and even if we do, the costs of closing delivery locations and opening new customer engagement centers can adversely affect our financial results.

The expected phase-out of LIBOR could negatively impact our net interest expense and could have other adverse effects.

LIBOR, the interest rate benchmark used as a reference rate on our revolving credit facility is expected to be phased out after 2021. At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR. Although our credit agreement provides for application of successor rates based on prevailing market conditions, it is not currently possible to predict the effect of any establishment of alternative reference rates on our borrowing costs.

Risks Related to Our International Operations

Our international operations and expansion involve various risks.

We intend to continue to pursue growth opportunities in markets outside the United States. At December 31, 2019, our international operations were conducted from 42 customer engagement centers located in Australia, Cyprus, Denmark, Egypt, Finland, Germany, Hungary, India, Norway, the People’s Republic of China, the Philippines, Romania, Scotland and Sweden. Revenues from these international operations for the years ended December 31, 2019, 2018, and 2017, were 39.8%, 36.8%, and 36.1% of consolidated revenues, respectively. Our operations in the People’s Republic of China are subject to laws, rules and regulations requiring Chinese Nationals to hold a controlling interest in entities operating in the telecommunications business services vertical.  We have established an entity structure and conduct business in a manner that we believe complies with the laws, rules and regulations applicable to our business in the People’s Republic of China. However, an adverse governmental position could result in fines, penalties and other actions that could result in a materially adverse financial, organizational and operational impacts.  We also conduct business from 12 customer engagement centers located in Brazil, Canada, Colombia, Costa Rica, El Salvador and Mexico. International operations are subject to certain risks common to international activities, such as changes in foreign governmental regulations, tariffs and taxes, import/export license requirements, the imposition of trade barriers, difficulties in staffing and managing international operations, political uncertainties, longer payment cycles, possible greater difficulties in accounts receivable collection, economic instability as well as political and country-specific risks.

We have been granted tax holidays in the Philippines, Colombia, Costa Rica and El Salvador some of which expire at varying dates from 2021 through 2028. In some cases, the tax holidays expire without possibility of renewal. In other cases, we expect to renew these tax holidays, but there are no assurances from the respective foreign governments that they will renew them. This could potentially result in adverse tax consequences, the impact of which is not practicable to estimate due to the inherent complexity of estimating critical variables such as long-term future profitability, tax regulations and rates in the multi-national tax environment in which we operate. Any one or more of these factors could have an adverse effect on our international operations and, consequently, on our business, financial condition and results of operations.  The tax holidays decreased the provision for income taxes by $3.1 million, $4.1 million and $3.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.

As of December 31, 2019, we had cash and cash equivalents of approximately $125.3 million held by international operations.  As a result of the 2017 Tax Reform Act, most of these funds will not be subject to additional taxes in the U.S. if repatriated; however, certain jurisdictions may impose additional withholding taxes.  There are circumstances where we may be unable to repatriate some of the cash and cash equivalents held by our international operations due to country restrictions.

We provide U.S. income taxes on the earnings of foreign subsidiaries unless they are exempted from taxation as a result of the new territorial tax system. During the fourth quarter of 2019, we partially reversed our permanent reinvestment assertion in connection with plans to distribute cash from certain of our foreign subsidiaries in 2020 or subsequent years.  In connection with this change in assertion, we recorded $1.0 million of withholding tax. No additional income taxes have been provided for any remaining reinvested earnings or outside basis differences inherent in our foreign subsidiaries as these amounts continue to be indefinitely reinvested in foreign operations. Determination of any unrecognized deferred tax liability related to the outside basis difference in investments in foreign subsidiaries is not practicable due to the inherent complexity of the multi-national tax environment in which we operate.

We conduct business in various foreign currencies and are therefore exposed to market risk from changes in foreign currency exchange rates and interest rates, which could impact our results of operations and financial condition. We are also subject to certain exposures arising from the translation and consolidation of the financial results of our foreign subsidiaries. We enter into foreign currency contracts to hedge against the effect of certain foreign currency exchange exposures. However, there can be no assurance that we can take actions to mitigate such exposure in the future, and if taken, that such actions will be successful or that future changes in currency exchange rates will not have a material adverse impact on our future operating results. A significant change in the value of the U.S. Dollar against the currency of one or more countries where we operate may have a material adverse effect on our financial condition and results of operations. Additionally, our hedging exposure to counterparty credit risks is not secured by any collateral. Although each of the counterparty financial institutions with which we place hedging contracts are investment grade rated by the national rating agencies as of the time of the placement, we can provide no assurances as to the financial stability of any of our counterparties. If a counterparty to one or more of our hedge transactions were to become insolvent, we would be an unsecured creditor and our exposure at the time would depend on foreign exchange rate movements relative to the contracted foreign exchange rate and whether any gains result that are not realized due to a counterparty default.

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

We provide services to our clients’ customers in countries around the world.  Accordingly, we are subject to numerous legal regimes on matters such as taxation, government sanctions, content requirements, licensing, tariffs, government affairs, data privacy and immigration as well as internal and disclosure control obligations. In the U.S., as well as several of the other countries in which we operate, some of our services must comply with various laws and regulations regarding the method and timing of placing outbound telephone calls.  Violations of these various laws and regulations could result in liability for monetary damages, fines and/or criminal prosecution and unfavorable publicity. Changes in U.S. federal, state and international laws and regulations, specifically those relating to the outsourcing of jobs to foreign countries as well as statutory and regulatory requirements related to derivative transactions, may adversely affect our ability to perform our services at our overseas facilities or could result in additional taxes on such services, or impact our flexibility to execute strategic hedges, thereby threatening or limiting our ability or the financial benefit to continue to serve certain markets at offshore locations, or the risks associated therewith.

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

Item 1B. Unresolved Staff Comments

There are no material unresolved written comments that were received from the SEC staff 180 days or more before the year ended December 31, 2019 relating to our periodic or current reports filed under the Securities Exchange Act of 1934.

Item 2. Properties

Our corporate headquarters are located in Tampa, Florida, consisting of approximately 62,000 square feet of leased space. This facility currently serves as the headquarters for senior management and the financial, information technology and administrative departments. In addition to our headquarters and the customer engagement centers (“centers”) used by our Americas and EMEA segments discussed below, we also have offices in several countries around the world which support our Americas and EMEA segments.

As of December 31, 2019, we operated one Company-owned fulfillment location and 73 multi-client centers. Our centers were located in the following countries:

Centers
Americas:
Australia	3
Brazil	1
Canada (1)	1
Colombia	1
Costa Rica	5
El Salvador	2
India	2
Mexico	2
People's Republic of China	3
The Philippines	7
United States (2)	19
Total Americas centers	46
EMEA:
Cyprus	2
Denmark	1
Egypt	1
Finland	1
Germany	5
Hungary	1
Norway	1
Romania	5
Scotland	4
Sweden	6
Total EMEA centers	27
Total centers	73

(1)	Company-owned center.
(2)	Two of these centers are Company-owned.

We believe our existing facilities, both owned and leased, are suitable and adequate to meet current requirements, and that suitable additional or substitute space will be available as needed to accommodate any physical expansion or any space required due to expiring leases not renewed.  We operate from time to time in temporary facilities to accommodate growth before new centers are available. For the year ended December 31, 2019, our centers, taken as a whole, were utilized at average capacities of approximately 73% and were capable of supporting a higher level of market demand. We had average utilization of 73% in both the Americas and EMEA during 2019.

Item 3. Legal Proceedings

Information with respect to this item may be found in Note 22, Commitments and Loss Contingencies, of the accompanying “Notes to Consolidated Financial Statements” under the caption "Loss Contingencies," which information is incorporated herein by reference.

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

According to the records of our transfer agent as of February 3, 2020, there were approximately 740 holders of record of our common stock and we estimate there were approximately 11,900 beneficial owners.

Below is a summary of stock repurchases for the quarter ended December 31, 2019 (in thousands, except average price per share).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs (1)
October 1, 2019 - October 31, 2019	—	$—	—	3,608
November 1, 2019 - November 30, 2019	—	$—	—	3,608
December 1, 2019 - December 31, 2019	—	$—	—	3,608
Total	—		—	3,608

(1)

The total number of shares approved for repurchase under the 2011 Share Repurchase Program dated August 18, 2011, as amended on March 16, 2016, is 10.0 million. The 2011 Share Repurchase Program has no expiration date.

Five-Year Stock Performance Graph

The following graph presents a comparison of the cumulative shareholder return on SYKES common stock with the cumulative total return on the NASDAQ Computer and Data Processing Services Index, the NASDAQ Telecommunications Index, the Russell 2000 Index, the S&P Small Cap 600 and the SYKES Peer Group (as defined below). The SYKES Peer Group is comprised of publicly traded companies that derive a substantial portion of their revenues from engagement centers, customer care businesses, have similar business models to SYKES, and are those most commonly compared to SYKES by industry analysts following SYKES. This graph assumes that $100 was invested on December 31, 2014 in SYKES common stock, the NASDAQ Computer and Data Processing Services Index, the NASDAQ Telecommunications Index, the Russell 2000 Index, the S&P Small Cap 600 and the SYKES Peer Group, including reinvestment of dividends.

Comparison of Five-Year Cumulative Total Return (in dollars)

201320142015201620172018Sykes Enterprises, Incorporated Return %7.6131.15-6.248.97-21.37Cum $100.00107.61141.13132.32144.19113.38NASDAQ Computer and Data Processing Index  Return %6.9231.108.7340.8710.32Cum $100.00106.92140.17152.40214.68236.84NASDAQ Telecommunications Stocks Return %11.51-5.2917.5920.225.27Cum $100.00111.51105.61124.18149.29157.15Russell 2000 Index Return %4.89-4.4121.3114.65-11.01Cum $100.00104.89100.26121.63139.45124.09S&P Small cap 600 Index Return %5.76-1.9726.5613.23-8.48Cum $100.00105.76103.67131.20148.56135.96New Peer Group Return %9.3517.6315.7141.640.52Cum $100.00109.35128.63148.84210.81211.91Old Peer Group Return %5.8719.1911.6331.521.30Cum $100.00105.87126.20140.88185.28187.68

2014 2015 2016 2017 2018 2019 Sykes Enterprises, Incorporated 100.00 131.15 122.97 134.00 105.36 157.60 NASDAQ Computer and Data Processing Index 100.00 131.10 142.54 200.79 221.52 299.00 NASDAQ Telecommunications Stocks 100.00 94.71 111.36 133.88 140.93 160.17 Russell 2000 Index 100.00 95.59 115.95 132.94 118.30 148.49 S&P SmallCap 600 Index 100.00 98.03 124.06 140.47 128.56 157.85 Peer Group 100.00 117.63 136.11 192.78 193.78 290.40

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

	Years Ended December 31,
(in thousands, except per share data)	2019 (1)	2018 (2)	2017	2016	2015
Income Statement Data: (3)
Revenues	$1,614,762	$1,625,687	$1,586,008	$1,460,037	$1,286,340
Income from operations (4)(5)	89,800	63,202	87,042	92,373	94,358
Net income (4)(5)(6)	64,081	48,926	32,216	62,390	68,597
Net Income Per Common Share: (3)(4)(5)(6)
Basic	$1.54	$1.16	$0.77	$1.49	$1.64
Diluted	$1.53	$1.16	$0.76	$1.48	$1.62

Weighted Average Common Shares:
Basic	41,649	42,090	41,822	41,847	41,899
Diluted	41,802	42,246	42,141	42,239	42,447

Balance Sheet Data: (3)(4)(6)(7)
Total assets	$1,415,500	$1,171,967	$1,327,092	$1,236,403	$947,772
Long-term debt	73,000	102,000	275,000	267,000	70,000
Shareholders' equity	874,475	826,609	796,479	724,522	678,680

(1)

Effective January 1, 2019, the Company adopted new guidance on leases using the modified retrospective method; as such, 2015 – 2018 have not been restated. See Note 3, Leases, of the accompanying “Notes to Consolidated Financial Statements” for further information.

(2)

Effective January 1, 2018, the Company adopted new guidance on revenue recognition using the modified retrospective method; as such, 2015 – 2017 have not been restated. See Note 2, Revenues, of the accompanying “Notes to Consolidated Financial Statements” for further information.

(3)

The amounts reflect the results of Symphony, WhistleOut, the Telecommunications Asset acquisition, Clearlink and Qelp since the associated acquisition dates of November 1, 2018, July 9, 2018, May 31, 2017, April 1, 2016 and July 2, 2015, respectively, as well as the related merger and integration costs incurred as part of each acquisition.  See Note 4, Acquisitions, of the accompanying “Notes to Consolidated Financial Statements” for further information regarding the Symphony, WhistleOut and Telecommunications Asset acquisitions.

(4)

The amounts for 2019, 2018 and 2017 include exit costs and impairments of long-lived assets.  See Note 5, Costs Associated with Exit or Disposal Activities, and Note 6, Fair Value, of the accompanying “Notes to Consolidated Financial Statements” for further information.

(5)

The amounts for 2018 include the $1.2 million Slaughter settlement agreement. See Note 22, Commitments and Loss Contingencies, of the accompanying “Notes to Consolidated Financial Statements” for further information.

(6)

The amount for 2017 includes $32.7 million related to the impact of the 2017 Tax Reform Act. See Note 20, Income Taxes, of the accompanying “Notes to Consolidated Financial Statements” for further information.

(7)	The Company has not declared cash dividends per common share for any of the five years presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the accompanying Consolidated Financial Statements and the notes thereto that appear elsewhere in this Annual Report on Form 10-K. The following discussion and analysis compares the year ended December 31, 2019 (“2019”) to the year ended December 31, 2018 (“2018”). For a discussion of the year ended December 31, 2018 as compared to the year ended December 31, 2017, see our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission (“SEC”) on February 26, 2019.

The following discussion and analysis and other sections of this document contain forward-looking statements that involve risks and uncertainties. Words such as “may,” “expects,” “projects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe our future plans, objectives, or goals also are forward-looking statements. Future events and actual results could differ materially from the results reflected in these forward-looking statements as a result of certain of the factors set forth below and elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2019, including the following analysis and in Item 1.A., “Risk Factors,” and, accordingly, undue reliance should not be placed on such statements.  All forward-looking statements are made as of the date hereof, and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Summary

We are a leading provider of multichannel demand generation and global comprehensive customer engagement services. We provide differentiated full lifecycle customer engagement solutions and services primarily to Global 2000 companies and their end customers, principally in the financial services, communications, technology, transportation & leisure, healthcare and other industries. Our differentiated full lifecycle management services platform effectively engages customers at every touchpoint within the customer journey, including digital marketing and acquisition, sales expertise, customer service, technical support and retention, many of which can be optimized by a suite of robotic process automation (“RPA”) and artificial intelligence (“AI”) solutions. We serve our clients through two geographic operating regions: the Americas (United States, Canada, Latin America, Australia and the Asia Pacific Rim) and EMEA (Europe, the Middle East and Africa). Our Americas and EMEA regions primarily provide customer engagement solutions and services with an emphasis on inbound multichannel demand generation, customer service and technical support to our clients’ customers. These services, which represented 97.7%, 99.0% and 99.4% of consolidated revenues in 2019, 2018 and 2017, respectively, are delivered through multiple communication channels including phone, e-mail, social media, text messaging, chat and digital self-service. We also provide various enterprise support services in the United States (“U.S.”) that include services for our clients’ internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, we also provide fulfillment services, which include order processing, payment processing, inventory control, product delivery and product returns handling. Additionally, through our acquisition of RPA provider Symphony Ventures Ltd (“Symphony”) coupled with our investment in AI through XSell Technologies, Inc. (“XSell”), we also provide a suite of solutions such as consulting, implementation, hosting and managed services that optimizes our differentiated full lifecycle management services platform. Our complete service offering helps our clients acquire, retain and increase the lifetime value of their customer relationships. We have developed an extensive global reach with customer engagement centers across six continents, including North America, South America, Europe, Asia, Australia and Africa. We deliver cost-effective solutions that generate demand, enhance the customer service experience, promote stronger brand loyalty, and bring about high levels of performance and profitability.

Recent Developments

Americas 2019 Exit Plan

During the first quarter of 2019, we initiated a restructuring plan to simplify and refine our operating model in the U.S. (the “Americas 2019 Exit Plan”), in part to improve agent attrition and absenteeism. The Americas 2019 Exit Plan included the closure of customer engagement centers, the consolidation of leased space in various locations in the U.S. and management reorganization. We finalized the actions the Americas 2019 Exit Plan as of September 30, 2019.  Annualized savings of $7.1 million are expected as a result of these actions, primarily related to reduced general and administrative costs and lower depreciation.

Americas 2018 Exit Plan

During the second quarter of 2018, we initiated a restructuring plan to manage and optimize capacity utilization, which included the closure of customer engagement centers and the consolidation of leased space in various locations in the U.S. and Canada (the “Americas 2018 Exit Plan”). We finalized the site closures under the Americas 2018 Exit Plan as of December 31, 2018, which resulted in a decrease of approximately 5,000 seats.

See Note 5, Costs Associated with Exit or Disposal Activities, in the accompanying “Notes to Consolidated Financial Statements” for further information regarding our exit plans.

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

Acquisitions

On November 1, 2018, we completed the acquisition of Symphony. Symphony provides RPA services, offering RPA consulting, implementation, hosting and managed services for front, middle and back-office processes. Of the total purchase price of GBP 52.5 million ($67.6 million), GBP 44.6 million ($57.6 million) was paid upon closing using cash on hand as well as $31.0 million of additional borrowings under our credit agreement, while the acquisition date present value of the remaining GBP 7.9 million ($10.0 million) of the purchase price was deferred and is payable in equal installments over three years, on or around November 1, 2019, 2020 and 2021. Subsequent to the finalization of the working capital adjustment, the purchase price was adjusted to GBP 52.4 million ($67.5 million). The results of Symphony’s operations have been reflected in our consolidated financial statements since November 1, 2018.

On July 9, 2018, we completed the acquisition of WhistleOut Pty Ltd and WhistleOut Inc. (together, “WhistleOut”).  WhistleOut is a consumer comparison platform focused on mobile, broadband and pay TV services, principally across Australia and the U.S. The acquisition broadens our digital marketing capabilities geographically and extends our home services product portfolio. The total purchase price of AUD 30.2 million ($22.4 million) was funded through $22.0 million of additional borrowings under our credit agreement. Subsequent to the finalization of the working capital adjustment, the purchase price was adjusted to AUD 30.3 million ($22.5 million). The results of WhistleOut’s operations have been reflected in our consolidated financial statements since July 9, 2018.

Results of Operations

The following table sets forth, for the years indicated, the amounts presented in the accompanying Consolidated Statements of Operations as well as the changes between the respective years:

	Years Ended December 31,
(in thousands)	2019	2018	$ Change	2017	$ Change
Revenues	$1,614,762	$1,625,687	$(10,925)	$1,586,008	$39,679
Operating expenses:
Direct salaries and related costs	1,042,289	1,072,907	(30,618)	1,039,677	33,230
General and administrative	412,407	407,285	5,122	376,825	30,460
Depreciation, net	51,916	57,350	(5,434)	55,972	1,378
Amortization of intangibles	16,639	15,542	1,097	21,082	(5,540)
Impairment of long-lived assets	1,711	9,401	(7,690)	5,410	3,991
Total operating expenses	1,524,962	1,562,485	(37,523)	1,498,966	63,519
Income from operations	89,800	63,202	26,598	87,042	(23,840)

Other income (expense):
Interest income	846	706	140	696	10
Interest (expense)	(4,309)	(4,743)	434	(7,689)	2,946
Other income (expense), net	(414)	(2,248)	1,834	1,258	(3,506)
Total other income (expense), net	(3,877)	(6,285)	2,408	(5,735)	(550)

Income before income taxes	85,923	56,917	29,006	81,307	(24,390)
Income taxes	21,842	7,991	13,851	49,091	(41,100)
Net income	$64,081	$48,926	$15,155	$32,216	$16,710

The following table sets forth, for the years indicated, the amounts presented in the accompanying Consolidated Statements of Operations as a percentage of revenues:

	Years Ended December 31,
	2019	2018	2017
Percentage of Revenue:
Revenues	100.0%	100.0%	100.0%
Direct salaries and related costs	64.5	66.0	65.6
General and administrative	25.5	25.1	23.8
Depreciation, net	3.2	3.5	3.5
Amortization of intangibles	1.0	1.0	1.3
Impairment of long-lived assets	0.1	0.6	0.3
Income from operations	5.7	3.8	5.5
Interest income	0.1	0.0	0.0
Interest (expense)	(0.3)	(0.3)	(0.5)
Other income (expense), net	(0.0)	(0.1)	0.1
Income before income taxes	5.5	3.4	5.1
Income taxes	1.4	0.5	3.1
Net income	4.1%	2.9%	2.0%

2019 Compared to 2018

Revenues

	Years Ended December 31,
	2019		2018
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change
Americas	$1,296,660	80.3%	$1,330,638	81.9%	$(33,978)
EMEA	318,013	19.7%	294,954	18.1%	23,059
Other	89	0.0%	95	0.0%	(6)
Consolidated	$1,614,762	100.0%	$1,625,687	100.0%	$(10,925)

Consolidated revenues decreased $10.9 million, or 0.7%, in 2019 from 2018.

The decrease in Americas’ revenues was due to end-of-life client programs of $80.7 million primarily in the communications and other verticals and an unfavorable foreign currency impact of $6.8 million, partially offset by higher volumes from existing clients of $43.1 million and new clients of $10.4 million. Revenues from our offshore operations represented 42.7% of Americas’ revenues in 2019, compared to 39.7% for the comparable period in 2018.

The increase in EMEA’s revenues was due to higher volumes from existing clients of $30.5 million and new clients of $19.8 million, partially offset by end-of-life client programs of $9.0 million primarily in the communications, technology and other verticals and an unfavorable foreign currency impact of $18.2 million.

On a consolidated basis, we had 48,200 brick-and-mortar seats as of December 31, 2019, a net decrease of 600 seats from 2018, primarily due to the rationalization of excess capacity. The average capacity utilization rate on a combined basis was 73% in 2019, compared to 71% in 2018.

On a segment basis, 40,200 seats were located in the Americas, a net decrease of 1,000 seats from 2018, and 8,000 seats were located in EMEA, a net increase of 400 seats from 2018. The average capacity utilization rate for the Americas in 2019 was 73%, compared to 70% in 2018, up primarily due to the rationalization of excess capacity coupled with an increase in demand. The average capacity utilization rate for EMEA in 2019 was 73%, compared to 75% in 2018, down primarily due to expansion and the utilization of our at-home platform as a complement to our brick-and-mortar facilities. We strive to attain a capacity utilization of 85% at each of our locations.

Direct Salaries and Related Costs

	Years Ended December 31,
	2019		2018
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$826,255	63.7%	$864,954	65.0%	$(38,699)	-1.3%
EMEA	216,034	67.9%	207,953	70.5%	8,081	-2.6%
Consolidated	$1,042,289	64.5%	$1,072,907	66.0%	$(30,618)	-1.5%

The decrease of $30.6 million in direct salaries and related costs included a favorable foreign currency impact of $5.4 million in the Americas and a favorable foreign currency impact of $13.0 million in EMEA.

The decrease in Americas’ direct salaries and related costs, as a percentage of revenues, was primarily attributable to lower compensation costs of 1.2% principally due to an increase in agent productivity principally within the financial services, transportation and communications verticals in the current period, lower communications costs of 0.3%, lower severance costs principally related to the Americas 2018 Exit Plan of 0.2% and lower other costs of 0.1%, partially offset by higher recruiting costs of 0.3% and higher auto tow claim costs of 0.2%.

The decrease in EMEA’s direct salaries and related costs, as a percentage of revenues, was primarily attributable to lower compensation costs of 1.9% primarily due to an increase in agent productivity principally within the communications vertical in the current period, lower communications costs of 0.3%, lower fulfillment materials costs of 0.3%, lower recruiting costs of 0.2% and lower other costs of 0.2%, partially offset by higher travel costs of 0.3%.

General and Administrative

	Years Ended December 31,
	2019		2018
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$278,056	21.4%	$285,597	21.5%	$(7,541)	-0.1%
EMEA	74,205	23.3%	63,287	21.5%	10,918	1.8%
Other	60,146	-	58,401	-	1,745	-
Consolidated	$412,407	25.5%	$407,285	25.1%	$5,122	0.4%

The increase of $5.1 million in general and administrative expenses included a favorable foreign currency impact of $1.6 million in the Americas and a favorable foreign currency impact of $4.1 million in EMEA.

The decrease in Americas’ general and administrative expenses, as a percentage of revenues, was primarily attributable to lower facility-related costs of 0.5% resulting from the Americas 2018 Exit Plan, lower legal and professional fees of 0.3% and lower other costs of 0.3%, partially offset by higher software and maintenance costs of 0.5% and higher compensations costs of 0.5%.

The increase in EMEA’s general and administrative expenses, as a percentage of revenues, was primarily attributable to higher compensation costs of 1.0%, higher merger and integration costs of 0.4%, higher software and maintenance costs of 0.4%, higher facility-related costs of 0.2% and higher travel costs of 0.2%, partially offset by lower communications costs of 0.2% and lower other costs of 0.2%.

The increase of $1.7 million in Other general and administrative expenses, which includes corporate and other costs, was primarily attributable to higher compensation costs of $1.0 million, higher software and maintenance costs of $0.8 million, higher legal and professional fees of $0.7 million, higher insurance costs of $0.4 million and higher seminars and education costs of $0.2 million, partially offset by lower merger and integration costs of $1.3 million and lower other costs of $0.1 million.

Depreciation, Amortization and Impairment of Long-Lived Assets

	Years Ended December 31,
	2019		2018
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Depreciation, net:
Americas	$42,386	3.3%	$48,378	3.6%	$(5,992)	-0.3%
EMEA	6,521	2.1%	5,952	2.0%	569	0.1%
Other	3,009	-	3,020	-	(11)	-
Consolidated	$51,916	3.2%	$57,350	3.5%	$(5,434)	-0.3%

Amortization of intangibles:
Americas	$13,304	1.0%	$14,287	1.1%	$(983)	-0.1%
EMEA	3,335	1.0%	1,255	0.4%	2,080	0.6%
Other	—	-	—	-	—	-
Consolidated	$16,639	1.0%	$15,542	1.0%	$1,097	0.0%

Impairment of long-lived assets:
Americas	$1,711	0.1%	$9,401	0.7%	$(7,690)	-0.6%
EMEA	—	0.0%	—	0.0%	—	0.0%
Other	—	-	—	-	—	-
Consolidated	$1,711	0.1%	$9,401	0.6%	$(7,690)	-0.5%

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

See Note 5, Costs Associated with Exit or Disposal Activities, and Note 6, Fair Value, in the accompanying “Notes to Consolidated Financial Statements” for further information regarding the impairment of long-lived assets.

Other Income (Expense)

	Years Ended December 31,
(in thousands)	2019	2018	$ Change
Interest income	$846	$706	$140

Interest (expense)	$(4,309)	$(4,743)	$434

Other income (expense), net:
Foreign currency transaction gains (losses)	$(1,262)	$2,029	$(3,291)
Gains (losses) on derivative instruments not designated as hedges	(674)	(1,751)	1,077
Gains (losses) on investments held in rabbi trust	2,379	(867)	3,246
Other miscellaneous income (expense)	(857)	(1,659)	802
Total other income (expense), net	$(414)	$(2,248)	$1,834

The increase in interest income was primarily due to an increase in the rate earned.

The decrease in interest (expense) was primarily due to a decrease in the outstanding borrowings under our credit agreements as a result of $29.0 million and $173.0 million of repayments, net, in 2019 and 2018, respectively, partially offset by an increase in weighted average interest rates on outstanding borrowings.

See Note 13, Investments Held in Rabbi Trust, of “Notes to Consolidated Financial Statements” for further information.

The change in other miscellaneous income (expense) was primarily due to a reduction in Affordable Care Act compliance costs, payroll tax compliance costs and losses from our equity method investee, XSell.

Income Taxes

	Years Ended December 31,
(in thousands)	2019	2018	$ Change
Income before income taxes	$85,923	$56,917	$29,006
Income taxes	$21,842	$7,991	$13,851
			% Change
Effective tax rate	25.4%	14.0%	11.4%

The increase in the effective tax rate in 2019 compared to 2018 was primarily due to tax benefits recognized related to the 2017 Tax Reform Act and the settlement of tax audits and ancillary issues, both in 2018. The effective tax rate was also affected by shifts in earnings among the various jurisdictions in which we operate along with several additional factors, the overall impact of which was not material.

Quarterly Results

The following information presents our unaudited quarterly operating results for 2019 and 2018. The data has been prepared on a basis consistent with the accompanying Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, and includes all adjustments, consisting of normal recurring accruals, that we consider necessary for a fair presentation thereof.

(in thousands, except per share data)	12/31/2019	9/30/2019	6/30/2019	3/31/2019	12/31/2018	9/30/2018	6/30/2018	3/31/2018
Revenues	$425,284	$397,547	$389,006	$402,925	$415,198	$399,333	$396,785	$414,371
Operating expenses:
Direct salaries and related costs	274,731	253,669	252,161	261,728	271,437	261,474	264,924	275,072
General and administrative (1)	100,825	102,620	104,282	104,680	97,660	105,148	102,037	102,440
Depreciation, net	12,518	12,449	13,052	13,897	13,882	14,072	14,560	14,836
Amortization of intangibles	4,123	4,103	4,127	4,286	4,062	3,638	3,629	4,213
Impairment of long-lived assets	—	—	129	1,582	145	555	5,175	3,526
Total operating expenses	392,197	372,841	373,751	386,173	387,186	384,887	390,325	400,087
Income from operations	33,087	24,706	15,255	16,752	28,012	14,446	6,460	14,284

Other income (expense):
Interest income	235	234	192	185	177	183	175	171
Interest (expense)	(861)	(1,091)	(1,179)	(1,178)	(1,220)	(1,168)	(1,149)	(1,206)
Other income (expense), net	(436)	(55)	(533)	610	(2,785)	919	(537)	155
Total other income (expense), net	(1,062)	(912)	(1,520)	(383)	(3,828)	(66)	(1,511)	(880)

Income before income taxes	32,025	23,794	13,735	16,369	24,184	14,380	4,949	13,404
Income taxes	9,005	5,689	2,466	4,682	7,136	628	(2,229)	2,456
Net income (loss)	$23,020	$18,105	$11,269	$11,687	$17,048	$13,752	$7,178	$10,948

Net income (loss) per common share: (2)
Basic	$0.56	$0.44	$0.27	$0.28	$0.40	$0.33	$0.17	$0.26
Diluted	$0.56	$0.44	$0.27	$0.28	$0.40	$0.33	$0.17	$0.26

Weighted average shares:
Basic	41,176	41,190	42,038	42,169	42,145	42,136	42,125	41,939
Diluted	41,453	41,307	42,094	42,299	42,264	42,204	42,160	42,232

(1)

The quarter ended December 31, 2018 includes the $1.2 million Slaughter settlement agreement. See Note 22, Commitments and Loss Contingencies, of the accompanying “Notes to Consolidated Financial Statements” for further information.

(2)	Net income (loss) per basic and diluted common share is computed independently for each of the quarters presented and, therefore, may not sum to the total for the year.

Business Outlook

For the three months ended March 31, 2020, we anticipate the following financial results:

•	Revenues in the range of $417.0 million to $422.0 million;
•	Effective tax rate of approximately 25.0%;
•	Fully diluted share count of approximately 41.5 million;
•	Diluted earnings per share in the range of $0.39 to $0.43; and
•	Capital expenditures in the range of $15.0 million to $20.0 million

For the twelve months ended December 31, 2020, we anticipate the following financial results:

•	Revenues in the range of $1,700.0 million to $1,720.0 million;
•	Effective tax rate of approximately 24.0%;
•	Fully diluted share count of approximately 41.6 million;
•	Diluted earnings per share in the range of $2.02 to $2.16; and
•	Capital expenditures in the range of $50.0 million to $60.0 million

We continue to see a broad-based increase in client demand across our vertical markets. In fact, client demand projections for 2020 are significantly better than what we initially indicated in our third quarter 2019 earnings release. To service this higher level of demand, we expect higher than planned ramp costs, which are expected to be front-end loaded.

The first quarter and full year 2020 revenues and diluted earnings per share outlook do not reflect the impact of the coronavirus disease (COVID-19) given its uncertain path within and beyond China. However, China generated roughly $36 million of revenues in 2019 with operating margins, net of overhead allocation, roughly in line with the current Company average. We believe that the revenues and diluted earnings per share impact for the first quarter of 2020 could be in the range of $1.5 million to $2.0 million and $0.03 to $0.05, respectively, based on current labor participation levels at our facilities and home agent utilization post Chinese New Year’s.

Our revenues and earnings per share assumptions for the first quarter and full year 2020 are based on foreign exchange rates as of February 2020. Therefore, the continued volatility in foreign exchange rates between the U.S. Dollar and the functional currencies of the markets we serve could have a further impact, positive or negative, on revenues and earnings per share relative to the business outlook for the first quarter and full-year as discussed above.

We anticipate total other interest income (expense), net of approximately $(1.2) million for the first quarter and $(3.8) million for the full year 2020. The full year 2020 amount is in line with 2019. The amounts in the other interest income (expense), net, however, exclude the potential impact of any future foreign exchange gains or losses.

We expect our full-year 2020 effective tax rate to be in line with our 2019 tax rate.

Not included in this guidance is the impact of any future acquisitions, share repurchase activities or a potential sale of previously exited customer engagement centers.

Liquidity and Capital Resources

Our primary sources of liquidity are typically cash flows generated by operating activities and from available borrowings under our revolving credit facility. We utilize these capital resources to make capital expenditures associated primarily with our customer engagement services, invest in technology applications and tools to further develop our service offerings and for working capital and other general corporate purposes, including the repurchase of our common stock in the open market and to fund acquisitions. In future periods, we intend similar uses of these funds.

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

During 2019, cash increased $101.3 million from operating activities, $29.0 million of debt proceeds, $1.2 million of proceeds from a property and equipment insurance settlement and $0.3 million of other cash inflows, partially offset by $58.0 million used to repay long-term debt, $38.7 million used for capital expenditures, $30.3 million used to repurchase common stock, $3.2 million to repurchase common stock for tax withholding on equity awards, $3.1 million of cash paid for acquisitions, $1.1 million of loan fees related to the 2019 Credit Agreement and $0.3 million used for the purchase of intangible assets, resulting in a $1.0 million decrease in available cash, cash equivalents and restricted cash (including the favorable effects of foreign currency exchange rates on cash, cash equivalents and restricted cash of $1.9 million).

Net cash flows provided by operating activities for 2019 were $101.3 million, compared to $109.1 million in 2018.  The $7.8 million decrease in net cash flows from operating activities was due to a $14.6 million decrease in non-cash reconciling items such as impairment, depreciation, net unrealized (gains) losses and premiums on financial instruments, net unrealized foreign currency transaction (gains) losses and a net (gain) on insurance settlement, and a net decrease of $8.4 million in cash flows from assets and liabilities, partially offset by a $15.2 million increase in net income. The $8.4 million decrease in cash flows from assets and liabilities was principally a result of a $32.0 million increase in accounts receivable and a $2.9 million decrease in deferred revenue and customer liabilities, partially offset by a $21.3 million increase in other liabilities, a $3.4 million decrease in other assets, a $1.0 million increase in taxes payable and a $0.8 million increase in net operating lease liabilities. The $32.0 million increase in the change in accounts receivable was primarily due to the timing of billings and collections. The $21.3 million increase in the change in other liabilities was primarily due to a $15.8 million increase principally related to the timing of accrued employee compensation and benefits, a $3.7 million increase in accounts payable principally due to the timing of invoices and related payments and a $3.0 million increase in other accrued expenses and current liabilities, partially offset by a $1.2 million decrease in other long-term liabilities.

Capital expenditures, which are generally funded by cash generated from operating activities, available cash balances and borrowings available under our credit facilities, were $38.7 million for 2019, compared to $46.9 million for 2018, a decrease of $8.2 million. In 2020, we anticipate capital expenditures in the range of $50.0 million to $60.0 million, primarily for new seat additions, facility upgrades, maintenance and systems infrastructure.

On February 14, 2019, we entered into a $500 million senior revolving credit facility (the “2019 Credit Agreement”) with a group of lenders, KeyBank National Association, as Administrative Agent, Swing Line Lender and Issuing Lender (“KeyBank”), the lenders named therein, and KeyBanc Capital Markets Inc. as Lead Arranger and Sole Book Runner.  The 2019 Credit Agreement replaced our previous $440 million revolving credit facility dated May 12, 2015 (the “2015 Credit Agreement”), which agreement was terminated simultaneous with entering into the 2019 Credit Agreement. The 2019 Credit Agreement is subject to certain borrowing limitations and includes certain customary financial and restrictive covenants.  We are not currently aware of any inability of our lenders to provide access to the full commitment of funds that exist under the 2019 Credit Agreement, if necessary.  However, there can be no assurance that such facility will be available to us, even though it is a binding commitment of the financial institutions. The 2019 Credit Agreement will mature on February 14, 2024. At December 31, 2019, we were in compliance with all loan requirements of the 2019 Credit Agreement and had $73.0 million of outstanding borrowings under this facility.

Our credit agreements had an average daily utilization of $87.8 million, $106.2 million and $268.8 million during the years ended December 31, 2019, 2018 and 2017, respectively. During the years ended December 31, 2019, 2018, and 2017, the related interest expense, including the commitment fee and excluding the amortization of deferred loan fees, was $3.5 million, $3.8 million and $6.7 million, respectively, which represented weighted average interest rates of 3.9%, 3.6% and 2.5%, respectively.

We repaid $29.0 million, net, of long-term debt outstanding under our credit agreements in 2019.  Our 2020 interest expense will vary based on our usage of the credit facility and market interest rates.

We are currently under audit in several tax jurisdictions. We believe we have adequate reserves related to all matters pertaining to these audits. Should we experience unfavorable outcomes from these audits, such outcomes could have a significant impact on our financial condition, results of operations and cash flows.

The 2017 Tax Reform Act provided for a one-time transition tax based on our undistributed foreign earnings on which we previously had deferred U.S. income taxes. We recorded a $28.3 million provisional liability in 2017, which was net of $5.0 million of available tax credits, for our one-time transition tax.  As of December 31, 2019 and 2018, $2.0 million and $2.0 million, respectively, of the liability was included in “Income taxes payable” in the accompanying Consolidated Balance Sheets. As of December 31, 2019 and 2018, $18.5 million and $20.4 million, respectively, of the long-term liability were included in “Long-term income tax liabilities” in the accompanying Consolidated Balance Sheets. This transition tax liability will be paid in yearly installments through the final payment due in April 2025. We provide U.S. income taxes on the earnings of foreign subsidiaries unless they are exempted from taxation as a result of the new territorial tax system. During the fourth quarter of 2019, we partially reversed our permanent reinvestment assertion in connection with plans to distribute cash from certain of our foreign subsidiaries in 2020 or subsequent years.  In connection with this change in assertion, we recorded $1.0 million of withholding tax.  No additional income taxes have been provided for any remaining reinvested earnings or outside basis differences inherent in our investments in our foreign subsidiaries as these amounts continue to be indefinitely reinvested in foreign operations.

As part of the July 1, 2018 WhistleOut acquisition, an AUD 14.0 million three-year retention bonus is payable in installments on or around July 1, 2019, 2020 and 2021. We paid the first installment of AUD 6.0 million ($4.2 million) in July 2019.  Also, as part of the Symphony acquisition on November 1, 2018, a portion of the purchase price, with an acquisition date present value of GBP 7.9 million ($10.0 million), was deferred and is payable in equal installments over three years, on or around November 1, 2019, 2020 and 2021.  We paid the first installment of GBP 2.7 million ($3.3 million) in October 2019.

As of December 31, 2019, we had $127.2 million in cash and cash equivalents, of which approximately 98.5%, or $125.3 million, was held in international operations. As a result of the 2017 Tax Reform Act, most of these funds will not be subject to additional taxes in the United States if repatriated; however, certain jurisdictions may impose additional withholding taxes. There are circumstances where we may be unable to repatriate some of the cash and cash equivalents held by our international operations due to country restrictions.

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

Off-Balance Sheet Arrangements

At December 31, 2019, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2019, and the effect these obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years	Other
Operating leases (1)(2)	$240,239	$57,742	$96,854	$47,877	$37,766	$—
Operating leases, not yet commenced (1)	1,720	546	1,128	46	—	—
Purchase obligations (3)	45,499	36,332	8,642	525	—	—
Long-term debt (4)	73,000	—	—	73,000	—	—
Long-term income tax liabilities (5)	22,286	—	3,895	8,520	6,086	3,785
Other long-term liabilities (6)	13,305	—	7,502	1,131	4,672	—
	$396,049	$94,620	$118,021	$131,099	$48,524	$3,785

(1)	Amounts represent the gross expected cash payments due under our operating leases. See Note 3, Leases, to the accompanying Consolidated Financial Statements.
(2)

As of December 31, 2019, we subleased six of our operating leases. Future contractual sublease payments of $3.2 million, $5.1 million, $2.7 million and $1.4 million are expected to be received in the periods of less than one year, one to three years, three to five years, and after five years, respectively. These payments will partially offset the gross amounts owed under the related operating leases.

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

(4)

Amount represents total outstanding borrowings but excludes interest charges on borrowings and the fee on the amount of any unused commitment that we may be obligated to pay under our credit agreement, as such amounts vary. See Note 18, Borrowings, to the accompanying Consolidated Financial Statements.

(5)

Long-term income tax liabilities include amounts owed in annual installments through 2025 related to our deemed repatriation under the 2017 Tax Reform Act, as well as uncertain tax positions and related penalties and interest as discussed in Note 20, Income Taxes, to the accompanying Consolidated Financial Statements.  We cannot make reasonably reliable estimates of the cash settlement of $3.8 million of uncertain tax positions with the taxing authority; therefore, amounts have been excluded from payments due by period.

(6)	Other long-term liabilities, which excludes deferred income taxes and other non-cash long-term liabilities.

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

As of December 31, 2019, we determined that a total valuation allowance of $12.7 million was necessary to reduce U.S. deferred tax assets by $0.9 million and foreign deferred tax assets by $11.8 million, where it was more likely than not that some portion or all of such deferred tax assets will not be realized.  The recoverability of the remaining deferred tax asset of $6.8 million as of December 31, 2019 is dependent upon future profitability within each tax jurisdiction. As of December 31, 2019, based on our estimates of future taxable income and any applicable tax-planning strategies within various tax jurisdictions, we believe that it is more likely than not that the remaining deferred tax assets will be realized.

The Company provides U.S. income taxes on the earnings of foreign subsidiaries unless they are exempted from taxation as a result of the new territorial tax system. During the fourth quarter of 2019, we partially reversed our permanent reinvestment assertion in connection with plans to distribute cash from certain of our foreign subsidiaries in 2020 or subsequent years.  In connection with this change in assertion, we recorded $1.0 million of withholding tax.  No additional income taxes have been provided for any remaining outside basis difference inherent in these entities as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining reinvested earnings or outside basis differences in these entities is not practicable due to the inherent complexity of the multi-national tax environment in which we operate.

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

As of December 31, 2019 and 2018, we had $2.7 million of unrecognized tax benefits. Had we recognized these tax benefits, approximately $2.7 million, along with the related interest and penalties, would have favorably impacted the effective tax rate in both 2019 and 2018. We do not anticipate that any of the unrecognized tax benefits will be recognized in the next twelve months.

Our provision for income taxes is subject to volatility and is impacted by the distribution of earnings in the various domestic and international jurisdictions in which we operate. Our effective tax rate could be impacted by earnings being either proportionally lower or higher in foreign countries with tax rates different from the U.S. tax rates. In addition, we have been granted tax holidays in several foreign tax jurisdictions, some of which have various expiration dates ranging from 2021 through 2028. If we are unable to renew a tax holiday in any of these jurisdictions, our effective tax rate could be adversely impacted. In some cases, the tax holidays expire without possibility of renewal. In other cases, we expect to renew these tax holidays, but there are no assurances from the respective foreign governments that they will permit a renewal. The tax holidays decreased the provision for income taxes by $3.1 million, $4.1 million and $3.0 million for the years ended December 31, 2019, 2018 and 2017, respectively.  Our effective tax rate could also be affected by several additional factors, including changes in the valuation of our deferred tax assets or liabilities, changing legislation, regulations, and court interpretations that impact tax law in multiple tax jurisdictions in which we operate, as well as new requirements, pronouncements and rulings of certain tax, regulatory and accounting organizations.

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

If we elect to perform the qualitative assessment and it indicates that a significant decline to fair value of a reporting unit is more likely than not, if a reporting unit’s fair value has historically been closer to its carrying value, or we elect to forgo this qualitative assessment, we will proceed to the quantitative goodwill impairment test where we calculate the fair value of a reporting unit based on discounted future probability-weighted cash flows. If the quantitative goodwill impairment test indicates that the carrying value of a reporting unit is in excess of its fair value, we will recognize an impairment loss for the amount by which the carrying value exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit.

We test indefinite-lived intangibles by reviewing the book values compared to the fair value. We determine the fair value of our reporting units and indefinite-lived intangible assets based on the income and market approaches. We calculate the fair value of our reporting units and indefinite-lived intangible assets based on the present value of estimated future cash flows.

We estimate fair value using discounted cash flows of the reporting units. The most significant assumptions used in these analyses are those made in estimating future cash flows. In estimating future cash flows, we use financial assumptions in our internal forecasting model such as projected capacity utilization, projected changes in the prices we charge for our services, projected labor costs, projected foreign currency exchange rates, as well as contract negotiation status. The financial and credit market volatility directly impacts our fair value measurement through our weighted average cost of capital that we use to determine our discount rate. We use a discount rate we consider appropriate for the country where the services are being provided. Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows to measure fair value. If actual results differ substantially from the assumptions used in performing the impairment test, the fair value of the reporting units may be significantly lower, causing the carrying value to exceed the fair value and indicating an impairment has occurred.  Events or changes that could negatively affect our key assumptions include a sustained decrease in our market capitalization, increased competition or unexpected loss of components of our business, unexpected business disruptions (for example, due to a natural disaster or loss of a customer, supplier, or other significant business relationship), unexpected significant declines in operating results, significant adverse changes in the markets in which we operate, or changes in management strategy.

We did not recognize any impairment charges for goodwill in the years presented, as our annual impairment testing indicated that all seven of our reporting units with goodwill had fair values that exceeded their respective carrying values.

As outlined in Note 7, Goodwill and Intangible Assets, in the accompanying “Notes to Consolidated Financial Statements,” four of our seven reporting units with goodwill are at risk of future impairment as the fair value is not substantially in excess of carrying value (“cushion”).  Information related to these reporting units as of July 31, 2019, the date of our annual impairment test was as follows (in thousands):

Reporting Unit	Allocated Goodwill	Percentage by Which Fair Value Exceeds Carrying Value
Clearlink (1)	$74,161	10-20%
Symphony (2)	$35,691	10-20%
Latin America (3)	$19,501	30-40%
Qelp (3)	$9,892	10-20%

(1)

Decrease in the fair value cushion from the prior year was primarily attributable to a decrease in the projected long-term growth rate of the U.S. Gross Domestic Product as well as a decline in projected revenue growth.

(2)	Acquired on November 1, 2018 and as such, this was the first annual impairment test for this reporting unit.
(3)	Decrease in the fair value cushion from the prior year was primarily attributable to an increase in the country-specific risk premium which increased the applied weighted average cost of capital.

A hypothetical 10% decrease in the fair value of the Clearlink, Symphony, Latin America and Qelp reporting units would not have resulted in the recognition of an impairment loss as of the date of our annual impairment test.  Although we believe we have used reasonable estimates and assumptions to calculate the fair values of our reporting units with goodwill balances, these estimates and assumptions could be materially different from actual results. If actual market conditions are less favorable than those projected, or if events occur or circumstances change that would reduce the fair values below the respective carrying values, we may be required to recognize impairment charges, which may be material, in future periods.

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

We employ a foreign currency risk management program that periodically utilizes derivative instruments to protect against unanticipated fluctuations in certain earnings and cash flows caused by volatility in foreign currency exchange (“FX”) rates. We also utilize derivative contracts to hedge foreign currency-denominated intercompany receivables and payables and to hedge net investments in foreign operations.

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

In order to hedge a portion of our anticipated revenues denominated in USD, we had outstanding forward contracts and options as of December 31, 2019 with counterparties through December 2020 with notional amounts totaling $116.0 million. As of December 31, 2019, we had net total derivative assets associated with these contracts with a fair value of $2.9 million. If the USD had weakened against the PHP and CRC by 10% as of December 31, 2019 and 2018, we would have incurred a loss of approximately $9.9 million and $11.1 million as of December 31, 2019 and 2018, respectively, on the underlying exposures of the derivative instruments. However, these losses would be mitigated by corresponding gains on the underlying exposures.

We had outstanding forward exchange contracts as of December 31, 2019 with notional amounts totaling $19.3 million that are not designated as hedges. The purpose of these derivative instruments is to protect against FX volatility pertaining to intercompany receivables and payables, and other assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies.  As of December 31, 2019, the fair value of these derivatives was a net asset of $0.4 million. The potential loss in fair value at December 31, 2019 and 2018, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $1.0 million and $1.2 million, respectively. However, these losses would be mitigated by corresponding gains on the underlying exposures.

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

Interest Rate Risk

Our exposure to interest rate risk results from variable rate debt outstanding under our revolving credit facility. We pay interest on outstanding borrowings at interest rates that fluctuate based upon changes in various base rates. As of December 31, 2019 and 2018, we had $73.0 million and $102.0 million in borrowings outstanding under the revolving credit facility, respectively.  Based on our level of variable rate debt outstanding during the years ended December 31, 2019 and 2018, a 1.0% increase in the weighted average interest rate, which generally equals the LIBOR rate plus an applicable margin, would have had an impact of $0.9 million and $1.1 million, respectively, on our results of operations.

We have not historically used derivative instruments to manage exposure to changes in interest rates.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are located beginning on page 48 and page 30 of this report, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Finance Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2019. Based on that evaluation, our Chief Executive Officer and Chief Finance Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment, management believes that, as of December 31, 2019, our internal control over financial reporting was effective.

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Attestation Report of Independent Registered Public Accounting Firm

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on page 41.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Sykes Enterprises, Incorporated

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 27, 2020, expressed an unqualified opinion on those financial statements and schedule and included explanatory paragraphs regarding the Company’s adoption of new accounting standards.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Tampa, Florida

February 27, 2020

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item, with the exception of information on Executive Officers which appears in this report in Item 1 under the caption “Information About Our Executive Officers,” will be set forth in our Proxy Statement for the 2020 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019 and is incorporated herein by reference.

Our Board of Directors has adopted a code of ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Finance Officer and other executive and senior financial officers. The full text of our code of ethics is posted on the investor relations page on our website which is located at http://investor.sykes.com under the heading “Documents & Charters” of the “Corporate Governance” section. We will post any amendments to our code of ethics, or waivers of its requirements, on our website.

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

Financial Statements Schedule

Schedule II — Valuation and Qualifying Accounts is set forth on page 107 of this report.

Other schedules have been omitted because they are not required or applicable or the information is included in the Consolidated Financial Statements or notes thereto.

The following exhibits are filed with this Report or incorporated by reference:

Exhibit Number	Exhibit Description

2.1

Agreement and Plan of Merger, dated as of March 6, 2016, by and among Sykes Enterprises, Incorporated, Sykes Acquisition Corporation II, Inc., Clear Link Holdings, LLC, and Pamlico Capital Management, L.P. (Incorporated herein by reference from Exhibit 2.1 to Form 8-K filed on March 8, 2016.)

3.1	Articles of Incorporation of Sykes Enterprises, Incorporated, as amended. (Incorporated herein by reference from Exhibit 3.1 to Form S-3, Registration No. 333-38513, filed on October 23, 1997.)

3.2	Articles of Amendment to Articles of Incorporation of Sykes Enterprises, Incorporated, as amended. (Incorporated herein by reference from Exhibit 3.2 to Form 10-K filed on March 29, 1999.)

3.3	Bylaws of Sykes Enterprises, Incorporated, as amended. (Incorporated herein by reference from Exhibit 3.3 to Form 10-K filed on March 23, 2005.)

3.4	Amendment to Bylaws of Sykes Enterprises, Incorporated. (Incorporated herein by reference from Exhibit 3.1 to Form 8-K filed on March 24, 2014.)

4.1 (P)	Specimen certificate for the Common Stock of Sykes Enterprises, Incorporated. (Incorporated herein by reference from exhibit to Form S-1, Registration No. 333-2324.)

4.2 +	Description of Registered Securities.

10.1 (P)*	Form of Split Dollar Plan Documents. (Incorporated herein by reference from exhibit to Form S-1, Registration No. 333-2324.)

10.2 (P)*	Form of Split Dollar Agreement. (Incorporated herein by reference from exhibit to Form S-1, Registration No. 333-2324.)

10.3 (P)	Form of Indemnity Agreement between Sykes Enterprises, Incorporated and directors & executive officers. (Incorporated herein by reference from exhibit to Form S-1, Registration No. 333-2324.)

10.4 *	Form of Restricted Share And Stock Appreciation Right Award Agreement dated as of March 29, 2006. (Incorporated herein by reference from Exhibit 99.1 to Form 8-K filed on April 4, 2006.)

10.5 *	Form of Restricted Share And Bonus Award Agreement dated as of March 29, 2006. (Incorporated herein by reference from Exhibit 99.2 to Form 8-K filed on April 4, 2006.)

10.6 *	Form of Restricted Share Award Agreement dated as of May 24, 2006. (Incorporated herein by reference from Exhibit 99.1 to Form 8-K filed on May 31, 2006.)

Exhibit Number	Exhibit Description

10.7 *	Form of Restricted Share And Stock Appreciation Right Award Agreement dated as of January 2, 2007. (Incorporated herein by reference from Exhibit 99.1 to Form 8-K filed on December 28, 2006.)

10.8 *	Form of Restricted Share Award Agreement dated as of January 2, 2007. (Incorporated herein by reference from Exhibit 99.2 to Form 8-K filed on December 28, 2006.)

10.9 *	Form of Restricted Share and Stock Appreciation Right Award Agreement dated as of January 2, 2008. (Incorporated herein by reference from Exhibit 99.1 to Form 8-K filed on January 8, 2008.)

10.10 *	2011 Equity Incentive Plan. (Incorporated herein by reference from Exhibit 10.17 to Form 10-K filed on February 29, 2016.)

10.11 *

Amended and Restated Employment Agreement dated as of December 30, 2008 between Sykes Enterprises, Incorporated and Charles E. Sykes. (Incorporated herein by reference from Exhibit 10.26 to Form 10-K filed on March 10, 2009.)

10.12 *

Amended and Restated Employment Agreement dated as of December 29, 2008 between Sykes Enterprises, Incorporated and Jenna R. Nelson. (Incorporated herein by reference from Exhibit 10.31 to Form 10-K filed on March 10, 2009.)

10.13 *

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

10.16

Lease Agreement, dated January 25, 2008, Lease Amendment Number One and Lease Amendment Number Two dated February 12, 2008 and May 28, 2008 respectively, between Sykes Enterprises, Incorporated and Kingstree Office One, LLC. (Incorporated herein by reference from Exhibit 99.1 to Form 8-K filed on May 29, 2008.)

10.17

Credit Agreement, dated May 12, 2015, between Sykes Enterprises, Incorporated, the lenders party thereto and KeyBank National Association, as Lead Arranger, Sole Book Runner and Administrative Agent. (Incorporated herein by reference from Exhibit 10.1 to Form 8-K filed on May 13, 2015.)

10.18

Credit Agreement, dated February 14, 2019, between Sykes Enterprises, Incorporated; KeyBank National Association, as Administrative Agent, Swing Line Lender and Issuing Lender; KeyBanc Capital Markets Inc. as Lead Arranger and Sole Book Runner; and the lenders named therein (Incorporated herein by reference from Exhibit 10.1 to Form 8-K filed on February 15, 2019.)

10.19 *

Employment Agreement, dated as of September 13, 2012, between Sykes Enterprises, Incorporated and Lawrence R. Zingale. (Incorporated herein by reference from Exhibit 99.2 to Form 8-K filed on September 19, 2012.)

10.20 *	Sykes Enterprises, Incorporated Deferred Compensation Plan Amended and Restated as of January 1, 2014. (Incorporated herein by reference from Exhibit 10.35 to Form 10-K filed on February 19, 2015.)

10.21 *	Employment Agreement, dated as of April 15, 2014, between Sykes Enterprises, Incorporated and John Chapman. (Incorporated herein by reference from Exhibit 99.1 to Form 8-K filed on April 15, 2014.)

Exhibit Number	Exhibit Description

10.22 *

Employment Agreement, dated as of October 29, 2016, between Sykes Enterprises, Incorporated and James D. Farnsworth. (Incorporated herein by reference from Exhibit 10.36 to Form 10-K filed on March 1, 2017.)

10.23 *

Amended and Restated Sykes Enterprises, Incorporated Deferred Compensation Plan, effective as of January 1, 2016. (Incorporated herein by reference from Exhibit 10.37 to Form 10-K filed on March 1, 2017.)

10.24 *

First Amendment to the Amended and Restated Sykes Enterprises, Incorporated Deferred Compensation Plan, effective as of June 30, 2016. (Incorporated herein by reference from Exhibit 10.38 to Form 10-K filed on March 1, 2017.)

10.25 *

Second Amendment to the Amended and Restated Sykes Enterprises, Incorporated Deferred Compensation Plan, effective as of January 1, 2017. (Incorporated herein by reference from Exhibit 10.39 to Form 10-K filed on March 1, 2017.)

10.26 *

Third Amendment to the Amended and Restated Sykes Enterprises, Incorporated Deferred Compensation Plan, effective as of January 1, 2017. (Incorporated herein by reference from Exhibit 10.1 to Form 10-Q filed on August 9, 2017.)

10.27 *

Fourth Amendment to the Amended and Restated Sykes Enterprises, Incorporated Deferred Compensation Plan, effective as of July 1, 2017. (Incorporated herein by reference from Exhibit 10.2 to Form 10-Q filed on August 9, 2017.)

10.28 *

Amended and Restated Sykes Enterprises, Incorporated Deferred Compensation Plan, effective as of January 1, 2018. (Incorporated herein by reference from Exhibit 10.1 to Form 10-Q filed on November 9, 2017.)

10.29 *	2019 Equity Incentive Plan. (Incorporated herein by reference from Appendix A to the Company’s 2019 Proxy Statement filed on April 19, 2019.)

21.1 +	List of subsidiaries of Sykes Enterprises, Incorporated.

23.1 +	Consent of Independent Registered Public Accounting Firm.

24.1 +	Power of Attorney relating to subsequent amendments (included on the signature page of this Report).

31.1 +	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

31.2 +	Certification of Chief Finance Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

32.1 ++	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 ++	Certification of Chief Finance Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS +,#	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH +,#	Inline XBRL Taxonomy Extension Schema Document

101.CAL +,#	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB +,#	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE +,#	Inline XBRL Taxonomy Extension Presentation Linkbase Document

Exhibit Number	Exhibit Description
101.DEF +,#	Inline XBRL Taxonomy Extension Definition Linkbase Document

104 #	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL (included in Exhibit 101)

*	Indicates management contract or compensatory plan or arrangement.

+	Filed herewith.

++	Furnished herewith.

#	Submitted electronically with this Annual Report.

(P)	This exhibit has been paper filed and is not subject to the hyperlinking requirements of Item 601 of Regulation S-K.

Item 16. Form 10-K Summary

Not Applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, and State of Florida, on this 27th day of February 2020.

SYKES ENTERPRISES, INCORPORATED
(Registrant)

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

Signature	Title	Date

/s/ James S. MacLeod	Chairman of the Board	February 27, 2020
James S. MacLeod

/s/ Charles E. Sykes	President and Chief Executive Officer and	February 27, 2020
Charles E. Sykes	Director (Principal Executive Officer)

/s/ Mark C. Bozek	Director	February 27, 2020
Mark C. Bozek

/s/ Vanessa C.L. Chang	Director	February 27, 2020
Vanessa C.L. Chang

/s/ Carlos E. Evans	Director	February 27, 2020
Carlos E. Evans

/s/ Lorraine L. Lutton	Director	February 27, 2020
Lorraine L. Lutton

/s/ William J. Meurer	Director	February 27, 2020
William J. Meurer

/s/ William D. Muir, Jr.	Director	February 27, 2020
William D. Muir, Jr.

/s/ W. Mark Watson	Director	February 27, 2020
W. Mark Watson

/s/ John Chapman	Chief Finance Officer	February 27, 2020
John Chapman	(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Sykes Enterprises, Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sykes Enterprises, Incorporated and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Changes in Accounting Principles

As discussed in Note 3 to the financial statements, the Company has changed its method of accounting for leases in the year ended December 31, 2019 due to adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842).

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for revenue in the year ended December 31, 2018 due to adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill – Refer to Note 7 to the financial statements

Critical Audit Matter Description

The Company evaluates goodwill for impairment by comparing the fair value of each reporting unit to its carrying value. The Company determines the fair value of the reporting units using the income and market approaches. The goodwill balance was approximately $311 million as of December 31, 2019, of which $74.2 million, $41.3 million and $10.0 million was allocated to the Clearlink, Symphony and Qelp reporting units, respectively. The fair values of these reporting units exceeded their carrying values as of the annual measurement date, although the difference in fair value and carrying value for each of these reporting units was not substantial.

We identified goodwill for Clearlink, Symphony and Qelp as a critical audit matter because of the significant estimates and assumptions management makes to estimate the fair value of each reporting unit and considering the difference in fair value and carrying value for each of these reporting units. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to earnings before interest, taxes, depreciation and amortization (EBITDA) margin projections and the selection of the discount rates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the EBITDA margin projections over the forecast period and selection of discount rates for the Clearlink, Symphony and Qelp reporting units included the following, among others:

•

We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over management’s review of the EBITDA margin projections over the forecast period and discount rates utilized within the income approach, used in the determination of each reporting unit’s fair value.

•	We evaluated the reasonableness of management’s EBITDA margin projections over the forecast period by:
o	Comparing actual results to management’s historical projections.
o	Comparing the projections to management’s historical projections utilized in the prior year.
o	Comparing the Company’s projections to external industry reports.
•	With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rates by:
o	Testing the underlying source information and the mathematical accuracy of the calculations.
o	Developing a range of independent estimates and comparing those to the discount rates selected by management.

/s/ Deloitte & Touche LLP

Tampa, Florida

February 27, 2020

We have served as the Company's auditor since 2001.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share data)	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$127,246	$128,697
Receivables, net	390,147	347,425
Prepaid expenses	20,868	23,754
Other current assets	20,525	16,761
Total current assets	558,786	516,637
Property and equipment, net	125,990	135,418
Operating lease right-of-use assets	205,112	—
Goodwill, net	311,247	302,517
Intangibles, net	158,420	174,031
Deferred charges and other assets	55,945	43,364
	$1,415,500	$1,171,967
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$33,591	$26,923
Accrued employee compensation and benefits	109,591	95,813
Income taxes payable	3,637	1,433
Deferred revenue and customer liabilities	26,621	30,176
Operating lease liabilities	50,863	—
Other accrued expenses and current liabilities	29,330	31,235
Total current liabilities	253,633	185,580
Long-term debt	73,000	102,000
Long-term income tax liabilities	22,286	23,787
Long-term operating lease liabilities	166,810	—
Other long-term liabilities	25,296	33,991
Total liabilities	541,025	345,358

Commitments and loss contingencies (Note 22)

Shareholders' equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 200,000 shares authorized; 41,549 and 42,778 shares issued, respectively	416	428
Additional paid-in capital	288,935	286,544
Retained earnings	634,668	598,788
Accumulated other comprehensive income (loss)	(47,001)	(56,775)
Treasury stock at cost: 128 and 126 shares, respectively	(2,543)	(2,376)
Total shareholders' equity	874,475	826,609
	$1,415,500	$1,171,967

See accompanying Notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended December 31,
(in thousands, except per share data)	2019	2018	2017
Revenues	$1,614,762	$1,625,687	$1,586,008
Operating expenses:
Direct salaries and related costs	1,042,289	1,072,907	1,039,677
General and administrative	412,407	407,285	376,825
Depreciation, net	51,916	57,350	55,972
Amortization of intangibles	16,639	15,542	21,082
Impairment of long-lived assets	1,711	9,401	5,410
Total operating expenses	1,524,962	1,562,485	1,498,966
Income from operations	89,800	63,202	87,042

Other income (expense):
Interest income	846	706	696
Interest (expense)	(4,309)	(4,743)	(7,689)
Other income (expense), net	(414)	(2,248)	1,258
Total other income (expense), net	(3,877)	(6,285)	(5,735)

Income before income taxes	85,923	56,917	81,307
Income taxes	21,842	7,991	49,091
Net income	$64,081	$48,926	$32,216

Net income per common share:
Basic	$1.54	$1.16	$0.77
Diluted	$1.53	$1.16	$0.76

Weighted average common shares outstanding:
Basic	41,649	42,090	41,822
Diluted	41,802	42,246	42,141

See accompanying Notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
(in thousands)	2019	2018	2017
Net income	$64,081	$48,926	$32,216
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of taxes	5,504	(21,938)	36,078
Unrealized gain (loss) on net investment hedges, net of taxes	—	—	(5,220)
Unrealized gain (loss) on cash flow hedging instruments, net of taxes	4,154	(4,335)	4,696
Unrealized actuarial gain (loss) related to pension liability, net of taxes	68	682	449
Unrealized gain (loss) on postretirement obligation, net of taxes	48	(80)	(80)
Other comprehensive income (loss), net of taxes	9,774	(25,671)	35,923
Comprehensive income (loss)	$73,855	$23,255	$68,139

See accompanying Notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Additional		Accumulated Other
(in thousands)	Shares Issued	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2017	42,895	$429	$281,357	$518,611	$(67,027)	$(8,848)	$724,522
Cumulative effect of accounting change	—	—	232	(153)	—	—	79
Stock-based compensation expense	—	—	7,621	—	—	—	7,621
Issuance of common stock under equity award plans, net of forfeitures	386	4	250	—	—	(254)	—
Shares repurchased for tax withholding on equity awards	(132)	(1)	(3,881)	—	—	—	(3,882)
Retirement of treasury stock	(250)	(3)	(3,194)	(3,831)	—	7,028	—
Comprehensive income (loss)	—	—	—	32,216	35,923	—	68,139
Balance at December 31, 2017	42,899	429	282,385	546,843	(31,104)	(2,074)	796,479
Cumulative effect of accounting change (Note 2)	—	—	—	3,019	—	—	3,019
Stock-based compensation expense	—	—	7,543	—	—	—	7,543
Issuance of common stock under equity award plans, net of forfeitures	(3)	—	302	—	—	(302)	—
Shares repurchased for tax withholding on equity awards	(118)	(1)	(3,686)	—	—	—	(3,687)
Comprehensive income (loss)	—	—	—	48,926	(25,671)	—	23,255
Balance at December 31, 2018	42,778	428	286,544	598,788	(56,775)	(2,376)	826,609
Cumulative effect of accounting change (Note 3)	—	—	—	110	—	—	110
Stock-based compensation expense	—	—	7,396	—	—	—	7,396
Issuance of common stock under equity award plans, net of forfeitures	9	—	167	—	—	(167)	—
Shares repurchased for tax withholding on equity awards	(98)	(1)	(3,213)	—	—	—	(3,214)
Repurchase of common stock	—	—	—	—	—	(30,281)	(30,281)
Retirement of treasury stock	(1,140)	(11)	(1,959)	(28,311)	—	30,281	—
Comprehensive income (loss)	—	—	—	64,081	9,774	—	73,855
Balance at December 31, 2019	41,549	$416	$288,935	$634,668	$(47,001)	$(2,543)	$874,475

See accompanying Notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2019	2018	2017
Cash flows from operating activities:
Net income	$64,081	$48,926	$32,216
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	52,149	57,817	56,482
Amortization of intangibles	16,639	15,542	21,082
Amortization of deferred grants	(351)	(657)	(716)
Impairment losses	1,711	9,401	5,410
Unrealized foreign currency transaction (gains) losses, net	(2,304)	(843)	(4,671)
Stock-based compensation expense	7,396	7,543	7,621
Deferred income tax provision (benefit)	282	(1,509)	7,908
Net (gain) loss on disposal of property and equipment	383	312	474
Unrealized (gains) losses and premiums on financial instruments, net	(1,059)	805	(98)
Amortization of deferred loan fees	283	269	269
Net (gain) on insurance settlement	(1,133)	—	—
Imputed interest expense and fair value adjustments to contingent consideration	—	—	(529)
Other	950	834	(34)
Changes in assets and liabilities, net of acquisitions:
Receivables, net	(40,239)	(8,224)	(10,154)
Prepaid expenses	(284)	(1,690)	(221)
Other current assets	(138)	(693)	(1,433)
Deferred charges and other assets	(12,197)	(13,621)	(930)
Accounts payable	2,099	(1,571)	7,286
Income taxes receivable / payable	(81)	(1,066)	1,137
Accrued employee compensation and benefits	9,409	(6,418)	5,101
Other accrued expenses and current liabilities	3,465	449	(5,548)
Deferred revenue and customer liabilities	(4,521)	(1,623)	(5,866)
Other long-term liabilities	3,909	5,111	20,003
Operating lease assets and liabilities	834	—	—
Net cash provided by operating activities	101,283	109,094	134,789
Cash flows from investing activities:
Capital expenditures	(38,698)	(46,884)	(63,344)
Cash paid for business acquisitions, net of cash acquired	(3,133)	(78,395)	(9,075)
Proceeds from property and equipment insurance settlement	1,190	—	—
Net investment hedge settlement	—	—	(5,122)
Purchase of intangible assets	(292)	(8,156)	(4,825)
Investment in equity method investees	—	(5,000)	(5,012)
Other	346	1,495	101
Net cash (used for) investing activities	(40,587)	(136,940)	(87,277)

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Continued)

	Years Ended December 31,
(in thousands)	2019	2018	2017
Cash flows from financing activities:
Payments of long-term debt	(58,000)	(231,000)	—
Proceeds from issuance of long-term debt	29,000	58,000	8,000
Cash paid for repurchase of common stock	(30,281)	—	—
Proceeds from grants	—	31	163
Shares repurchased for tax withholding on equity awards	(3,214)	(3,687)	(3,882)
Cash paid for loan fees related to long-term debt	(1,098)	—	—
Payments of contingent consideration related to acquisitions	—	—	(5,760)
Net cash (used for) financing activities	(63,593)	(176,656)	(1,479)
Effects of exchange rates on cash, cash equivalents and restricted cash	1,851	(10,072)	31,178
Net increase (decrease) in cash, cash equivalents and restricted cash	(1,046)	(214,574)	77,211
Cash, cash equivalents and restricted cash – beginning	130,231	344,805	267,594
Cash, cash equivalents and restricted cash – ending	$129,185	$130,231	$344,805
Supplemental disclosures of cash flow information:
Cash paid during period for interest	$3,500	$3,888	$6,680
Cash paid during period for income taxes	$24,049	$19,587	$24,342
Non-cash transactions:
Property and equipment additions in accounts payable	$5,970	$1,944	$6,056
Unrealized gain (loss) on postretirement obligation, net of taxes, in accumulated other comprehensive income (loss)	$48	$(80)	$(80)

See accompanying Notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1. Overview and Summary of Significant Accounting Policies

Business — Sykes Enterprises, Incorporated and consolidated subsidiaries (“SYKES” or the “Company”) is a leading provider of multichannel demand generation and global customer engagement services.  SYKES provides differentiated full lifecycle customer engagement solutions and services primarily to Global 2000 companies and their end customers within the financial services, communications, technology, transportation & leisure, healthcare and other industries. SYKES primarily provides customer engagement solutions and services with an emphasis on inbound multichannel demand generation, customer service and technical support to its clients’ customers. Utilizing SYKES’ integrated onshore/offshore global delivery model, SYKES provides its services through multiple communication channels including phone, e-mail, social media, text messaging, chat and digital self-service. SYKES also provides various enterprise support services in the United States that include services for its clients’ internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, SYKES also provides fulfillment services, which include order processing, payment processing, inventory control, product delivery and product returns handling. Additionally, through the Company’s acquisition of robotic processing automation (“RPA”) provider Symphony Ventures Ltd (“Symphony”) coupled with our investment in artificial intelligence (“AI”) through XSell Technologies, Inc. (“XSell”), the Company also provides a suite of solutions such as consulting, implementation, hosting and managed services that optimizes its differentiated full lifecycle management services platform. The Company has operations in two reportable segments entitled (1) the Americas, in which the client base is primarily companies in the United States that are using the Company’s services to support their customer management needs, which includes the United States, Canada, Latin America, Australia and the Asia Pacific Rim; and (2) EMEA, which includes Europe, the Middle East and Africa.

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

Acquisitions

The Company completed three acquisitions during 2017 and 2018, all of which were immaterial to the Company individually and in the aggregate.  See Note 4, Acquisitions, for further information.

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

Revenues — The Company recognizes revenues in accordance with ASC 606, Revenue from Contracts with Customers (“ASC 606”), whereby revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those services. Under ASC 606, the Company accounts for a contract with a client when it has approval, the contract is committed, the rights of the parties, including payment terms are identified, the contract has commercial substance and consideration is probable of collection. The Company’s sales commissions are expensed as incurred because they are not directly incremental to obtaining customer contracts.

The Americas and EMEA regions primarily provide customer engagement solutions and services with an emphasis on inbound multichannel demand generation, customer service and technical support to our clients’ customers. These services, which represented 97.7%, 99.0% and 99.4% of consolidated revenues in 2019, 2018 and 2017, respectively, are delivered through multiple communication channels including phone, e-mail, social media, text messaging, chat and digital self-service.

Customer engagement solutions and services contracts have a single stand-ready performance obligation as the promise to transfer the customer solutions and services are not separately identifiable from other promises in the contract, and therefore not distinct. Because the Company’s customers simultaneously receive and consume the benefits of its services as they are delivered, the performance obligations are satisfied over time, and revenues are recognized over time using output methods such as a per minute, per hour, per call, per transaction or per time and materials basis. These output methods faithfully depict the satisfaction of the Company’s obligation to deliver the services as requested and represent a direct measurement of value to the customer.

The stated terms of these contracts range from 30 days to six years. The majority of these contracts include termination for convenience or without cause provisions allowing either party to cancel the contract without substantial cost or penalty within a defined notification period (“termination rights”), typically up to 180 days. Only the noncancelable portion of the contract qualifies as a legally enforceable contract under ASC 606 and any unsatisfied performance obligations are accounted for as deferred revenue. Periods that extend beyond the legally enforceable contract period are considered optional purchases of additional services.  As these options typically do not represent a material right, the amount of up-front fees received for periods that extend beyond the legally enforceable contract period are accounted for as customer arrangements with termination rights.

Invoices are generally issued on a monthly basis as control transfers and payment is typically due within 30 or 60 days of the invoice date. Revenue recognition is limited to the established transaction price, the amount to which the Company expects to be entitled to under the contract, including the amount of expected fees for those contracts with renewal provisions, and the amount that is not contingent upon delivery of any future product or service or meeting other specified performance obligations. The Company’s customer contracts include penalty and holdback provisions for failure to meet specified minimum service levels and other performance-based contingencies, as well as the right of certain of the Company’s clients to chargeback accounts that do not meet certain requirements for specified periods after a sale has occurred. Certain customers also receive cash discounts for early payment. These provisions are accounted for as variable consideration and are estimated using the expected value method based on historical service and pricing trends, the individual contract provisions, and the Company’s best judgment at the time. None of these variable consideration components are subject to constraint due to the short time period to resolution, the Company’s extensive history with similar transactions, and the limited number of possible outcomes and third-party influence. The portion of the consideration received under the contract that the Company expects to ultimately refund to the customer is excluded from the transaction price and is recorded as an estimated refund liability. The transaction price, once determined, is allocated to the single performance obligation on a contract by contract basis.

The Company also provides RPA, fulfillment and enterprise support services which are immaterial in total.

For additional information refer to Note 2, Revenues.

Deferred revenues and customer liabilities — Deferred revenues consist of up-front fees received in connection with certain contracts to the extent a legally enforceable contract exists. Accordingly, the up-front fees allocated to a contract’s termination notification period, typically varying periods up to 180 days, are recorded as deferred revenue, while the fees that extend beyond the notification period are classified as customer arrangements with termination rights. These up-front fees do not represent a significant financing component since they were structured primarily to reduce the administrative burden in managing the operations of certain contracts, to provide the customer with un-interrupted service, and to assist in managing the overall risk and profitability of providing the services.

Customer liabilities consist of customer arrangements with termination rights and estimated refund liabilities. Customer arrangements with termination rights represent the amount of up-front fees received for periods that extend beyond the legally enforceable contract period. All customer arrangements with termination rights are classified as current as the customer can terminate the contracts and demand pro-rata refunds of the up-front fees over varying periods, typically up to 180 days. Estimated refund liabilities represent consideration received under the contract that the Company expects to ultimately refund to the customer and primarily relates to estimated penalties, holdbacks and chargebacks. Penalties and holdbacks result from the failure to meet specified minimum service levels in certain contracts and other performance-based contingencies. Chargebacks reflect the right of certain of the Company’s clients to chargeback accounts that do not meet certain requirements for specified periods after a sale has occurred.

For additional information refer to Note 2, Revenues.

Cash, Cash Equivalents and Restricted cash — Cash and cash equivalents consist of cash and highly liquid short-term investments, primarily held in non-interest-bearing investments which have original maturities of less than 90 days. Cash and cash equivalents in the amount of $127.2 million and $128.7 million at December 31, 2019 and 2018, respectively, were primarily held in non-interest-bearing accounts. Cash and cash equivalents of $125.3 million and $115.7 million at December 31, 2019 and 2018, respectively, were held in international operations. Most of these funds will not be subject to additional taxes if repatriated to the United States. There are circumstances where the Company may be unable to repatriate some of the cash and cash equivalents held by its international operations due to country restrictions.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheets that sum to the amounts reported in the Consolidated Statements of Cash Flows (in thousands):

	December 31,
	2019	2018	2017	2016
Cash and cash equivalents	$127,246	$128,697	$343,734	$266,675
Restricted cash included in "Other current assets"	568	149	154	160
Restricted cash included in "Deferred charges and other assets"	1,371	1,385	917	759
	$129,185	$130,231	$344,805	$267,594

Allowance for Doubtful Accounts — The Company maintains allowances for doubtful accounts on trade account receivables for estimated losses arising from the inability of its customers to make required payments. The Company’s estimate is based on qualitative and quantitative analyses, including credit risk measurement tools and methodologies using publicly available credit and capital market information, a review of the current status of the Company’s trade accounts receivable and the historical collection experience of the Company’s clients. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will increase if the financial condition of the Company’s customers were to deteriorate, resulting in a reduced ability to make payments.

Property and Equipment — Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the respective assets. Improvements to leased premises are amortized over the shorter of the related lease term or the estimated useful lives of the improvements. Cost and related accumulated depreciation on assets retired or disposed of are removed from the accounts and any resulting gains or losses are credited or charged to income. The Company capitalizes certain costs incurred, if any, to internally develop software during the application development stages. Costs incurred in the preliminary project and post-implementation stages are expensed as incurred.

The carrying value of property and equipment to be held and used is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360, Property, Plant and Equipment. For purposes of recognition and measurement of an impairment loss, assets are grouped at the lowest levels for which there are identifiable cash flows (the “asset group”).  An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the amount by which the carrying value of the asset exceeds its estimated fair value, which is generally determined based on appraisals or sales prices of comparable assets or independent third party offers. Other than what has been disclosed in Note 6, Fair Value, the Company determined that its property and equipment was not impaired as of December 31, 2019 and 2018.

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

The Company evaluates an equity method investment for impairment whenever events or changes in circumstances indicate that the carrying amount of the investment might not be recoverable. Factors considered by the Company when reviewing an equity method investment for impairment include the length of time (duration) and the extent (severity) to which the fair value of the equity method investment has been less than cost, the investee’s financial condition and near-term prospects, and the intent and ability to hold the investment for a period of time sufficient to allow for anticipated recovery. An impairment that is other-than-temporary is recognized in the period identified.  As of December 31, 2019 and 2018, the Company did not identify any instances where the carrying values of its equity method investments were not recoverable.

In July 2017, the Company made a strategic investment of $10.0 million in XSell for 32.8% of XSell’s preferred stock. The Company’s net investment in XSell of $8.7 million and $9.2 million was included in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheets as of December 31, 2019 and 2018, respectively.  The Company’s investment was paid in two installments of $5.0 million, one in July 2017 and one in August 2018. The Company’s proportionate share of XSell’s income (loss) of $(0.5) million, $(0.7) million and $(0.1) million was included in “Other income (expense), net” in the accompanying Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017, respectively.

Customer-Acquisition Advertising Costs — The Company’s advertising costs are expensed as incurred. Total advertising costs included in the accompanying Consolidated Statements of Operations were as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Customer-acquisition advertising costs included in "Direct salaries and related costs"	$47,313	$49,657	$36,659

Stock-Based Compensation —In accordance with ASC 718, Compensation — Stock Compensation (“ASC 718”), the Company recognizes in its accompanying Consolidated Statements of Operations the grant-date fair value of stock options and other equity-based compensation issued to employees and directors. Compensation expense for equity-based awards is recognized over the requisite service period, usually the vesting period, while compensation expense for liability-based awards (those usually settled in cash rather than stock) is re-measured to fair value at each balance sheet date until the awards are settled.  See Note 24, Stock-Based Compensation, for further information.

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

Foreign Currency Contracts — The Company enters into foreign currency forward contracts and options over-the-counter and values such contracts using quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current market and model assumptions, including adjustments for credit risk. The key inputs include forward or option foreign currency exchange rates and interest rates. These items are classified in Level 2 of the fair value hierarchy.

Embedded Derivatives — The Company uses significant unobservable inputs to determine the fair value of embedded derivatives, which are classified in Level 3 of the fair value hierarchy.  These unobservable inputs include expected cash flows associated with the lease, currency exchange rates on the day of commencement, as well as forward currency exchange rates; results of which are adjusted for credit risk. These items are classified in Level 3 of the fair value hierarchy. See Note 12, Financial Derivatives, for further information.

Investments Held in Rabbi Trust — The investment assets of the rabbi trust are valued using quoted market prices in active markets, which are classified in Level 1 of the fair value hierarchy. For additional information about the deferred compensation plan, refer to Note 13, Investments Held in Rabbi Trust, and Note 24, Stock-Based Compensation.

Contingent Consideration — The Company uses significant unobservable inputs to determine the fair value of contingent consideration, which is classified in Level 3 of the fair value hierarchy. The contingent consideration recorded related to the liabilities assumed as part of the Clearlink acquisition was recognized at fair value using a discounted cash flow methodology and a discount rate of approximately 10.0%. The discount rate varies dependent on the specific risks of each acquisition including the country of operation, the nature of services and complexity of the acquired business, and other similar factors, all of which are significant inputs not observable in the market.  Significant increases or decreases in any of the inputs in isolation would result in a significantly higher or lower fair value measurement.

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

Foreign Currency and Derivative Instruments — The Company accounts for financial derivative instruments under ASC 815, Derivatives and Hedging (“ASC 815”). The Company generally utilizes forward contracts and options expiring within one to 24 months to reduce its foreign currency exposure due to exchange rate fluctuations on forecasted cash flows denominated in non-functional foreign currencies and net investments in foreign operations. In using derivative financial instruments to hedge exposures to changes in exchange rates, the Company exposes itself to counterparty credit risk.

The Company designates derivatives as either (1) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow” hedge); (2) a hedge of a net investment in a foreign operation (“net investment” hedge); or (3) a derivative that does not qualify for hedge accounting.  To qualify for hedge accounting treatment, a derivative must be highly effective in mitigating the designated risk of the hedged item. Effectiveness of the hedge is formally assessed at inception and throughout the life of the hedging relationship.

For cash flow hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is reported in AOCI until the hedged transaction affects earnings. At that time, this amount is reclassified from AOCI and recognized within “Revenues.”

For net investment hedges, the entire change in the fair value of the hedging instrument included in the assessment of hedge effectiveness is recorded in cumulative translation adjustment (“CTA”) in AOCI. That amount will remain in CTA until the period in which the hedged item affects earnings. At that time, the amount in CTA is reclassified to the same income statement line where the earnings effect of the hedged item is presented.  The Company has elected the spot method for assessing the effectiveness of net investment hedges and will record the amortization of excluded components of net investment hedges in “Other income (expense), net” in its consolidated financial statements.

Cash flows from the derivative contracts are classified within the operating section in the accompanying Consolidated Statements of Cash Flows. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedging activities. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective on a prospective and retrospective basis. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge or if a forecasted hedge is no longer probable of occurring, or if the Company de-designates a derivative as a hedge, the Company discontinues hedge accounting prospectively. At December 31, 2019 and 2018, all hedges were determined to be highly effective.

The Company also periodically enters into forward contracts that are not designated as hedges as defined under ASC 815. The purpose of these derivative instruments is to reduce the effects from fluctuations caused by volatility in currency exchange rates on the Company’s operating results and cash flows. Changes in the fair value of the derivative instruments are included in “Revenues” or “Other income (expense), net”, depending on the underlying risk exposure.  See Note 12, Financial Derivatives, for further information.

Loss Contingencies

Contingencies are recorded in the consolidated financial statements when it is probable that a liability will be incurred and the amount of the loss is reasonably estimable, or otherwise disclosed, in accordance with ASC 450, Contingencies (“ASC 450”). Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In the event the Company determines that a loss is not probable, but is reasonably possible, and it becomes possible to develop what the Company believes to be a reasonable range of possible loss, then the Company will include disclosures related to such matter as appropriate and in compliance with ASC 450. See Note 22, Commitments and Loss Contingencies, for further information.

Reclassifications — Certain balances in prior years have been reclassified to conform to current year presentation.

New Accounting Standards Not Yet Adopted

Financial Instruments – Credit Losses

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). These amendments require measurement and recognition of expected versus incurred credit losses for financial assets held. Entities are required to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts.  Subsequently, the FASB issued several amendments. ASU 2016-13 and the subsequent amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted.

The Company’s implementation team completed its assessment of its data and the design of its financial models to estimate expected credit losses and evaluated the critical factors of ASU 2016-13 to determine its impact on the Company’s business processes, systems, and internal controls. The Company will apply ASU 2016-13 to its trade receivables but expects the adoption of the amendments on January 1, 2020 to have an immaterial impact on its financial condition, results of operations or cash flows because credit losses associated with trade receivables have historically been insignificant. The adoption of ASU 2016-13 will require expanded quantitative and qualitative disclosures about the Company’s expected credit losses.

Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes (“ASU 2019-12”). These amendments simplify the accounting for income taxes by eliminating certain exceptions and also clarifying and amending certain aspects of existing guidance.  These amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020.  Most of the amendments are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis.  Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. The Company is currently evaluating the amendments in ASU 2019-12 and is assessing the timing of its adoption but does not expect a material impact on its financial condition, results of operations, cash flows.

Fair Value Measurements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). These amendments remove, modify or add certain disclosure requirements for fair value measurements.  These amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Certain of the amendments will be applied prospectively in the initial year of adoption while the remainder are required to be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. The Company does not expect its adoption of ASU 2018-13 on January 1, 2020 to have a material impact on its disclosures.

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

Cloud Computing

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) – Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). These amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. These amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early application permitted in any interim period after issuance of this update.  The amendments should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption.  The Company does not expect its adoption of ASU 2018-15 on January 1, 2020 to have a material impact on its financial condition, results of operations, cash flows or disclosures and does not expect to early adopt the standard.

Codification Improvements – Financial Instruments – Credit Losses, Derivatives and Hedging, and Financial Instruments

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”). These amendments clarify new standards on credit losses, hedging and recognizing and measuring financial instruments and address implementation issues stakeholders have raised. The credit losses and hedging amendments have the same effective dates as the respective standards, unless an entity has already adopted the standards. The amendments related to recognizing and measuring financial instruments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of ASU 2019-04 on January 1, 2020 to have a material impact on its financial condition, results of operations, cash flows or disclosures.

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

Revenue from Contracts with Customers

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

Disaggregated Revenues

The Company disaggregates its revenues from contracts with customers by service type and delivery location (see Note 25, Segments and Geographic Information), for each of its reportable segments, as the Company believes it best depicts how the nature, amount, timing and uncertainty of its revenues and cash flows are affected by economic factors.

The following table represents revenues from contracts with customers disaggregated by service type and by the reportable segment for each category (in thousands):

	Years Ended December 31,
	2019		2018		2017
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas:
Customer engagement solutions and services	$1,295,636	80.3%	$1,329,614	81.8%	$1,324,534	83.5%
Other revenues	1,024	0.0%	1,024	0.1%	1,109	0.1%
Total Americas	1,296,660	80.3%	1,330,638	81.9%	1,325,643	83.6%
EMEA:
Customer engagement solutions and services	281,302	17.4%	280,437	17.2%	252,423	15.9%
Other revenues	36,711	2.3%	14,517	0.9%	7,860	0.5%
Total EMEA	318,013	19.7%	294,954	18.1%	260,283	16.4%
Other:
Other revenues	89	0.0%	95	0.0%	82	0.0%
Total Other	89	0.0%	95	0.0%	82	0.0%
	$1,614,762	100.0%	$1,625,687	100.0%	$1,586,008	100.0%

Trade Accounts Receivable

The Company’s trade accounts receivable, net, consisted of the following (in thousands):

	December 31,
	2019	2018
Trade accounts receivable, net, current (1)	$375,136	$335,377
Trade accounts receivable, net, noncurrent (2)	26,496	15,948
	$401,632	$351,325

(1)	Included in “Receivables, net” in the accompanying Consolidated Balance Sheets.
(2)	Included in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheets.

The Company’s noncurrent trade accounts receivable result from (1) contracts with customers that include renewal provisions, and (2) contracts with customers under multi-year arrangements. For contracts that include renewal provisions, revenue is recognized up-front upon satisfaction of the associated performance obligations, but payments are received upon renewal. Renewals occur in bi-annual and annual increments over the associated expected contract term, the majority of which range from two to five years. The Company’s contracts with customers under multi-year arrangements generally have three-year terms and are invoiced annually at the beginning of each annual coverage period. The Company records a receivable related to revenue recognized under multi-year arrangements as the Company has an unconditional right to invoice and receive payment in the future related to these arrangements.

Where the timing of revenue recognition differs from the timing of invoicing and payment, the Company has determined that its contracts do not include a significant financing component. A substantial amount of the consideration promised by the customer under the contracts that include renewal provisions is variable, and the amount and timing of that consideration varies based on the occurrence or nonoccurrence of future events that are not substantially within the Company’s control. With respect to multi-year year arrangements, there is minimal difference between the consideration received and the cash selling price, any offered discounts are driven by volume, and the contracts are of short duration resulting in insignificant interest. Thus, the primary purpose of the invoicing terms on the multi-year arrangements is to provide the customer with a simplified and predictable way of purchasing certain products, not to provide financing or to receive financing from the Company’s customer.

Deferred Revenue and Customer Liabilities

Deferred revenue and customer liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Deferred revenue	$3,012	$3,655
Customer arrangements with termination rights	15,024	16,404
Estimated refund liabilities	8,585	10,117
	$26,621	$30,176

The Company expects to recognize the majority of its deferred revenue as of December 31, 2019 over the next 180 days. Revenues of $3.7 million were recognized during the year ended December 31, 2019 from amounts included in deferred revenue at December 31, 2018.  Revenues of $4.4 million were recognized during the year ended December 31, 2018 from amounts included in deferred revenue at January 1, 2018.

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

The adoption of ASC 842 on January 1, 2019 had a material impact on the Company’s Condensed Consolidated Balance Sheet.  ASC 842 required the gross up of historical deferred rent which resulted in the recognition of $225.3 million of right-of-use ("ROU") assets, $239.3 million of operating lease liabilities, a $0.1 million increase to opening retained earnings, as well as $14.1 million primarily related to the derecognition of net straight-line lease liabilities. The retained earnings adjustment was due to the cumulative impact of adopting ASC 842, primarily resulting from the derecognition of embedded lease derivatives, the difference between deferred rent balances and the net of ROU assets and lease liabilities and the deferred tax impact.

The impact of the adoption of ASC 842 to the Company’s Condensed Consolidated Statements of Operations for the year ended December 31, 2019 was not material. The Company’s net cash provided by operating activities for the year ended December 31, 2019 did not change due to the adoption of ASC 842.

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

In determining the present value of lease payments, the Company uses incremental borrowing rates based on information available at the lease commencement date. The incremental borrowing rate is the rate of interest that a lessee would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. The Company’s incremental borrowing rate is estimated using a synthetic credit rating model and forward currency exchange rates, as applicable.

Leases with an initial term of 12 months or less are recognized in the accompanying Condensed Consolidated Statements of Operations on a straight-line basis over the lease term.

The ROU asset is evaluated for impairment whenever events or circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360. A loss is recognized when the ROU asset is impaired in connection with the impairment of a site’s assets due to economic or other factors.  When the ROU asset is impaired, it is typically amortized on a straight-line basis over the shorter of the remaining lease term or its useful life, and the related operating lease would no longer qualify for straight-line treatment of total lease expense.

Leases

The Company leases facilities for its corporate headquarters, many of its customer engagement centers, several regional support offices and data centers. These leases are classified as operating leases and are included in “Operating lease right-of-use assets,” “Operating lease liabilities” and “Long-term operating lease liabilities” in the accompanying Condensed Consolidated Balance Sheet as of December 31, 2019. The Company has no finance leases.

Lease terms for the Company’s leases are generally three to 20 years with renewal options typically ranging from one month to five years and largely require the Company to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs in addition to a base or fixed rent. The Company's operating leases have remaining lease terms of one month to 13 years as of December 31, 2019.

The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.

The Company subleases certain of its facilities that have been abandoned before the expiration of the lease term.  Operating lease costs on abandoned facilities are reduced by sublease income and included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations. The Company’s sublease arrangements do not contain renewal options or restrictive covenants. The Company’s subleases have varying remaining lease terms extending through 2025, and future contractual sublease payments are expected to be $12.4 million over the remaining lease terms.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense were as follows (in thousands):

	Statement of Operations Location	Year Ended December 31, 2019
Operating lease cost	General and administrative	$59,381
Operating lease cost	Direct salaries and related costs	186
Short-term lease cost	General and administrative	2,571
Short-term lease cost	Direct salaries and related costs	32
Variable lease cost	General and administrative	4,608
Sublease income	General and administrative	(2,770)
		$64,008

Supplemental cash flow information related to leases was as follows (in thousands):

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of operating lease liabilities - operating cash flows	$58,058
Net right-of-use assets arising from new or remeasured operating lease liabilities	30,014

Additional supplemental information related to leases was as follows:

December 31, 2019
Weighted average remaining lease term of operating leases	5.1 years
Weighted average discount rate of operating leases	3.7%

Maturities of operating lease liabilities as of December 31, 2019 were as follows (in thousands):

Amount
2020	$57,742
2021	55,472
2022	41,382
2023	27,667
2024	20,210
2025 and thereafter	37,766
Total future lease payments	240,239
Less: Imputed interest	22,566
Present value of future lease payments	217,673
Less: Operating lease liabilities	50,863
Long-term operating lease liabilities	$166,810

As of December 31, 2019, the Company had an additional operating lease for a customer engagement center that had not yet commenced with future lease payments of $1.7 million. This operating lease will commence during the first quarter of 2020 and has a 3-year lease term.

Disclosures related to periods prior to adoption of ASC 842

Rental expense under operating leases, primarily included in “General and administrative” in the accompanying Condensed Consolidated Statements of Operations, for the years ended December 31, 2018 and 2017 was $68.0 million and $59.9 million, respectively.

The following is a schedule of future minimum rental payments required under operating leases that had noncancelable lease terms as of December 31, 2018 under ASC 840 (in thousands):

Amount
2019	$53,071
2020	48,770
2021	43,324
2022	34,063
2023	22,583
2024 and thereafter	51,456
$253,267

Note 4. Acquisitions

Symphony Acquisition

On October 18, 2018, the Company, as guarantor, and its wholly-owned subsidiary, SEI International Services S.a.r.l, a Luxembourg company, entered into a definitive Share Purchase Agreement (the “Symphony Purchase Agreement”) with Pascal Baker, Ian Barkin, David Brain, David Poole, FIS Nominee Limited, Baronsmead Venture Trust plc and Baronsmead Second Venture Trust plc to acquire all of the outstanding shares of Symphony. The Symphony Purchase Agreement contained customary representations and warranties, indemnification obligations and covenants.

The aggregate purchase price was GBP 52.5 million ($67.6 million), subject to a post-closing working capital adjustment, of which the Company paid GBP 44.6 million ($57.6 million) at the closing of the transaction on November 1, 2018 using cash on hand as well as $31.0 million of borrowings under the Company’s credit agreement. The acquisition date present value of the remaining GBP 7.9 million ($10.0 million) of purchase price was deferred and is payable in equal installments over three years, on or around November 1, 2019, 2020 and 2021. The Company paid the first installment of the deferred purchase price of GBP 2.7 million ($3.3 million) in October 2019. The Symphony Purchase Agreement also provides for a three-year, retention based earnout payable in restricted stock units (“RSUs”) with a value of GBP 3.0 million.

Subsequent to the finalization of the working capital adjustments during the quarter ended March 31, 2019, the purchase price was adjusted to GBP 52.4 million ($67.5 million).

The Company accounted for the Symphony acquisition in accordance with ASC 805, Business Combinations (“ASC 805”), whereby the purchase price paid was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the closing date. The Company completed its tax analysis of the assets acquired and liabilities assumed during the fourth quarter of 2019, which resulted in the recording of deferred tax assets and liabilities in accordance with ASC 805.  The final purchase price allocation resulted in $26.1 million of intangible assets, primarily customer relationships and trade names, $2.2 million of fixed assets and $38.8 million of goodwill.

The Company has reflected Symphony’s results in its consolidated financial statements in the EMEA segment since November 1, 2018.

WhistleOut Acquisition

On July 9, 2018, the Company, as guarantor, and its wholly-owned subsidiaries, Sykes Australia Pty Ltd, an Australian company, and Clear Link Technologies, LLC, a Delaware limited liability company, entered into and closed a definitive Share Sale Agreement (the “WhistleOut Sale Agreement”) with WhistleOut Nominees Pty Ltd as trustee for the WhistleOut Holdings Unit Trust, CPC Investments USA Pty Ltd, JJZL Pty Ltd, Kenneth Wong as

trustee for Wong Family Trust and C41 Pty Ltd as trustee for the Ottery Family Trust to acquire all of the outstanding shares of WhistleOut Pty Ltd and WhistleOut, Inc. (together, “WhistleOut”). The WhistleOut Sale Agreement contained customary representations and warranties, indemnification obligations and covenants.

The aggregate purchase price of AUD 30.2 million ($22.4 million) was paid at the closing of the transaction on July 9, 2018. Subsequent to the finalization of the working capital adjustments during the quarter ended March 31, 2019, the purchase price was adjusted to AUD 30.3 million ($22.5 million). The purchase price was funded through $22.0 million of additional borrowings under the Company’s credit agreement. The WhistleOut Sale Agreement provided for a three-year, retention based earnout of AUD 14.0 million payable in three installments on or about July 1, 2019, 2020 and 2021.  The Company paid the first installment of the earn-out of AUD 6.0 million ($4.2 million) in July 2019.

The Company accounted for the WhistleOut acquisition in accordance with ASC 805, whereby the purchase price paid was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the closing date. The Company completed its tax analysis of the assets acquired and liabilities assumed during the second quarter of 2019, which resulted in the recording of deferred tax assets and liabilities in accordance with ASC 805. The final purchase price allocation resulted in $16.5 million of intangible assets, primarily indefinite-lived domain names, $2.4 million of fixed assets and $3.3 million of goodwill.

The Company has reflected WhistleOut’s results in its consolidated financial statements in the Americas segment since July 9, 2018.

Telecommunications Asset Acquisition

On April 24, 2017, the Company entered into a definitive Asset Purchase Agreement (the “Telecommunications Asset Acquisition Purchase Agreement”) to acquire certain assets from a Global 2000 telecommunications services provider (the “Telecommunications Asset acquisition”). The aggregate purchase price of $7.5 million, paid on May 31, 2017 using cash on hand, resulted in $6.0 million of property and equipment and $1.5 million of customer relationship intangibles. The Telecommunications Asset Acquisition Purchase Agreement contained customary representations and warranties, indemnification obligations and covenants.

The Company accounted for the Telecommunications Asset acquisition in accordance with ASC 805, whereby the fair value of the purchase price was allocated to the tangible and identifiable intangible assets acquired based on their estimated fair values as of the closing date. The Company completed its analysis of the purchase price allocation during the second quarter of 2017.

The Company has reflected the Telecommunications Asset’s results in its consolidated financial statements in the Americas segment since April 24, 2017.

Note 5. Costs Associated with Exit or Disposal Activities

Americas 2019 Exit Plan

During the first quarter of 2019, the Company initiated a restructuring plan to simplify and refine its operating model in the U.S. (the “Americas 2019 Exit Plan”), in part to improve agent attrition and absenteeism. The Americas 2019 Exit Plan included closing customer engagement centers, consolidating leased space in various locations in the U.S. and management reorganization. The Company finalized the actions as of September 30, 2019.

Americas 2018 Exit Plan

During the second quarter of 2018, the Company initiated a restructuring plan to manage and optimize capacity utilization, which included closing customer engagement centers and consolidating leased space in various locations in the U.S. and Canada (the “Americas 2018 Exit Plan”). The Company finalized the site closures under the Americas 2018 Exit Plan as of December 31, 2018, resulting in a reduction of 5,000 seats.

The Company’s actions under both the Americas 2018 and 2019 Exit Plans resulted in general and administrative cost savings and lower depreciation expense.

The cumulative costs incurred to date related to cash and non-cash expenditures resulting from the Americas 2018 and 2019 Exit Plans are outlined below as of December 31, 2019 (in thousands):

	Americas 2018 Exit Plan	Americas 2019 Exit Plan
Lease obligations and facility exit costs (1)	$7,073	$—
Severance and related costs (2)	3,426	191
Severance and related costs (1)	1,037	2,155
Non-cash impairment charges	5,875	1,582
Other non-cash charges	—	244
	$17,411	$4,172

(1)	Included in “General and administrative” costs in the accompanying Consolidated Statements of Operations.
(2)	Included in “Direct salaries and related costs” in the accompanying Consolidated Statements of Operations.

The Company has paid a total of $12.3 million in cash through December 31, 2019, of which $10.4 million related to the Americas 2018 Exit Plan and $1.9 million related to the Americas 2019 Exit Plan.

The following table summarizes the accrued liability and related charges for the years ended December 31, 2019 and 2018 (none in 2017) (in thousands):

	Americas 2018 Exit Plan			Americas 2019 Exit Plan
	Lease Obligations and Facility Exit Costs	Severance and Related Costs	Total	Severance and Related Costs	Total
Balance at January 1, 2018	$—	$—	$—	$—	$—
Charges (reversals) included in "Direct salaries and related costs"	—	3,429	3,429	—	—
Charges (reversals) included in "General and administrative"	7,077	1,035	8,112	—	—
Cash payments	(5,643)	(3,647)	(9,290)	—	—
Balance sheet reclassifications (1)	335	—	335	—	—
Balance at December 31, 2018	1,769	817	2,586	—	—
Charges (reversals) included in "Direct salaries and related costs"	—	(3)	(3)	191	191
Charges (reversals) included in "General and administrative"	(4)	2	(2)	2,155	2,155
Cash payments	(346)	(810)	(1,156)	(1,865)	(1,865)
Balance sheet reclassifications (2)	(1,338)	—	(1,338)	—	—
Balance at December 31, 2019	$81	$6	$87	$481	$481

(1)	Consists of the reclassification of deferred rent balances to the restructuring liability for locations subject to closure.
(2)	Consists of the reclassification from the restructuring liability to “Operating lease liabilities” and “long-term operating lease liabilities” upon adoption of ASC 842 on January 1, 2019.

Restructuring Liability Classification

The following table summarizes the Company’s short-term and long-term accrued liabilities in the accompanying Consolidated Balance Sheets associated with its Americas 2018 and 2019 Exit Plans (in thousands):

	Americas 2018 Exit Plan		Americas 2019 Exit Plan
	December 31, 2019	December 31, 2018	December 31, 2019
Lease obligations and facility exit costs:
Included in "Accounts payable"	$—	$100	$—
Included in "Other accrued expenses and current liabilities"	54	952	—
Included in "Other long-term liabilities"	27	717	—
	81	1,769	—
Severance and related costs:
Included in "Accrued employee compensation and benefits"	6	793	479
Included in "Other accrued expenses and current liabilities"	—	24	2
	6	817	481
	$87	$2,586	$481

The long-term accrued restructuring liability relates to variable costs associated with future rent obligations to be paid through the remainder of the lease terms, the last of which ends in June 2021.

Note 6. Fair Value

The Company's assets and liabilities measured at fair value on a recurring basis subject to the requirements of ASC 820 consisted of the following (in thousands):

		Fair Value Measurements Using:
	Balance at	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2019	Level 1	Level 2	Level 3
Assets:
Foreign currency contracts (1)	$3,607	$—	$3,607	$—
Equity investments held in rabbi trust for the Deferred Compensation Plan (2)	9,125	9,125	—	—
Debt investments held in rabbi trust for the Deferred Compensation Plan (2)	4,802	4,802	—	—
	$17,534	$13,927	$3,607	$—
Liabilities:
Foreign currency contracts (1)	$251	$—	$251	$—
	$251	$—	$251	$—

		Fair Value Measurements Using:
	Balance at	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2018	Level 1	Level 2	Level 3
Assets:
Foreign currency contracts (1)	$1,068	$—	$1,068	$—
Embedded derivatives (1)	10	—	—	10
Equity investments held in rabbi trust for the Deferred Compensation Plan (2)	8,075	8,075	—	—
Debt investments held in rabbi trust for the Deferred Compensation Plan (2)	3,367	3,367	—	—
	$12,520	$11,442	$1,068	$10
Liabilities:
Foreign currency contracts (1)	$2,895	$—	$2,895	$—
Embedded derivatives (1)	369	—	—	369
	$3,264	$—	$2,895	$369

(1)	See Note 12, Financial Derivatives, for the classification in the accompanying Consolidated Balance Sheets.
(2)	Included in “Other current assets” in the accompanying Consolidated Balance Sheets. See Note 13, Investments Held in Rabbi Trust.

Reconciliations of Fair Value Measurements Categorized within Level 3 of the Fair Value Hierarchy

Embedded Derivatives in Lease Agreements

A rollforward of the net asset (liability) activity in the Company’s fair value of the embedded derivatives was as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Balance at the beginning of the period	$(359)	$(527)	$(555)
Derecognition of embedded derivatives (1)	359	—	—
(Losses) included in "Other income (expense), net"	—	(7)	(139)
Settlements	—	158	170
Effect of foreign currency	—	17	(3)
Balance at the end of the period	$—	$(359)	$(527)
Change in unrealized gains (losses) included in "Other income (expense), net" related to embedded derivatives held at the end of the period	$—	$15	$(325)

(1)	Derecognition upon adoption of ASC 842 on January 1, 2019. See Note 3, Leases, for more information.

Contingent Consideration

A rollforward of the activity in the Company’s fair value of its contingent consideration (liability) related to its Clearlink acquisition was as follows (none in 2019 or 2018) (in thousands):

Year Ended December 31, 2017
Balance at the beginning of the period	$(6,100)
Imputed interest included in "Interest (expense)"	(76)
Fair value gain adjustment included in "General and administrative" costs	605
Settlements	5,760
Effect of foreign currency	(189)
Balance at the end of the period	$—
Change in unrealized gains (losses) included in "General and administrative" related to contingent consideration outstanding at the end of the period	$—

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

The adjusted carrying values for assets measured at fair value on a nonrecurring basis (no liabilities) subject to the requirements of ASC 820 were not material at December 31, 2019 and 2018. The following table summarizes the total impairment losses in the accompanying Consolidated Statements of Operations related to nonrecurring fair value measurements of certain assets (no liabilities):

	Years Ended December 31,
	2019	2018	2017
Americas:
Property and equipment, net	$(343)	$(9,401)	$(5,410)
Operating lease right-of-use assets	(1,368)	—	—
	$(1,711)	$(9,401)	$(5,410)

In connection with the closure of certain under-utilized customer engagement centers and the consolidation of leased space in the U.S. and Canada, the Company recorded impairment charges of $1.7 million, $9.4 million and $5.2 million during the years ended December 2019, 2018 and 2017, respectively, related to the exit of leased facilities as well as leasehold improvements, equipment, furniture and fixtures which were not recoverable. See Note 5, Costs Associated with Exit or Disposal Activities, for further information.

Also, the Company recorded an impairment charge of $0.2 million related to the write-down of a vacant and unused parcel of land in the U.S. to its estimated fair value during the year ended December 31, 2017.

Note 7. Goodwill and Intangible Assets

Intangible Assets

The following table presents the Company’s purchased intangible assets as of December 31, 2019 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Intangible assets subject to amortization:
Customer relationships	$191,171	$(121,074)	$70,097	10
Trade names and trademarks	19,380	(12,929)	6,451	8
Non-compete agreements	2,769	(2,181)	588	3
Content library	506	(506)	—	2
Proprietary software	870	(695)	175	5
Intangible assets not subject to amortization:
Domain names	81,109	—	81,109	N/A
	$295,805	$(137,385)	$158,420	5

The following table presents the Company’s purchased intangible assets as of December 31, 2018 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Intangible assets subject to amortization:
Customer relationships	$189,697	$(106,502)	$83,195	10
Trade names and trademarks	19,236	(10,594)	8,642	8
Non-compete agreements	2,746	(1,724)	1,022	3
Content library	517	(517)	—	2
Proprietary software	1,040	(725)	315	4
Intangible assets not subject to amortization:
Domain names	80,857	—	80,857	N/A
	$294,093	$(120,062)	$174,031	5

The Company’s estimated future amortization expense for the succeeding years relating to the purchased intangible assets resulting from acquisitions completed prior to December 31, 2019, is as follows (in thousands):

Amount
2020	14,099
2021	9,506
2022	8,204
2023	7,361
2024	7,116
2025 and thereafter	31,025

Goodwill

Changes in goodwill for the year ended December 31, 2019 consisted of the following (in thousands):

	January 1, 2019	Acquisition- Related (1)	Effect of Foreign Currency	December 31, 2019
Americas	$255,436	$1,202	$3,315	$259,953
EMEA	47,081	2,421	1,792	51,294
	$302,517	$3,623	$5,107	$311,247

Changes in goodwill for the year ended December 31, 2018 consisted of the following (in thousands):

	January 1, 2018	Acquisition- Related (1)	Effect of Foreign Currency	December 31, 2018
Americas	$258,496	$2,175	$(5,235)	$255,436
EMEA	10,769	36,361	(49)	47,081
	$269,265	$38,536	$(5,284)	$302,517

(1)

See Note 4, Acquisitions, for further information.  The year ended December 31, 2018 includes the goodwill recorded upon acquisition of WhistleOut and Symphony, while the year ended December 31, 2019 includes the impact of adjustments to acquired goodwill upon finalization of working capital adjustments and the tax analysis of WhistleOut’s and Symphony’s assets acquired and liabilities assumed.

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

As of July 31, 2019, the Company had eight reporting units, seven of which have goodwill. The Company concluded that goodwill was not impaired for all seven of its reporting units with goodwill, based on generally accepted valuation techniques and the significant assumptions outlined above. The fair values of three of the seven reporting units were substantially in excess of their carrying value. The Clearlink, Symphony, Latin America and Qelp reporting units’ fair values exceeded the respective carrying values, although the fair value cushion was not substantial. The decrease in the Clearlink reporting unit’s cushion from the prior year was primarily attributable to a decrease in the projected long-term growth rate of the U.S. Gross Domestic Product as well as a decline in projected revenue growth.  The decrease in the cushion from the prior year for the Latin America and Qelp reporting units was primarily attributable to an increase in the country-specific risk premiums which increased the applied weighted average cost of capital.  Symphony was acquired by the Company in November 2018.

The Clearlink, Symphony, Latin America and Qelp reporting units are at risk of future impairment if projected operating results are not met or other inputs into the fair value measurement model change.  As of December 31, 2019, the Company believes there were no indicators of impairment related to Clearlink’s $74.2 million of goodwill, Symphony’s $41.3 million of goodwill, Latin America’s $19.5 million of goodwill and Qelp’s $10.0 million of goodwill.

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

Note 9. Receivables, Net

Receivables, net consisted of the following (in thousands):

	December 31,
	2019	2018
Trade accounts receivable, current	$378,616	$338,473
Income taxes receivable	1,571	916
Other	13,440	11,132
Receivables, gross	393,627	350,521
Less: Allowance for doubtful accounts	3,480	3,096
Receivables, net	$390,147	$347,425
Allowance for doubtful accounts as a percent of trade accounts receivable, current	0.9%	0.9%

Note 10. Prepaid Expenses

Prepaid expenses consisted of the following (in thousands):

	December 31,
	2019	2018
Prepaid maintenance	$6,218	$5,888
Prepaid insurance	5,321	4,500
Prepaid software	4,236	3,499
Prepaid rent	421	3,471
Prepaid other	4,672	6,396
	$20,868	$23,754

Note 11. Other Current Assets

Other current assets consisted of the following (in thousands):

	December 31,
	2019	2018
Investments held in rabbi trust (Note 13)	$13,927	$11,442
Financial derivatives (Note 12)	3,373	1,078
Deferred rent	558	1,867
Other current assets	2,667	2,374
	$20,525	$16,761

Note 12. Financial Derivatives

Cash Flow Hedges – The Company has derivative assets and liabilities relating to outstanding forward contracts and options, designated as cash flow hedges, as defined under ASC 815, consisting of Philippine Peso and Costa Rican Colon contracts. These contracts are entered into to hedge the exposure to variability in the cash flows of a specific asset or liability, or of a forecasted transaction that is attributable to changes in exchange rates.

The deferred gains (losses) and related taxes on the Company’s cash flow hedges recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) in the accompanying Consolidated Balance Sheets were as follows (in thousands):

	December 31,
	2019	2018
Deferred gains (losses) in AOCI	$2,221	$(1,825)
Tax on deferred gains (losses) in AOCI	69	(39)
Deferred gains (losses) in AOCI, net of taxes	$2,290	$(1,864)
Deferred gains (losses) expected to be reclassified to "Revenues" from AOCI during the next twelve months	$2,221

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

Embedded Derivatives – The Company enters into certain lease agreements which require payments not denominated in the functional currency of any substantial party to the agreements. Prior to the adoption of ASC 842 on January 1, 2019, the foreign currency component of these contracts met the criteria under ASC 815 as embedded derivatives. The Company determined that the embedded derivatives were not clearly and closely related to the economic characteristics and risks of the host contracts (lease agreements), and separate, stand-alone instruments with the same terms as the embedded derivative instruments would otherwise qualify as derivative instruments, thereby requiring separation from the lease agreements and recognition at fair value. Such instruments do not qualify for hedge accounting under ASC 815. The Company’s embedded derivatives were derecognized on January 1, 2019.

The Company had the following outstanding foreign currency forward contracts and options, and embedded derivatives (in thousands):

	December 31, 2019		December 31, 2018
Contract Type	Notional Amount in USD	Settle Through Date	Notional Amount in USD	Settle Through Date
Cash flow hedges:
Options:
US Dollars/Philippine Pesos	$74,000	December 2020	$26,250	December 2019
Forwards:
US Dollars/Philippine Pesos	—	—	39,000	September 2019
US Dollars/Costa Rican Colones	42,000	December 2020	67,000	December 2019
Non-designated hedges:
Forwards	19,295	November 2021	19,261	November 2021
Embedded derivatives	—	—	14,069	April 2030

Master netting agreements exist with each respective counterparty to reduce credit risk by permitting net settlement of derivative positions. In the event of default by the Company or one of its counterparties, these agreements include a set-off clause that provides the non-defaulting party the right to net settle all derivative transactions, regardless of the currency and settlement date. The maximum amount of loss due to credit risk that, based on gross fair value, the Company would incur if parties to the derivative transactions that make up the concentration failed to perform according to the terms of the contracts was $3.6 million and $1.1 million as of December 31, 2019 and 2018, respectively. After consideration of these netting arrangements and offsetting positions by counterparty, the total net settlement amount as it relates to these positions are asset positions of $3.4 million and $1.1 million, and liability positions of $0 and $2.9 million as of December 31, 2019 and 2018, respectively.

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

The following tables present the fair value of the Company’s derivative instruments included in the accompanying Consolidated Balance Sheets (in thousands):

		Derivative Assets
	Balance Sheet Location	December 31, 2019	December 31, 2018
Derivatives designated as cash flow hedging instruments:
Foreign currency contracts	Other current assets	$3,051	$1,038
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	322	30
Foreign currency contracts	Deferred charges and other assets	234	—
Embedded derivatives	Other current assets	—	10
Total derivative assets		$3,607	$1,078

		Derivative Liabilities
	Balance Sheet Location	December 31, 2019	December 31, 2018
Derivatives designated as cash flow hedging instruments:
Foreign currency contracts	Other accrued expenses and current liabilities	$138	$2,604
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other accrued expenses and current liabilities	113	247
Foreign currency contracts	Other long-term liabilities	—	44
Embedded derivatives	Other accrued expenses and current liabilities	—	8
Embedded derivatives	Other long-term liabilities	—	361
Total derivative liabilities		$251	$3,264

The following table presents the effect of the Company’s derivative instruments included in the accompanying Consolidated Financial Statements (in thousands):

	Location of Gains	Years Ended December 31,
	(Losses) in Net Income	2019	2018	2017
Revenues		$1,614,762	$1,625,687	$1,586,008

Derivatives designated as cash flow hedging instruments:
Gains (losses) recognized in AOCI:
Foreign currency contracts		$6,978	$(4,259)	$2,277
Gains (losses) reclassified from AOCI:
Foreign currency contracts	Revenues	2,808	(54)	(2,537)
Derivatives designated as net investment hedging instruments:
Gains (losses) reclassified from AOCI:
Foreign currency contracts	Revenues	—	—	(8,352)
Derivatives not designated as hedging instruments:
Gains (losses) recognized from foreign currency contracts	Other income (expense), net	$(674)	$(1,744)	$282
Gains (losses) recognized from embedded derivatives	Other income (expense), net	—	(7)	(139)
		$(674)	$(1,751)	$143

Note 13.  Investments Held in Rabbi Trust

The Company’s investments held in rabbi trust, classified as trading securities and included in “Other current assets” in the accompanying Consolidated Balance Sheets, at fair value, consisted of the following (in thousands):

	December 31, 2019		December 31, 2018
	Cost	Fair Value	Cost	Fair Value
Mutual funds	$9,777	$13,927	$8,864	$11,442

The mutual funds held in the rabbi trust were 66% equity-based and 34% debt-based as of December 31, 2019. Net investment income (losses), included in “Other income (expense), net” in the accompanying Consolidated Statements of Operations consisted of the following (in thousands):

	Years Ended December 31,
	2019	2018	2017
Net realized gains (losses) from sale of trading securities	$143	$10	$195
Dividend and interest income	419	635	422
Net unrealized holding gains (losses)	1,817	(1,512)	1,002
	$2,379	$(867)	$1,619

Note 14. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2019	2018
Land	$1,949	$2,185
Buildings and leasehold improvements	138,755	129,582
Equipment, furniture and fixtures	307,559	298,537
Capitalized internally developed software costs	38,466	41,883
Transportation equipment	613	636
Construction in progress	5,037	2,253
	492,379	475,076
Less: Accumulated depreciation	366,389	339,658
	$125,990	$135,418

Capitalized internally developed software, net of depreciation, included in “Property and equipment, net” in the accompanying Consolidated Balance Sheets was as follows (in thousands):

	December 31,
	2019	2018
Capitalized internally developed software costs, net	$14,353	$18,352

Tornado Damage to Fixed Assets Located in Fort Smith, Arkansas

In May 2019, the building that houses the Company’s customer engagement center located in Fort Smith, Arkansas experienced significant damage as a result of a tornado, primarily impacting its leasehold improvements and other fixed assets, and causing an interruption in its business operations. The Company filed an insurance claim with its property insurance company and received proceeds of $2.9 million. The Company recognized a $1.1 million gain on settlement of the insurance claim in November 2019, which is included in “General and administrative” costs in the accompanying Consolidated Statement of Operations for the year ended December 31, 2019. This gain was offset by costs recognized in previous quarters not covered by the insurance claim.

Sale of Land Located in Milton-Freewater, Oregon

In August 2019, the Company sold vacant land located in Milton-Freewater, Oregon, with a net carrying value of $0.3 million, for cash of $0.3 million (net of selling costs of less than $0.1 million).  This resulted in a net gain on disposal of property and equipment of less than $0.1 million, which is included in “General and administrative” costs in the accompanying Consolidated Statement of Operations for the year ended December 31, 2019.

Sale of Fixed Assets, Land and Building Located in Wise, Virginia

In October 2018, the Company sold the fixed assets, land and building located in Wise, Virginia, with a net carrying value of $0.7 million, for cash of $0.8 million (net of selling costs of less than $0.1 million).  This resulted in a net gain on disposal of property and equipment of less than $0.1 million, which is included in “General and administrative” costs in the accompanying Consolidated Statement of Operations for the year ended December 31, 2018.

Sale of Fixed Assets, Land and Building Located in Ponca City, Oklahoma

In September 2018, the Company sold the fixed assets, land and building located in Ponca City, Oklahoma, with a net carrying value of $0.5 million, for cash of $0.2 million (net of selling costs of less than $0.1 million).  This resulted in a net loss on disposal of property and equipment of $0.3 million, which is included in “General and administrative” costs in the accompanying Consolidated Statement of Operations for the year ended December 31, 2018.

Note 15. Deferred Charges and Other Assets

Deferred charges and other assets consisted of the following (in thousands):

	December 31,
	2019	2018
Trade accounts receivable, net, noncurrent (Note 2)	$26,496	$15,948
Equity method investments (Note 1)	9,254	9,702
Net deferred tax assets, noncurrent (Note 20)	6,774	5,797
Rent and other deposits	6,106	5,687
Value added tax receivables, net, noncurrent	592	519
Other	6,723	5,711
	$55,945	$43,364

Note 16. Accrued Employee Compensation and Benefits

Accrued employee compensation and benefits consisted of the following (in thousands):

	December 31,
	2019	2018
Accrued compensation	$38,186	$34,095
Accrued bonus and commissions	27,039	19,835
Accrued vacation	20,647	19,019
Accrued employment taxes	16,468	15,598
Accrued severance and related costs (Note 5)	485	793
Other	6,766	6,473
	$109,591	$95,813

Note 17. Other Accrued Expenses and Current Liabilities

Other accrued expenses and current liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Accrued purchases	$4,328	$1,679
Accrued legal and professional fees	3,860	3,380
Accrued customer-acquisition advertising costs (Note 1)	3,745	2,831
Deferred Symphony acquisition purchase price (Note 4)	3,517	3,394
Accrued roadside assistance claim costs	1,709	1,330
Accrued telephone charges	1,605	2,000
Financial derivatives (Note 12)	251	2,859
Accrued restructuring (Note 5)	56	976
Accrued rent (Note 3)	—	3,283
Other	10,259	9,503
	$29,330	$31,235

Note 18. Borrowings

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

The 2019 Credit Agreement matures on February 14, 2024, and had outstanding borrowings of $73.0 million at December 31, 2019 and the 2015 Credit Agreement had outstanding borrowings of $102.0 million at December 31, 2018, included in “Long-term debt” in the accompanying Consolidated Balance Sheets.

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

In February 2019, the Company paid debt issuance costs of $1.1 million for the 2019 Credit Agreement, which has been deferred and will be amortized over the term of the loan, along with the remaining debt issuance costs of $0.3 million related to the 2015 Credit Agreement.

The following table presents information related to our credit agreements (dollars in thousands):

	Years Ended December 31,
	2019	2018	2017
Average daily utilization	$87,800	$106,189	$268,775
Interest expense (1)	$3,465	$3,817	$6,668
Weighted average interest rate (1)	3.9%	3.6%	2.5%

(1)	Excludes the amortization of deferred loan fees and includes the commitment fee.

In January 2018, the Company repaid $175.0 million of long-term debt outstanding under its 2015 Credit Agreement, primarily using funds repatriated from its foreign subsidiaries.

Note 19. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) consisted of the following (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Net Investment Hedge	Unrealized Gain (Loss) on Cash Flow Hedging Instruments	Unrealized Actuarial Gain (Loss) Related to Pension Liability	Unrealized Gain (Loss) on Postretirement Obligation	Total
Balance at January 1, 2017	$(72,393)	$6,266	$(2,225)	$1,125	$200	$(67,027)
Pre-tax amount	36,101	(8,352)	2,276	527	(30)	30,522
Tax (provision) benefit	—	3,132	(54)	(18)	—	3,060
Reclassification of (gain) loss to net income	—	—	2,444	(53)	(50)	2,341
Foreign currency translation	(23)	—	30	(7)	—	—
Balance at December 31, 2017	(36,315)	1,046	2,471	1,574	120	(31,104)
Pre-tax amount	(22,158)	—	(4,287)	783	—	(25,662)
Tax (provision) benefit	—	—	84	47	—	131
Reclassification of (gain) loss to net income	—	—	6	(66)	(80)	(140)
Foreign currency translation	220	—	(138)	(82)	—	—
Balance at December 31, 2018	(58,253)	1,046	(1,864)	2,256	40	(56,775)
Pre-tax amount	5,462	—	6,978	108	—	12,548
Tax (provision) benefit	—	—	20	(23)	—	(3)
Reclassification of (gain) loss to net income	—	—	(2,719)	(100)	48	(2,771)
Foreign currency translation	42	—	(125)	83	—	—
Balance at December 31, 2019	$(52,749)	$1,046	$2,290	$2,324	$88	$(47,001)

The following table summarizes the amounts reclassified to net income from accumulated other comprehensive income (loss) and the associated line item in the accompanying Consolidated Statements of Operations (in thousands):

	Years Ended December 31,			Statements of Operations
	2019	2018	2017	Location
Gain (loss) on cash flow hedging instruments: (1)
Pre-tax amount	$2,808	$(54)	$(2,537)	Revenues
Tax (provision) benefit	(89)	48	93	Income taxes
Reclassification to net income	2,719	(6)	(2,444)
Actuarial gain (loss) related to pension liability: (2)
Pre-tax amount	86	58	43	Other income (expense), net
Tax (provision) benefit	14	8	10	Income taxes
Reclassification to net income	100	66	53
Gain (loss) on postretirement obligation: (2),(3)
Reclassification to net income	(48)	80	50	Other income (expense), net
	$2,771	$140	$(2,341)

(1)	See Note 12, Financial Derivatives, for further information.
(2)	See Note 23, Defined Benefit Pension Plan and Postretirement Benefits, for further information.
(3)	No related tax (provision) benefit.

For periods prior to December 31, 2017, any remaining reinvested earnings or outside basis differences associated with the Company’s investments in its foreign subsidiaries are considered to be indefinitely reinvested and no provision for income taxes on those earnings or translation adjustments has been provided other than as discussed in Note 20, Income Taxes.

Note 20. Income Taxes

The Company’s income before income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2019	2018	2017
Domestic (U.S., state and local)	$38,672	$6,971	$9,662
Foreign	47,251	49,946	71,645
	$85,923	$56,917	$81,307

Significant components of the income tax provision were as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Current:
U.S. federal	$8,190	$(492)	$29,986
State and local	1,506	54	855
Foreign	11,864	9,938	10,342
Total current provision for income taxes	21,560	9,500	41,183
Deferred:
U.S. federal	$(1,238)	$(498)	7,919
State and local	14	(85)	922
Foreign	1,506	(926)	(933)
Total deferred provision (benefit) for income taxes	282	(1,509)	7,908
	$21,842	$7,991	$49,091

The temporary differences that gave rise to significant portions of the deferred income tax provision (benefit) were as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Net operating loss and tax credit carryforwards	$21,846	$(613)	$1,231
Accrued expenses/liabilities	2,166	(2,512)	16,470
Depreciation and amortization	(5,864)	101	(10,571)
Valuation allowance	(19,006)	1,558	(1,441)
Deferred statutory income	846	6	2,479
Other	294	(49)	(260)
	$282	$(1,509)	$7,908

The reconciliation of the income tax provision computed at the U.S. federal statutory tax rate to the Company’s effective income tax provision was as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Tax at U.S. federal statutory tax rate	$18,044	$11,953	$28,457
State income taxes, net of federal tax benefit	1,520	(31)	594
Foreign rate differential	(5,119)	(4,620)	(14,736)
Tax holidays	(3,080)	(4,050)	(2,951)
Permanent differences	13,257	12,150	8,749
Tax credits	(8,218)	(8,979)	(5,102)
Foreign withholding and other taxes	2,834	(840)	2,661
Valuation allowance	781	1,549	(1,689)
Uncertain tax positions	402	771	(1,812)
Statutory tax rate changes	475	96	2,536
Change in assertion related to foreign earnings distribution	952	—	—
2017 Tax Reform Act	—	(217)	32,705
Other	(6)	209	(321)
Total provision for income taxes	$21,842	$7,991	$49,091

Withholding taxes on offshore cash movements assessed by certain foreign governments of $3.0 million, $2.0 million and $1.7 million were included in the provision for income taxes in the accompanying Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017, respectively.

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

The Company provides U.S. income taxes on the earnings of foreign subsidiaries unless they are exempted from taxation as a result of the new territorial tax system. During the fourth quarter of 2019, we partially reversed our permanent reinvestment assertion in connection with plans to distribute cash from certain of our foreign subsidiaries in 2020 or subsequent years.  In connection with this change in assertion, the Company recorded $1.0 million of withholding tax. No additional income taxes have been provided for any remaining reinvested earnings or outside basis differences inherent in these entities as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining outside basis difference in these entities is not practicable due to the inherent complexity of the multi-national tax environment in which the Company operates.

On December 22, 2017, the SEC issued SAB 118 to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Tax Reform Act. In accordance with SAB 118, we determined that the deferred tax benefit recorded in connection with the remeasurement of certain deferred tax assets and liabilities and the current tax expense recorded in connection with the transition tax on the mandatory deemed repatriation of foreign earnings was a provisional amount and a reasonable estimate at December 31, 2017. Final computations were completed during the fourth quarter of 2018, resulting in the $0.2 million decrease to the provisional amount discussed above.

The 2017 Tax Reform Act instituted a number of new provisions effective January 1, 2018, including GILTI, Foreign Derived Intangible Income (“FDII”) and Base Erosion and Anti-Abuse Tax (“BEAT”).  Based on the guidance, interpretations, and data available as of December 31, 2019, the Company has determined the impact of these measures is immaterial to its tax provision in 2019.

The Company has been granted tax holidays in the Philippines, Colombia, Costa Rica and El Salvador, some of which have various expiration dates ranging from 2021 through 2028. In some cases, the tax holidays expire without possibility of renewal. In other cases, the Company expects to renew these tax holidays, but there are no assurances from the respective foreign governments that they will renew them. This could potentially result in future adverse tax consequences in the local jurisdiction, the impact of which is not practicable to estimate due to the inherent complexity of estimating critical variables such as long-term future profitability, tax regulations and rates in the multi-national tax environment in which the Company operates. The Company’s tax holidays decreased the provision for income taxes by $3.1 million ($0.07 per diluted share), $4.1 million ($0.10 per diluted share) and $3.0 million ($0.07 per diluted share) for the years ended December 31, 2019, 2018 and 2017, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income taxes.  The temporary differences that gave rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss and tax credit carryforwards	$13,310	$34,565
Valuation allowance	(12,666)	(32,299)
Accrued expenses	9,798	9,500
Deferred revenue and customer liabilities	3,346	4,138
Depreciation and amortization	3,224	1,693
Other	129	413
	17,141	18,010
Deferred tax liabilities:
Depreciation and amortization	(14,919)	(13,199)
Deferred statutory income	(862)	(838)
Accrued liabilities	(4,384)	(1,779)
Other	(189)	(253)
	(20,354)	(16,069)
Net deferred tax assets (liabilities)	$(3,213)	$1,941

Classified as follows:
Deferred charges and other assets (Note 15)	$6,774	$5,797
Other long-term liabilities	(9,987)	(3,856)
Net deferred tax assets (liabilities)	$(3,213)	$1,941

There are approximately $79.9 million of income tax loss carryforwards as of December 31, 2019, with varying expiration dates, approximately $48.9 million relating to foreign operations, $30.7 million relating to U.S. state operations and $0.3 million related to U.S. federal operations. With respect to foreign operations, $24.4 million of the net operating loss carryforwards have an indefinite expiration date and the remaining $24.5 million net operating loss carryforwards have varying expiration dates through December 2040. Regarding the foreign and U.S. state aforementioned tax loss carryforwards, no benefit has been recognized for $41.8 million and $22.8 million, respectively, as the Company does not anticipate that the losses will more likely than not be fully utilized.

During the year ended December 31, 2019, the Company completed a reorganization of certain of its foreign subsidiaries that resulted in the derecognition of the related deferred tax assets for net operating losses which were subject to a valuation allowance. As a result, the Company reduced both its net operating loss deferred tax assets and valuation allowance by approximately $19.7 million.

The Company accrued  $2.7 million as of both December 31, 2019 and 2018, excluding penalties and interest, for the liability for unrecognized tax benefits, which was included in “Long-term income tax liabilities” in the accompanying Consolidated Balance Sheets. Had the Company recognized these tax benefits, approximately $2.7 million, along with the related interest and penalties, would have favorably impacted the effective tax rate in both 2019 and 2018. The Company does not anticipate that any of the unrecognized tax benefits will be recognized in the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company had $1.1 million and $0.6 million accrued for interest and penalties as of December 31, 2019 and 2018, respectively. Of the accrued interest and penalties at December 31, 2019 and 2018, $0.6 million and $0.4 million, respectively, relate to statutory penalties. The amount of interest and penalties, net, included in the provision for income taxes in the accompanying Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017 was $0.4 million, $0.7 million and $(9.5) million, respectively.

The tabular reconciliation of the amounts of unrecognized net tax benefits is presented below (in thousands):

	Years Ended December 31,
	2019	2018	2017
Balance at the beginning of the period	$2,720	$1,342	$8,531
Current period tax position increases	—	2,950	—
Decreases from settlements with tax authorities	—	(191)	(10,865)
Decreases due to lapse in applicable statute of limitations	—	(1,310)	(466)
Foreign currency translation increases (decreases)	(9)	(71)	4,142
Balance at the end of the period	$2,711	$2,720	$1,342

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

The Company is currently under audit in several tax jurisdictions. The Company believes it has adequate reserves related to all matters pertaining to these audits. Should the Company experience unfavorable outcomes from these audits,  such outcomes could have a significant impact on its financial condition, results of operations and cash flows.

The Company and its subsidiaries file federal, state and local income tax returns as required in the U.S. and in various foreign tax jurisdictions. The major tax jurisdictions and tax years that are open and subject to examination by the respective tax authorities as of December 31, 2019 are tax years 2016 through 2019 for the U.S.

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

The number of shares used in the earnings per share computation were as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Basic:
Weighted average common shares outstanding	41,649	42,090	41,822
Diluted:
Dilutive effect of stock appreciation rights, restricted stock, restricted stock units and shares held in rabbi trust	153	156	319
Total weighted average diluted shares outstanding	41,802	42,246	42,141
Anti-dilutive shares excluded from the diluted earnings per share calculation	69	44	46

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

The shares repurchased under the Company’s 2011 Share Repurchase Program were as follows (none in 2018 or 2017) (in thousands, except per share amounts):

	Total Number of			Total Cost of
	Shares	Range of Prices Paid Per Share		Shares
For the Year Ended	Repurchased	Low	High	Repurchased
December 31, 2019	1,140	$24.72	$28.00	$30,281

Note 22. Commitments and Loss Contingencies

Purchase Commitments

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

The following is a schedule of future minimum purchases remaining under the agreements as of December 31, 2019 (in thousands):

Amount
2020	$36,332
2021	6,304
2022	2,338
2023	525
2024	—
2025 and thereafter	—
$45,499

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

Loss Contingencies

The Company received a state audit assessment and is currently rebutting the position. The Company has determined that the likelihood of a liability is reasonably possible and developed a range of possible loss up to $1.6 million, net of federal benefit.

The Company, from time to time, is involved in legal actions arising in the ordinary course of business.

On August 24, 2017, a collective action lawsuit was filed against the Company in the United States District Court for the District of Colorado (the “Court”), Slaughter v. Sykes Enterprises, Inc., Case No. 17 Civ. 2038. The lawsuit claimed that the Company failed to pay certain employees overtime compensation for the hours they worked over forty in a workweek, as required by the Fair Labor Standards Act.  On October 17, 2018, the parties entered into a verbal agreement to fully resolve all claims and the fees for the plaintiffs’ attorneys for a total payment of $1.2 million. The settlement agreement was approved by the Court and a charge of $1.2 million was included in “General and administrative” in the accompanying Consolidated Statement of Operations for the year ended December 31, 2018.  The settlement was paid in full on December 31, 2018.

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

Note 23. Defined Benefit Pension Plan and Postretirement Benefits

Defined Benefit Pension Plans

The Company sponsors non-contributory defined benefit pension plans (the “Pension Plans”) for its covered employees in the Philippines. The Pension Plans provide defined benefits based on years of service and final salary. All permanent employees meeting the minimum service requirement are eligible to participate in the Pension Plans. As of December 31, 2019, the Pension Plans were unfunded. The Company expects to make no cash contributions to its Pension Plans during 2020.

The following table provides a reconciliation of the change in the benefit obligation for the Pension Plans and the net amount recognized, included in “Other long-term liabilities,” in the accompanying Consolidated Balance Sheets (in thousands):

	December 31,
	2019	2018
Balance at the beginning of the period	$3,282	$3,642
Service cost	405	448
Interest cost	254	196
Actuarial (gains) losses	(108)	(783)
Benefits paid	(22)	(32)
Effect of foreign currency translation	122	(189)
Balance at the end of the period	$3,933	$3,282

Unfunded status	(3,933)	(3,282)
Net amount recognized	$(3,933)	$(3,282)

The actuarial assumptions used to determine the benefit obligations and net periodic benefit cost for the Pension Plans were as follows:

	Years Ended December 31,
	2019	2018	2017
Discount rate	5.0-5.3%	7.4-7.5%	5.5-5.6%
Rate of compensation increase	1.4%	2.0%	2.0%

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

The following table provides information about the net periodic benefit cost and other accumulated comprehensive income for the Pension Plans (in thousands):

	Years Ended December 31,
	2019	2018	2017
Service cost	$405	$448	$443
Interest cost	254	196	194
Recognized actuarial (gains)	(86)	(58)	(43)
Net periodic benefit cost	573	586	594
Unrealized net actuarial (gains), net of tax	(2,324)	(2,256)	(1,574)
Total amount recognized in net periodic benefit cost and accumulated other comprehensive income (loss)	$(1,751)	$(1,670)	$(980)

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

The Company adopted the income statement presentation aspects of ASU 2017-07 on a retrospective basis effective January 1, 2018. The following is a reconciliation of the effect of the reclassification of the interest cost and amortization of actuarial gain (loss) from operating expenses to other income (expense) in the Company’s Consolidated Statements of Operations for the year ended December 31, 2017 (in thousands):

	As Previously Reported	Adjustments Due to the Adoption of ASU 2017-07	As Revised
Year Ended December 31, 2017:
Direct salaries and related costs	$1,039,790	$(113)	$1,039,677
General and administrative	376,863	(38)	376,825
Income from operations	86,891	151	87,042
Other income (expense), net	(5,584)	(151)	(5,735)

The Company’s service cost for its qualified pension plans was included in “Direct salaries and related costs” and “General and administrative” costs in its Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017. The remaining components of net periodic benefit cost were included in “Other income (expense), net” in the Company’s Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017.

The estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (in thousands):

Years Ending December 31,	Amount
2020	$447
2021	107
2022	77
2023	135
2024	120
2025 - 2029	1,038

The Company expects to recognize $0.1 million of net actuarial gains as a component of net periodic benefit cost in 2020.

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

	Years Ended December 31,
	2019	2018	2017
401(k) plan contributions	$1,714	$1,612	$1,502

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

	December 31,
	2019	2018
Postretirement benefit obligation	$3	$12
Unrealized gains (losses) in AOCI (1)	88	40

(1)	Unrealized gains (losses) are due to changes in discount rates related to the postretirement obligation.

Post-Retirement Defined Contribution Healthcare Plan

On January 1, 2005, the Company established a Post-Retirement Defined Contribution Healthcare Plan for eligible employees meeting certain service and age requirements. The plan is fully funded by the participants and accordingly, the Company does not recognize expense relating to the plan.

Note 24. Stock-Based Compensation

The Company’s stock-based compensation plans include the 2019 Equity Incentive Plan for employees and certain non-employees, including non-employee directors, and the Deferred Compensation Plan for certain eligible employees. The Company issues common stock and uses treasury stock to satisfy stock option exercises or vesting of stock awards.

The following table summarizes the stock-based compensation expense (primarily in the Americas) and income tax benefits related to the stock-based compensation, both plan and non-plan related (in thousands):

	Years Ended December 31,
	2019	2018	2017
Stock-based compensation (expense) (1)	$(7,396)	$(7,543)	$(7,621)
Income tax benefit (2)	1,775	1,810	2,858

(1)	Included in "General and administrative" costs in the accompanying Consolidated Statements of Operations.
(2)	Included in "Income taxes" in the accompanying Consolidated Statements of Operations.

There were no capitalized stock-based compensation costs as of December 31, 2019, 2018 and 2017.

2019 Equity Incentive Plan — The Company’s Board of Directors (the “Board”) adopted the Sykes Enterprises, Incorporated 2019 Equity Incentive Plan (the "2019 Plan”) on March 12, 2019.  The 2019 Plan was approved by the shareholders at the May 2019 annual shareholders meeting.  The 2019 Plan replaced and superseded the Company’s 2011 Equity Incentive Plan (the “2011 Plan”). The outstanding awards granted under the 2011 Plan will remain in effect until their exercise, expiration or termination. The 2019 Plan provides for the grant of awards with respect to a maximum of 4.0 million shares of common stock, plus any shares of common stock that expire, terminate or are cancelled or forfeited under the terms of the 2011 Plan. The 2019 Plan permits the grant of restricted stock, stock appreciation rights, stock options and other stock-based awards to certain employees of, and certain non-employees who provide services to, the Company.

In the event of a change in control, except as may otherwise be provided in an award agreement, the outstanding 2019 Plan awards vesting upon the passage of time (e.g., employment-based) will be accelerated, and all awards vesting upon the attainment of performance goals will be deemed achieved at 100% of target and all other restrictions applicable to outstanding awards will lapse, provided that the participant is employed by the Company on the date of the change in control.

Stock Appreciation Rights — Stock-settled stock appreciation rights (“SARs”) represent the right to receive, without payment to the Company, a certain number of shares of common stock equal to the amount by which the fair market value of a share of common stock at the time of exercise exceeds the grant price.

The SARs are granted at the fair market value of the Company’s common stock on the date of the grant and vest ratably over a three-year period following the date of grant, provided the participant is employed by the Company on such date. The SARs have a term of 10 years from the date of grant.

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

The following table summarizes the assumptions used to estimate the fair value of SARs granted (none in 2019):

	Years Ended December 31,
	2018	2017
Expected volatility	21.4%	19.3%
Weighted-average volatility	21.4%	19.3%
Expected dividend rate	0.0%	0.0%
Expected term (in years)	5.0	5.0
Risk-free rate	2.5%	1.9%

The following table summarizes SARs activity as of December 31, 2019 and for the year then ended:

Stock Appreciation Rights	Shares (000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Balance at the beginning of the period	962	$—
Granted	—	$—
Exercised	(582)	$—
Forfeited or expired	(40)	$—
Balance at the end of the period	340	$—	7.8	$2,874
Vested or expected to vest at the end of the period	340	$—	7.8	$2,874
Exercisable at the end of the period	61	$—	7.0	$523

The following table summarizes information regarding SARs granted and exercised (in thousands, except per SAR amounts):

	Years Ended December 31,
	2019	2018	2017
Number of SARs granted	—	333	396
Weighted average grant-date fair value per SAR	$—	$6.84	$6.24
Intrinsic value of SARs exercised	$4,893	$320	$1,763
Fair value of SARs vested	$2,053	$1,950	$1,846

The following table summarizes nonvested SARs activity as of December 31, 2019 and for the year then ended:

Nonvested Stock Appreciation Rights	Shares (000s)	Weighted Average Grant-Date Fair Value
Balance at the beginning of the period	618	$6.74
Granted	—	$—
Vested	(299)	$6.85
Forfeited or expired	(40)	$6.63
Balance at the end of the period	279	$6.63

As of December 31, 2019, there was $0.9 million of total unrecognized compensation cost, net of actual forfeitures, related to nonvested SARs. This cost is expected to be recognized over a weighted average period of 1.1 years.

Restricted Shares and Restricted Stock Units – The Company awards performance and employment-based restricted shares (“restricted shares”) and/or restricted stock units (“RSUs”) to eligible participants. The restricted shares are shares of the Company’s common stock (or in the case of RSUs, represent an equivalent number of shares of the Company’s common stock) which are issued to the participant subject to (a) restrictions on transfer for a period of time and (b) forfeiture under certain conditions.

For performance-based awards, the performance goals, including revenue growth and income from operations targets, provide a range of vesting possibilities from 0% to 100% and will be measured at the end of the three-year performance period. If the performance goals are met for the performance period, the shares will vest and all restrictions on the transfer of the restricted shares will lapse (or in the case of RSUs, an equivalent number of shares of the Company’s common stock will be issued to the recipient). The Company recognizes compensation cost, net of actual forfeitures, based on the fair value (which approximates the current market price) of the restricted shares and RSUs on the date of grant ratably over the requisite performance period based on the probability of achieving the performance goals. Changes in the probability of achieving the performance goals from period to period will result in corresponding changes in compensation expense.

Employment-based restricted shares and RSUs vest ratably over a three-year period following the date of grant, provided the participant is employed by the Company on such date. The Company recognizes compensation cost, net of actual forfeitures, based on the fair value (which approximates the current market price) of the restricted shares and RSUs on the date of grant ratably over the requisite service period.

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

The following table summarizes nonvested restricted shares/RSUs activity as of December 31, 2019 and for the year then ended:

Nonvested Restricted Shares and RSUs	Shares (000s)	Weighted Average Grant-Date Fair Value
Balance at the beginning of the period	1,144	$29.15
Granted	508	$28.43
Vested	(123)	$29.67
Forfeited or expired	(381)	$29.65
Balance at the end of the period(1)	1,148	$28.61

(1)	Comprised of 81% of performance-based nonvested restricted shares/RSUs and 19% of employment-based nonvested restricted shares/RSUs.

The following table summarizes information regarding restricted shares/RSUs granted and vested (in thousands, except per restricted share/RSU amounts):

	Years Ended December 31,
	2019	2018	2017
Number of restricted shares/RSUs granted	508	492	480
Weighted average grant-date fair value per restricted share/RSU	$28.43	$28.16	$29.42
Fair value of restricted shares/RSUs vested	$3,647	$8,342	$6,868

As of December 31, 2019, based on the probability of achieving the performance goals, there was $6.1 million of total unrecognized compensation cost, net of actual forfeitures, related to nonvested restricted shares/RSUs. Of the unrecognized compensation cost, 33% related to performance-based nonvested restricted shares/RSUs and 67% related to employment-based nonvested restricted shares/RSUs. This cost is expected to be recognized over a weighted average period of 2.0 years.

Non-Employee Director Compensation — The Company does not have a formal, written compensation plan for non-employee directors.  Subsequent to the expiration of its 2004 Non-Employee Director Fee Plan, the Board, upon recommendation of the Compensation Committee, determined that the Company’s non-employee directors would continue to receive a combination of cash and equity grants on an annual basis.  The amount of the cash and equity grants are determined annually by the Board, and the stock portion of such compensation is issued under the Company’s 2019 Plan.

Currently, all new non-employee directors joining the Board receive an initial grant of shares of common stock on the date the new director is elected or appointed, the number of which is determined by dividing $60,000 by the closing price of the Company’s common stock on the trading day immediately preceding the date a new director is elected or appointed, rounded to the nearest whole number of shares.  The initial grant of shares vests in twelve equal quarterly installments, one-twelfth on the date of grant and an additional one-twelfth on each successive third monthly anniversary of the date of grant.  The award lapses with respect to all unvested shares in the event the non-employee director ceases to be a director of the Company, and any unvested shares are forfeited.

Additionally, the current compensation structure approved by the Board, upon recommendation of the Compensation Committee, provides that each non-employee director receives, on the day after the annual shareholders meeting, an annual retainer for service as a non-employee director (the “Annual Retainer”). The total value of the Annual Retainer is $170,000, of which $70,000 is payable in cash, and the remainder is paid in stock, the amount of which is determined by dividing $100,000 by the closing price of the Company’s common stock on the date of the annual shareholders’ meeting.  The annual grant of shares paid to non-employee directors vests in four equal quarterly installments, one-fourth on the date of grant and an additional one-fourth on each successive third monthly anniversary of the date of grant). The award lapses with respect to all unpaid cash and unvested shares in the event the non-employee director ceases to be a director of the Company, and any unvested shares and unpaid cash are forfeited.

The following table summarizes nonvested common stock share award activity as of December 31, 2019 and for the year then ended:

Nonvested Common Stock Share Awards	Shares (000s)	Weighted Average Grant-Date Fair Value
Balance at the beginning of the period	9	$27.72
Granted	34	$25.41
Vested	(32)	$25.99
Forfeited or expired	—	$—
Balance at the end of the period	11	$25.61

The following table summarizes information regarding common stock share awards granted and vested (in thousands, except per share award amounts):

	Years Ended December 31,
	2019	2018	2017
Number of share awards granted	34	34	24
Weighted average grant-date fair value per share award	$25.41	$27.68	$32.93
Fair value of share awards vested	$840	$880	$850

As of December 31, 2019, there was $0.2 million of total unrecognized compensation costs, net of actual forfeitures, related to nonvested common stock share awards. This cost is expected to be recognized over a weighted average period of 0.8 years.

Deferred Compensation Plan — The Company’s non-qualified Deferred Compensation Plan (the “Deferred Compensation Plan”), which is not shareholder-approved, was adopted by the Board effective December 17, 1998.  It was last amended and restated on August 15, 2017, effective January 1, 2018.  Eligibility is limited to a select group of key management and employees who are expected to receive an annualized base salary (which will not take into account bonuses or commissions) that exceeds the amount taken into account for purposes of determining highly compensated employees under Section 414(q) of the Internal Revenue Code of 1986 based on the current year’s base salary and applicable dollar amounts.  The Deferred Compensation Plan provides participants with the ability to defer between 1% and 80% of their compensation (between 1% and 100% prior to June 30, 2016, the effective date of the first amendment) until the participant’s retirement, termination, disability or death, or a change in control of the Company. Using the Company’s common stock, the Company matches 50% of the amounts deferred by participants on a quarterly basis up to a total of $5,000 to $12,000 per year, depending on the participant’s eligible category.  Matching contributions and the associated earnings vest over a seven-year service period. Vesting will be accelerated in the event of the participant’s death or disability, retirement or a change in control. In the event of a distribution of benefits resulting from a change in control of the Company, the Company will increase the benefit by an amount sufficient to offset the income tax obligations created by the distribution of benefits. Deferred compensation amounts used to pay benefits, which are held in a rabbi trust, include investments in various mutual funds and shares of the Company’s common stock (see Note 13, Investments Held in Rabbi Trust).

As of December 31, 2019 and 2018, liabilities of $13.9 million and $11.4 million, respectively, of the Deferred Compensation Plan were recorded in “Accrued employee compensation and benefits” in the accompanying Consolidated Balance Sheets. Additionally, the Company’s common stock match associated with the Deferred Compensation Plan, with a carrying value of approximately $2.5 million and $2.4 million at December 31, 2019 and 2018, respectively, is included in “Treasury stock” in the accompanying Consolidated Balance Sheets.

The following table summarizes nonvested common stock activity as of December 31, 2019 and for the year then ended:

Nonvested Common Stock	Shares (000s)	Weighted Average Grant-Date Fair Value
Balance at the beginning of the period	8	$29.01
Granted	16	$29.10
Vested	(11)	$28.89
Forfeited or expired	(2)	$29.16
Balance at the end of the period	11	$29.24

The following table summarizes information regarding shares of common stock granted and vested (in thousands, except per common stock amounts):

	Years Ended December 31,
	2019	2018	2017
Number of shares of common stock granted	16	16	13
Weighted average grant-date fair value per common stock	$29.10	$28.48	$30.49
Fair value of common stock vested	$320	$315	$334
Cash used to settle the obligation	$366	$804	$1,134

As of December 31, 2019, there was $0.2 million of total unrecognized compensation cost, net of actual forfeitures, related to nonvested common stock. This cost is expected to be recognized over a weighted average period of 4.2 years.

Acquisition-Related Restricted Shares – In conjunction with the Company’s acquisition of Symphony on November 1, 2018, the Company granted RSUs to certain of Symphony’s owners. These RSUs were issued from the Company’s pool of authorized but unissued common stock.  See Note 4, Acquisitions, for further information.

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

The following table summarizes nonvested acquisition-related RSUs activity as of December 31, 2019 and for the year then ended:

Nonvested Restricted Shares and RSUs	Shares (000s)	Weighted Average Grant-Date Fair Value
Balance at the beginning of the period	124	$30.67
Granted	—	$—
Vested	(36)	$30.67
Forfeited or expired	—	$—
Balance at the end of the period	88	$30.67

During the third quarter of 2019, the Company accelerated the vesting of certain of the acquisition-related RSUs in conjunction with the departure of one of Symphony’s executives from the Company.

The following table summarizes information regarding acquisition-related RSUs granted and vested (none in 2017) (in thousands, except per restricted share/RSU amounts):

	Years Ended December 31,
	2019	2018
Number of restricted shares/RSUs granted	—	124
Weighted average grant-date fair value per restricted share/RSU	$—	$30.67
Fair value of restricted shares/RSUs vested	$1,091	$—

As of December 31, 2019, there was $1.7 million of total unrecognized compensation cost, net of actual forfeitures, related to nonvested acquisition-related RSUs. This cost is expected to be recognized over a weighted average period of 1.8 years.

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

Information about the Company’s reportable segments is as follows (in thousands):

	Americas	EMEA	Other (1)	Consolidated
Year Ended December 31, 2019:
Revenues	$1,296,660	$318,013	$89	$1,614,762
Percentage of revenues	80.3%	19.7%	0.0%	100.0%
Depreciation, net	$42,386	$6,521	$3,009	$51,916
Amortization of intangibles	$13,304	$3,335	$—	$16,639
Income (loss) from operations	$134,948	$17,918	$(63,066)	$89,800
Total other income (expense), net			(3,877)	(3,877)
Income taxes			(21,842)	(21,842)
Net income				$64,081

Year Ended December 31, 2018:
Revenues	$1,330,638	$294,954	$95	$1,625,687
Percentage of revenues	81.9%	18.1%	0.0%	100.0%
Depreciation, net	$48,378	$5,952	$3,020	$57,350
Amortization of intangibles	$14,287	$1,255	$—	$15,542
Income (loss) from operations	$108,021	$16,507	$(61,326)	$63,202
Total other income (expense), net			(6,285)	(6,285)
Income taxes			(7,991)	(7,991)
Net income				$48,926

Year Ended December 31, 2017:
Revenues	$1,325,643	$260,283	$82	$1,586,008
Percentage of revenues	83.6%	16.4%	0.0%	100.0%
Depreciation, net	$47,730	$5,211	$3,031	$55,972
Amortization of intangibles	$20,144	$938	$—	$21,082
Income (loss) from operations	$136,386	$16,067	$(65,411)	$87,042
Total other income (expense), net			(5,735)	(5,735)
Income taxes			(49,091)	(49,091)
Net income				$32,216

(1)

Other items (including corporate and other costs, other income and expense, and income taxes) are shown for purposes of reconciling to the Company’s consolidated totals as shown in the tables above.  Inter-segment revenues are not material to the Americas and EMEA segment results.

The Company’s reportable segments are evaluated regularly by its chief operating decision maker to decide how to allocate resources and assess performance. The chief operating decision maker evaluates performance based upon reportable segment revenue and income (loss) from operations.  Because assets by segment are not reported to or used by the Company’s chief operating decision maker to allocate resources or to assess performance, total assets by segment are not disclosed.

Total revenues by segment from AT&T Corporation (“AT&T”), a major provider of communication services for which the Company provides various customer support services over several distinct lines of AT&T businesses, were as follows (in thousands):

	Years Ended December 31,
	2019		2018		2017
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$106,911	8.2%	$164,793	12.4%	$220,010	16.6%
EMEA	210	0.1%	179	0.1%	—	0.0%
	$107,121	6.6%	$164,972	10.1%	$220,010	13.9%

The Company has multiple distinct contracts with AT&T spread across multiple lines of businesses, which expire at varying dates between 2020 and 2022. The Company has historically renewed most of these contracts. However, there is no assurance that these contracts will be renewed, or if renewed, will be on terms as favorable as the existing contracts. Each line of business is governed by separate business terms, conditions and metrics. Each line of business also has a separate decision maker such that a loss of one line of business would not necessarily impact the Company’s relationship with the client and decision makers on other lines of business. The loss of (or the failure to retain a significant amount of business with) any of the Company’s key clients, including AT&T, could have a material adverse effect on its performance. Many of the Company’s contracts contain penalty provisions for failure to meet minimum service levels and are cancelable by the client at any time or on short notice. Also, clients may unilaterally reduce their use of the Company’s services under the contracts without penalty.

Total revenues by segment from the Company’s largest client other than AT&T, which was in the financial services vertical in each of the years, were as follows (in thousands):

	Years Ended December 31,
	2019		2018		2017
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$111,131	8.6%	$105,852	8.0%	$109,475	8.3%
EMEA	—	0.0%	—	0.0%	—	0.0%
	$111,131	6.9%	$105,852	6.5%	$109,475	6.9%

Other than AT&T, total revenues by segment of the Company’s clients that each individually represents 10% or greater of that segment’s revenues in each of the periods were as follows (in thousands):

	Years Ended December 31,
	2019		2018		2017
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$—	0.0%	$—	0.0%	$—	0.0%
EMEA	40,138	12.6%	104,856	35.5%	104,829	40.3%
	$40,138	2.5%	$104,856	6.4%	$104,829	6.6%

The Company’s top ten clients accounted for 42.2%, 44.2% and 46.9% of its consolidated revenues during the years ended December 31, 2019, 2018 and 2017, respectively.

The following table represents a disaggregation of revenue from contracts with customers by delivery location (in thousands):

	Years Ended December 31,
	2019	2018	2017
Americas:
United States	$614,493	$668,580	$644,870
The Philippines	250,888	231,966	241,211
Costa Rica	127,078	127,963	132,542
Canada	99,037	102,353	112,367
El Salvador	81,195	81,156	75,800
Other	123,969	118,620	118,853
Total Americas	1,296,660	1,330,638	1,325,643
EMEA:
Germany	94,166	91,703	81,634
Other	223,847	203,251	178,649
Total EMEA	318,013	294,954	260,283
Total Other	89	95	82
	$1,614,762	$1,625,687	$1,586,008

The Company’s property and equipment, net by geographic location was as follows (in thousands):

	December 31,
	2019	2018
Americas:
United States	$49,077	$63,380
The Philippines	15,912	9,840
Costa Rica	5,923	6,511
Canada	7,154	3,765
El Salvador	5,227	4,810
Other	14,381	15,459
Total Americas	97,674	103,765
EMEA:
Germany	3,499	3,395
Other	10,216	11,279
Total EMEA	13,715	14,674
Total Other	14,601	16,979
	$125,990	$135,418

The Company’s ROU assets by geographic location were as follows (none in 2018) (in thousands):

December 31, 2019
Americas:
United States	$79,248
The Philippines	44,563
Costa Rica	17,652
Canada	403
El Salvador	13,251
Other	19,001
Total Americas	174,118
EMEA:
Germany	4,396
Other	23,197
Total EMEA	27,593
Total Other	3,401
$205,112

Note 26. Other Income (Expense)

Other income (expense), net consisted of the following (in thousands):

	Years Ended December 31,
	2019	2018	2017
Foreign currency transaction gains (losses)	$(1,262)	$2,029	$(548)
Gains (losses) on derivative instruments not designated as hedges	(674)	(1,751)	143
Net investment gains (losses) on investments held in rabbi trust	2,379	(867)	1,619
Other miscellaneous income (expense)	(857)	(1,659)	44
	$(414)	$(2,248)	$1,258

Note 27. Related Party Transactions

In January 2008, the Company entered into a lease for a customer engagement center located in Kingstree, South Carolina. The landlord, Kingstree Office One, LLC, is an entity controlled by John H. Sykes, the founder, former Chairman and former Chief Executive Officer of the Company and the father of Charles Sykes, President and Chief Executive Officer of the Company. The lease payments on the 20-year lease were negotiated at or below market rates, and the lease is cancellable at the option of the Company. The Company paid $0.5 million, $0.5 million and

$0.5 million to the landlord during the years ended December 31, 2019, 2018 and 2017, respectively, under the terms of the lease.

During the years ended December 31, 2019 and 2018, the Company contracted to receive services from XSell, an equity method investee, for less than $0.1 million and $0.2 million, respectively (none in 2017).  These related party transactions occurred in the normal course of business on terms and conditions that are similar to those of transactions with unrelated parties and, therefore, were measured at the exchange amount.

Schedule II — Valuation and Qualifying Accounts

Years ended December 31, 2019, 2018 and 2017:

(in thousands)	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Additions (Deductions) (1)	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2019	$3,096	$598	$(214)	$3,480
Year ended December 31, 2018	2,958	323	(185)	3,096
Year ended December 31, 2017	2,925	63	(30)	2,958

Valuation allowance for net deferred tax assets:
Year ended December 31, 2019	$32,299	$(19,633)	$—	$12,666
Year ended December 31, 2018	32,443	(144)	—	32,299
Year ended December 31, 2017	30,221	2,222	—	32,443

(1)	Net write-offs and recoveries, including the effect of foreign currency translation.