Form 10-Q
period 2020-03-31
SYKES ENTERPRISES INC
filed 2020-05-05
CIK 1010612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2020

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

As of April 16, 2020, there were 40,503,707 outstanding shares of common stock.

Sykes Enterprises, Incorporated and Subsidiaries

Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$118,422	$127,246
Receivables, net of allowance of $3.8 million and $3.5 million, respectively	378,555	390,147
Prepaid expenses	25,052	20,868
Other current assets	17,457	20,525
Total current assets	539,486	558,786
Property and equipment, net	119,953	125,990
Operating lease right-of-use assets	196,737	205,112
Goodwill, net	304,691	311,247
Intangibles, net	151,537	158,420
Deferred charges and other assets	53,943	55,945
	$1,366,347	$1,415,500
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$25,236	$33,591
Accrued employee compensation and benefits	105,373	109,591
Income taxes payable	4,016	3,637
Deferred revenue and customer liabilities	24,521	26,621
Operating lease liabilities	52,642	50,863
Other accrued expenses and current liabilities	27,306	29,330
Total current liabilities	239,094	253,633
Long-term debt	75,000	73,000
Long-term income tax liabilities	22,334	22,286
Long-term operating lease liabilities	159,851	166,810
Other long-term liabilities	26,464	25,296
Total liabilities	522,743	541,025

Commitments and loss contingencies (Note 12)

Shareholders' equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 200,000 shares authorized; 40,504 and 41,549 shares issued, respectively	405	416
Additional paid-in capital	289,829	288,935
Retained earnings	625,712	634,668
Accumulated other comprehensive income (loss)	(69,732)	(47,001)
Treasury stock at cost: 130 and 128 shares, respectively	(2,610)	(2,543)
Total shareholders' equity	843,604	874,475
	$1,366,347	$1,415,500

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2020	2019
Revenues	$411,166	$402,925
Operating expenses:
Direct salaries and related costs	266,945	261,728
General and administrative	103,247	104,680
Depreciation, net	12,461	13,897
Amortization of intangibles	4,119	4,286
Impairment of long-lived assets	—	1,582
Total operating expenses	386,772	386,173
Income from operations	24,394	16,752

Other income (expense):
Interest income	263	185
Interest (expense)	(720)	(1,178)
Other income (expense), net	(4,793)	610
Total other income (expense), net	(5,250)	(383)

Income before income taxes	19,144	16,369
Income taxes	5,226	4,682
Net income	$13,918	$11,687

Net income per common share:
Basic	$0.34	$0.28
Diluted	$0.34	$0.28

Weighted average common shares outstanding:
Basic	41,132	42,169
Diluted	41,334	42,299

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2020	2019
Net income	$13,918	$11,687
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments, net of taxes	(21,350)	1,362
Unrealized gain (loss) on cash flow hedging instruments, net of taxes	(1,342)	1,672
Unrealized actuarial gain (loss) related to pension liability, net of taxes	(17)	(15)
Unrealized gain (loss) on postretirement obligation, net of taxes	(22)	(5)
Other comprehensive income (loss), net of taxes	(22,731)	3,014
Comprehensive income (loss)	$(8,813)	$14,701

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Common Stock		Additional		Accumulated Other
(in thousands)	Shares Issued	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2019	41,549	$416	$288,935	$634,668	$(47,001)	$(2,543)	$874,475
Stock-based compensation expense	—	—	1,860	—	—	—	1,860
Issuance of common stock under equity award plans, net of forfeitures	(146)	(2)	69	—	—	(67)	—
Shares repurchased for tax withholding on equity awards	(39)	—	(1,009)	—	—	—	(1,009)
Repurchase of common stock	—	—	—	—	—	(22,909)	(22,909)
Retirement of treasury stock	(860)	(9)	(26)	(22,874)	—	22,909	—
Comprehensive income (loss)	—	—	—	13,918	(22,731)	—	(8,813)
Balance at March 31, 2020	40,504	$405	$289,829	$625,712	$(69,732)	$(2,610)	$843,604

Balance at December 31, 2018	42,778	$428	$286,544	$598,788	$(56,775)	$(2,376)	$826,609
Cumulative effect of accounting change – adoption of ASC 842, Leases	—	—	—	110	—	—	110
Stock-based compensation expense	—	—	1,890	—	—	—	1,890
Issuance of common stock under equity award plans, net of forfeitures	(168)	(2)	182	—	—	(180)	—
Shares repurchased for tax withholding on equity awards	(45)	—	(1,269)	—	—	—	(1,269)
Comprehensive income (loss)	—	—	—	11,687	3,014	—	14,701
Balance at March 31, 2019	42,565	$426	$287,347	$610,585	$(53,761)	$(2,556)	$842,041

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2020	2019
Cash flows from operating activities:
Net income	$13,918	$11,687
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	12,519	13,957
Amortization of intangibles	4,119	4,286
Amortization of deferred grants	(85)	(95)
Impairment losses	—	1,582
Unrealized foreign currency transaction (gains) losses, net	474	573
Stock-based compensation expense	1,860	1,890
Deferred income tax provision (benefit)	973	530
Unrealized (gains) losses and premiums on financial instruments, net	280	(494)
(Earnings) losses from equity method investees	615	179
Other	710	153
Changes in assets and liabilities, net of acquisitions:
Receivables, net	1,450	(2,320)
Prepaid expenses	(4,570)	1,103
Other current assets	68	(359)
Deferred charges and other assets	213	(1,961)
Accounts payable	(5,124)	(15)
Income taxes receivable / payable	478	1,664
Accrued employee compensation and benefits	559	6,866
Other accrued expenses and current liabilities	(1,541)	2,179
Deferred revenue and customer liabilities	(761)	(3,507)
Other long-term liabilities	1,206	198
Operating lease assets and liabilities	1,188	1,207
Net cash provided by operating activities	28,549	39,303
Cash flows from investing activities:
Capital expenditures	(11,818)	(5,696)
Other	5	(35)
Net cash (used for) investing activities	(11,813)	(5,731)

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Continued)

	Three Months Ended March 31,
(in thousands)	2020	2019
Cash flows from financing activities:
Payments of long-term debt	(21,000)	(9,000)
Proceeds from issuance of long-term debt	23,000	—
Cash paid for repurchase of common stock	(22,909)	—
Shares repurchased for tax withholding on equity awards	(1,009)	(1,269)
Cash paid for loan fees related to long-term debt	—	(1,091)
Other	—	(6)
Net cash (used for) financing activities	(21,918)	(11,366)
Effects of exchange rates on cash, cash equivalents and restricted cash	(3,920)	(862)
Net increase (decrease) in cash, cash equivalents and restricted cash	(9,102)	21,344
Cash, cash equivalents and restricted cash – beginning	129,185	130,231
Cash, cash equivalents and restricted cash – ending	$120,083	$151,575

Supplemental disclosures of cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$13,578	$13,146
Cash paid during period for interest	$567	$946
Cash paid during period for income taxes	$3,799	$2,862
Non-cash transactions:
Net right-of-use assets arising from new or remeasured operating lease liabilities	$9,095	$6,581
Property and equipment additions in accounts payable	$4,154	$3,669
Unrealized gain (loss) on postretirement obligation, net of taxes, in accumulated other comprehensive income (loss)	$(22)	$(5)
Shares repurchased for tax withholding on equity awards included in current liabilities	$33	$102

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2020 and 2019

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

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2020. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”) on February 27, 2020.

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

Due to the novel coronavirus (“COVID-19”) pandemic, there has been uncertainty and disruption in the global economy and financial markets. Other than where noted, the Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date and time of issuance of the condensed consolidated financial statements. These estimates may change, as new events occur and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Subsequent Events — Subsequent events or transactions have been evaluated through the date and time of issuance of the condensed consolidated financial statements. On April 5, 2020, the Company experienced a cyber incident that affected specific back office systems. See Note 18, Subsequent Event, for further information. There were no other material subsequent events that required recognition or disclosure in the accompanying condensed consolidated financial statements.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets that sum to the amounts reported in the Condensed Consolidated Statements of Cash Flows (in thousands):

	March 31, 2020	December 31, 2019	March 31, 2019	December 31, 2018
Cash and cash equivalents	$118,422	$127,246	$148,242	$128,697
Restricted cash included in "Other current assets"	438	568	1,960	149
Restricted cash included in "Deferred charges and other assets"	1,223	1,371	1,373	1,385
	$120,083	$129,185	$151,575	$130,231

Customer-Acquisition Advertising Costs — The Company’s advertising costs are expensed as incurred. Total advertising costs included in “Direct salaries and related costs” in the accompanying Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Customer-acquisition advertising costs	$10,182	$12,104

New Accounting Standards Not Yet Adopted

Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes (“ASU 2019-12”). These amendments simplify the accounting for income taxes by eliminating certain exceptions and also clarifying and amending certain aspects of existing guidance.  These amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020.  Most of the amendments are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis.  Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. The Company is currently evaluating the amendments in ASU 2019-12 but does not expect a material impact on its financial condition, results of operations, cash flows or disclosures.  The Company does not anticipate early adoption of ASU 2019-12.

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

New Accounting Standards Recently Adopted

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

The Company adopted ASU 2016-13 on January 1, 2020, using the modified retrospective transition method, which resulted in no cumulative-effect adjustment to be recognized to the opening balance of retained earnings. The prior period was not restated.  The Company’s adoption of ASU 2016-13 did not have a material impact on its financial condition, results of operations or cash flows as the credit losses associated with the Company’s trade receivables have historically been insignificant. See the description of the Company’s “Allowance for Doubtful Accounts” accounting policy in the “Significant Accounting Policies” section below.

Codification Improvements – Financial Instruments – Credit Losses, Derivatives and Hedging, and Financial Instruments

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”). These amendments clarify new standards on credit losses, hedging and recognizing and measuring financial instruments and address implementation issues stakeholders have raised. The credit losses and hedging amendments have the same effective dates as the respective standards, unless an entity has already adopted the standards. The amendments related to recognizing and measuring financial instruments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company’s adoption of ASU 2019-04 on January 1, 2020 did not have a material impact on its financial condition, results of operations, cash flows or disclosures.

Fair Value Measurements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). These amendments remove, modify or add certain disclosure requirements for fair value measurements.  These amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Certain of the amendments will be applied prospectively in the initial year of adoption while the remainder are required to be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted. The Company’s adoption of ASU 2018-03 on January 1, 2020 did not have a material impact on its disclosures.

Cloud Computing

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40) – Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (“ASU 2018-15”). These amendments align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. These amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early application permitted in any interim period after issuance of this update.  The amendments should be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company’s adoption of ASU 2018-15 on January 1, 2020 on a prospective basis did not have a material impact on its financial condition, results of operations, cash flows or disclosures.

Significant Accounting Policies

With the exception of the change for the accounting of credit losses as a result of the adoption of ASU 2016-13, there have been no new or material changes to the significant accounting policies discussed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts on trade accounts receivables for estimated losses arising from the inability of its clients to make contractual payments, applying a probability of default method. The Company’s estimate is based on qualitative and quantitative analyses, applying credit risk measurement tools and methodologies using publicly available credit and capital market information, a review of the current status of the Company’s trade accounts receivable and its historical experience. It is reasonably possible that the Company’s estimate of the allowance for credit losses will increase if the financial condition of the Company’s clients were to deteriorate, resulting in a reduced ability to make payments.

During the three months ended March 31, 2020, the Company recorded a $0.6 million increase to the allowance for credit losses related to its short-term trade receivables primarily as a result of deterioration in certain clients’ credit ratings reflecting current and expected economic conditions, and wrote off $0.3 million of the allowance for credit losses related to certain short-term trade receivables deemed to be uncollectible. There was no change to the Company’s allowance for credit losses of less than $0.1 million on its long-term trade receivables balance during the three months ended March 31, 2020.

Note 2. Revenues

Revenues from Contracts with Customers

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

Disaggregated Revenues

The Company disaggregates its revenues from contracts with customers by service type and delivery location (see Note 15, Segments and Geographic Information), for each of its reportable segments, as the Company believes it best depicts how the nature, amount, timing and uncertainty of its revenues and cash flows are affected by economic factors.

The following table represents revenues from contracts with customers disaggregated by service type and by the reportable segment for each category (in thousands):

	Three Months Ended March 31,
	2020		2019
	Amount	% of Revenue	Amount	% of Revenue
Americas:
Customer engagement solutions and services	$332,614	80.9%	$324,562	80.6%
Other revenues	312	0.1%	215	0.0%
Total Americas	332,926	81.0%	324,777	80.6%
EMEA:
Customer engagement solutions and services	72,633	17.7%	70,997	17.6%
Other revenues	5,600	1.3%	7,131	1.8%
Total EMEA	78,233	19.0%	78,128	19.4%
Other:
Other revenues	7	0.0%	20	0.0%
Total Other	7	0.0%	20	0.0%
	$411,166	100.0%	$402,925	100.0%

Trade Accounts Receivable

The Company’s noncurrent trade accounts receivable result from (1) contracts with customers that include renewal provisions, and (2) contracts with customers under multi-year arrangements. The Company’s trade accounts receivable, net, consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Trade accounts receivable, net, current (1)	$364,625	$375,136
Trade accounts receivable, net, noncurrent (2)	26,851	26,496
	$391,476	$401,632

(1) Included in “Receivables, net” in the accompanying Condensed Consolidated Balance Sheets.

(2) Included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets.

Deferred Revenue and Customer Liabilities

Deferred revenue and customer liabilities consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Deferred revenue	$3,261	$3,012
Customer arrangements with termination rights	13,815	15,024
Estimated refund liabilities	7,445	8,585
	$24,521	$26,621

The Company expects to recognize the majority of its deferred revenue as of March 31, 2020 over the next 180 days. Revenues of $2.7 million and $3.1 million were recognized during the three months ended March 31, 2020 and 2019, respectively, from amounts included in deferred revenue at December 31, 2019 and 2018, respectively.

The Company expects to recognize the majority of the customer arrangements with termination rights into revenue as the Company has not historically experienced a high rate of contract terminations.

Estimated refund liabilities are generally resolved within 180 days, once it is determined whether the requisite service levels and client requirements were achieved to settle the contingency.

Note 3. Leases

Adoption of ASC 842, Leases

On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842) and subsequent amendments (together, “ASC 842”) using the modified retrospective method and recognized a cumulative-effect adjustment to the opening balance of retained earnings.

The adoption of ASC 842 on January 1, 2019 required the gross up of historical deferred rent which resulted in the recognition of $225.3 million of right-of-use ("ROU") assets, $239.3 million of operating lease liabilities, a $0.1 million increase to opening retained earnings, as well as $14.1 million primarily related to the derecognition of net straight-line lease liabilities. The retained earnings adjustment was due to the cumulative impact of adopting ASC 842, primarily resulting from the derecognition of embedded lease derivatives, the difference between deferred rent balances and the net of ROU assets and lease liabilities and the deferred tax impact.

The impact of the adoption of ASC 842 to the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 was not material. The Company’s net cash provided by operating activities for the three months ended March 31, 2019 did not change due to the adoption of ASC 842.

Leases

The Company leases facilities for its corporate headquarters, many of its customer engagement centers, several regional support offices and data centers. These leases are classified as operating leases and are included in “Operating lease right-of-use assets,” “Operating lease liabilities” and “Long-term operating lease liabilities” in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2020. The Company has no finance leases.

Lease costs, net of sublease income, of $16.0 million and $15.9 million for the three months ended March 31, 2020 and 2019, respectively, was primarily included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Income.

Additional supplemental information related to leases was as follows:

	March 31, 2020	December 31, 2019
Weighted average remaining lease term of operating leases	4.9 years	5.1 years
Weighted average discount rate of operating leases	3.6%	3.7%

Maturities of operating lease liabilities as of March 31, 2020 were as follows (in thousands):

Amount
2020 (remainder of the year)	$45,125
2021	57,413
2022	42,932
2023	28,688
2024	21,323
2025 and thereafter	37,547
Total future lease payments	233,028
Less: Imputed interest	20,535
Present value of future lease payments	212,493
Less: Operating lease liabilities	52,642
Long-term operating lease liabilities	$159,851

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

The cumulative costs incurred to date related to cash and non-cash expenditures resulting from the Americas 2018 and 2019 Exit Plans are outlined below as of March 31, 2020 (in thousands):

	Americas 2018 Exit Plan	Americas 2019 Exit Plan
Lease obligations and facility exit costs (1)	$7,073	$—
Severance and related costs (2)	3,426	191
Severance and related costs (1)	1,037	2,153
Non-cash impairment charges	5,875	1,582
Other non-cash charges	—	244
	$17,411	$4,170

(1) Included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations.

(2) Included in “Direct salaries and related costs” in the accompanying Condensed Consolidated Statements of Operations.

The Company has paid a total of $12.7 million in cash through March 31, 2020, of which $10.5 million related to the Americas 2018 Exit Plan and $2.2 million related to the Americas 2019 Exit Plan.

The following table summarizes the accrued liability and related charges for the three months ended March 31, 2020 (in thousands):

	Americas 2018 Exit Plan			Americas 2019 Exit Plan
	Lease Obligations and Facility Exit Costs	Severance and Related Costs	Total	Severance and Related Costs	Total
Balance at the beginning of the period	$81	$6	$87	$481	$481
Charges (reversals) included in "General and administrative"	—	—	—	(2)	(2)
Cash payments	(13)	(6)	(19)	(333)	(333)
Balance at the end of the period	$68	$—	$68	$146	$146

The following table summarizes the accrued liability and related charges for the three months ended March 31, 2019 (in thousands):

	Americas 2018 Exit Plan			Americas 2019 Exit Plan
	Lease Obligations and Facility Exit Costs	Severance and Related Costs	Total	Severance and Related Costs	Total
Balance at the beginning of the period	$1,769	$817	$2,586	$—	$—
Charges (reversals) included in "Direct salaries and related costs"	—	—	—	7	7
Charges (reversals) included in "General and administrative"	(4)	19	15	1,090	1,090
Cash payments	(265)	(341)	(606)	(57)	(57)
Balance sheet reclassifications (1)	(1,338)	—	(1,338)	—	—
Balance at the end of the period	$162	$495	$657	$1,040	$1,040

(1) Consists of the reclassification from the restructuring liability to “Operating lease liabilities” and “Long-term operating lease liabilities” upon adoption of ASC 842 on January 1, 2019.

Restructuring Liability Classification

The following table summarizes the Company’s short-term and long-term accrued liabilities associated with its Americas 2018 and 2019 Exit Plans (in thousands):

	Americas 2018 Exit Plan		Americas 2019 Exit Plan
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Lease obligations and facility exit costs:
Included in "Other accrued expenses and current liabilities"	54	54	—	—
Included in "Other long-term liabilities"	14	27	—	—
	68	81	—	—
Severance and related costs:
Included in "Accrued employee compensation and benefits"	—	6	146	479
Included in "Other accrued expenses and current liabilities"	—	—	—	2
	—	6	146	481
	$68	$87	$146	$481

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

Embedded Derivatives — Prior to the adoption of ASC 842, the Company had embedded derivatives within certain hybrid lease agreements that were bifurcated from the host contract and valued such contracts at fair value using significant unobservable inputs, which are classified in Level 3 of the fair value hierarchy.  These unobservable inputs included expected cash flows associated with the lease, currency exchange rates on the day of commencement, as well as forward currency exchange rates, the results of which were adjusted for credit risk. These items were classified in Level 3 of the fair value hierarchy. The Company’s embedded derivatives of $0.4 million were derecognized on January 1, 2019.

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

The Company's assets and liabilities measured at fair value on a recurring basis subject to the requirements of ASC 820 consisted of the following (in thousands):

		Fair Value Measurements Using:
	Balance at	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2020	Level 1	Level 2	Level 3
Assets:
Foreign currency contracts (1)	$2,510	$—	$2,510	$—
Equity investments held in rabbi trust for the Deferred Compensation Plan (2)	7,020	7,020	—	—
Debt investments held in rabbi trust for the Deferred Compensation Plan (2)	4,899	4,899	—	—
	$14,429	$11,919	$2,510	$—
Liabilities:
Foreign currency contracts (1)	$697	$—	$697	$—
	$697	$—	$697	$—

		Fair Value Measurements Using:
	Balance at	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2019	Level 1	Level 2	Level 3
Assets:
Foreign currency contracts (1)	$3,607	$—	$3,607	$—
Equity investments held in rabbi trust for the Deferred Compensation Plan (2)	9,125	9,125	—	—
Debt investments held in rabbi trust for the Deferred Compensation Plan (2)	4,802	4,802	—	—
	$17,534	$13,927	$3,607	$—
Liabilities:
Foreign currency contracts (1)	$251	$—	$251	$—
	$251	$—	$251	$—

(1) See Note 7, Financial Derivatives, for the classification in the accompanying Condensed Consolidated Balance Sheets.

(2) Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheets.  See Note 8, Investments Held in Rabbi Trust.

Non-Recurring Fair Value

Certain assets, under certain conditions, are measured at fair value on a nonrecurring basis utilizing Level 3 inputs, like those associated with acquired businesses, including goodwill, other intangible assets, other long-lived assets, ROU assets and equity method investments. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if these assets were determined to be impaired. The adjusted carrying values for assets measured at fair value on a nonrecurring basis (no liabilities) subject to the requirements of ASC 820 were not material at March 31, 2020 and December 31, 2019.

The following table summarizes the total impairment losses in the accompanying Condensed Consolidated Statements of Operations related to nonrecurring fair value measurements of certain assets (no liabilities) (none in 2020) (in thousands):

Three Months Ended March 31, 2019
Americas:
Property and equipment, net	$343
Operating lease right-of-use assets	1,239
$1,582

In connection with the closure of certain under-utilized customer engagement centers and the consolidation of leased space in the U.S. and Canada, the Company recorded impairment charges during the three months ended March 31, 2019 related to the exit of leased facilities as well as leasehold improvements, equipment, furniture and fixtures which were not recoverable. See Note 4, Costs Associated with Exit or Disposal Activities, for further information.

Note 6. Goodwill and Intangible Assets

Intangible Assets

The following table presents the Company’s purchased intangible assets as of March 31, 2020 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Intangible assets subject to amortization:
Customer relationships	$188,083	$(122,624)	$65,459	10
Trade names and trademarks	19,133	(13,467)	5,666	8
Non-compete agreements	902	(427)	475	3
Content library	497	(497)	—	2
Proprietary software	870	(730)	140	5
Intangible assets not subject to amortization:
Domain names	79,797	—	79,797	N/A
	$289,282	$(137,745)	$151,537	5

The following table presents the Company’s purchased intangible assets as of December 31, 2019 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Intangible assets subject to amortization:
Customer relationships	$191,171	$(121,074)	$70,097	10
Trade names and trademarks	19,380	(12,929)	6,451	8
Non-compete agreements	2,769	(2,181)	588	3
Content library	506	(506)	—	2
Proprietary software	870	(695)	175	5
Intangible assets not subject to amortization:
Domain names	81,109	—	81,109	N/A
	$295,805	$(137,385)	$158,420	5

The Company’s estimated future amortization expense for the succeeding years relating to the purchased intangible assets resulting from acquisitions completed prior to March 31, 2020 is as follows (in thousands):

Amount
2020 (remainder of the year)	$9,771
2021	9,325
2022	8,049
2023	7,222
2024	6,979
2025	6,858
2026 and thereafter	23,536

Goodwill

Changes in goodwill for the three months ended March 31, 2020 consisted of the following (in thousands):

	January 1, 2020	Acquisition- Related	Effect of Foreign Currency	March 31, 2020
Americas	$259,953	$—	$(3,954)	$255,999
EMEA	51,294	—	(2,602)	48,692
	$311,247	$—	$(6,556)	$304,691

Changes in goodwill for the year ended December 31, 2019 consisted of the following (in thousands):

	January 1, 2019	Acquisition- Related (1)	Effect of Foreign Currency	December 31, 2019
Americas	$255,436	$1,202	$3,315	$259,953
EMEA	47,081	2,421	1,792	51,294
	$302,517	$3,623	$5,107	$311,247

(1) The year ended December 31, 2019 includes the impact of adjustments to acquired goodwill upon finalization of working capital adjustments and the tax analysis of WhistleOut’s and Symphony’s assets acquired and liabilities assumed.

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

As of July 31, 2019, the Company had eight reporting units, seven of which have goodwill. The Company concluded that goodwill was not impaired for all seven of its reporting units with goodwill, based on generally accepted valuation techniques and the significant assumptions outlined above.  The fair values of three of the seven reporting units were substantially in excess of their carrying value. The Clearlink, Symphony, Latin America and Qelp reporting units’ fair values exceeded their respective carrying values, although the fair value cushion was not substantial. The decrease in the Clearlink reporting unit’s cushion from the prior year was primarily attributable to a decrease in the projected long-term growth rate of the U.S. Gross Domestic Product as well as a decline in projected revenue growth. The decrease in the cushion from the prior year for the Latin America and Qelp reporting units was primarily attributable to an increase in the country-specific risk premiums which increased the applied weighted average cost of capital. Symphony was acquired by the Company in November 2018.

The Clearlink, Symphony, Latin America and Qelp reporting units are at risk of future impairment if projected operating results are not met or other inputs into the fair value measurement model change. Symphony’s on-site consulting model has been negatively impacted by travel and shelter-in-place restrictions imposed by governments and businesses to reduce the spread of COVID-19. There is significant uncertainty regarding the length of time these restrictions will remain in place. An impairment charge may arise in the future if Symphony’s operations experience a prolonged delay in the resumption of its operations or a significant shift in client demand results from the economic downturn. As of March 31, 2020, the Company believes there was not impairment related to Symphony’s $39.0 million of goodwill.

As of March 31, 2020, the Company believes there were no indicators of impairment related to Clearlink’s $74.0 million of goodwill, Latin America’s $18.9 million of goodwill and Qelp’s $9.6 million of goodwill.

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

The deferred gains (losses) and related taxes on the Company’s cash flow hedges recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) in the accompanying Condensed Consolidated Balance Sheets were as follows (in thousands):

	March 31, 2020	December 31, 2019
Deferred gains (losses) in AOCI	$976	$2,221
Tax on deferred gains (losses) in AOCI	(28)	69
Deferred gains (losses) in AOCI, net of taxes	$948	$2,290
Deferred gains (losses) expected to be reclassified to "Revenues" from AOCI during the next twelve months	$976

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

The Company had the following outstanding foreign currency forward contracts and options (in thousands):

	March 31, 2020		December 31, 2019
Contract Type	Notional Amount in USD	Settle Through Date	Notional Amount in USD	Settle Through Date
Cash flow hedges:
Options:
US Dollars/Philippine Pesos	$70,000	December 2020	$74,000	December 2020
Forwards:
US Dollars/Costa Rican Colones	45,000	December 2020	42,000	December 2020
Euros/Hungarian Forints	2,575	December 2020	—	—
Euros/Romanian Leis	10,951	December 2020	—	—
Non-designated hedges:
Forwards	11,102	November 2021	19,295	November 2021

Master netting agreements exist with each respective counterparty to reduce credit risk by permitting net settlement of derivative positions. In the event of default by the Company or one of its counterparties, these agreements include a set-off clause that provides the non-defaulting party the right to net settle all derivative transactions, regardless of the currency and settlement date.  The maximum amount of loss due to credit risk that, based on gross fair value, the Company would incur if parties to the derivative transactions that make up the concentration failed to perform according to the terms of the contracts was $2.5 million and $3.6 million as of March 31, 2020 and December 31, 2019, respectively.  After consideration of these netting arrangements and offsetting positions by counterparty, the total net settlement amount as it relates to these positions are asset positions of $2.0 million and $3.4 million as of March 31, 2020 and December 31, 2019, respectively, and liability positions of $0.2 million and $0 as of March 31, 2020 and December 31, 2019, respectively.

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

The following tables present the fair value of the Company’s derivative instruments included in the accompanying Condensed Consolidated Balance Sheets (in thousands):

		Derivative Assets
	Balance Sheet Location	March 31, 2020	December 31, 2019
Derivatives designated as cash flow hedging instruments:
Foreign currency contracts	Other current assets	$2,281	$3,051
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	121	322
Foreign currency contracts	Deferred charges and other assets	108	234
Total derivative assets		$2,510	$3,607

		Derivative Liabilities
	Balance Sheet Location	March 31, 2020	December 31, 2019
Derivatives designated as cash flow hedging instruments:
Foreign currency contracts	Other accrued expenses and current liabilities	$652	$138
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other accrued expenses and current liabilities	45	113
Total derivative liabilities		$697	$251

The following table presents the effect of the Company’s derivative instruments included in the accompanying condensed consolidated financial statements (in thousands):

	Location of Gains	Three Months Ended March 31,
	(Losses) in Net Income	2020	2019
Revenues		$411,166	$402,925

Derivatives designated as cash flow hedging instruments:
Gains (losses) recognized in AOCI:
Foreign currency contracts		(311)	1,183
Gains (losses) reclassified from AOCI:
Foreign currency contracts	Revenues	926	(501)
Derivatives not designated as hedging instruments:
Gains (losses) recognized from foreign currency contracts	Other income (expense), net	$(246)	$(33)

Note 8.  Investments Held in Rabbi Trust

The Company’s investments held in rabbi trust, classified as trading securities and included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheets, at fair value, consist of the following (in thousands):

	March 31, 2020		December 31, 2019
	Cost	Fair Value	Cost	Fair Value
Mutual funds	$9,814	$11,919	$9,777	$13,927

The mutual funds held in rabbi trust were 59% equity-based and 41% debt-based as of March 31, 2020. Net investment gains (losses) included in “Other income (expense), net” in the accompanying Condensed Consolidated Statements of Operations consists of the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Net realized gains (losses) from sale of trading securities	$50	$61
Dividend and interest income	33	29
Net unrealized holding gains (losses)	(2,140)	1,090
	$(2,057)	$1,180

Note 9. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) consist of the following (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Net Investment Hedge	Unrealized Gain (Loss) on Cash Flow Hedging Instruments	Unrealized Actuarial Gain (Loss) Related to Pension Liability	Unrealized Gain (Loss) on Postretirement Obligation	Total
Balance at January 1, 2019	$(58,253)	$1,046	$(1,864)	$2,256	$40	$(56,775)
Pre-tax amount	5,462	—	6,978	108	—	12,548
Tax (provision) benefit	—	—	20	(23)	—	(3)
Reclassification of (gain) loss to net income	—	—	(2,719)	(100)	48	(2,771)
Foreign currency translation	42	—	(125)	83	—	—
Balance at December 31, 2019	(52,749)	1,046	2,290	2,324	88	(47,001)
Pre-tax amount	(21,353)	—	(311)	—	—	(21,664)
Tax (provision) benefit	—	—	(125)	4	—	(121)
Reclassification of (gain) loss to net income	—	—	(898)	(26)	(22)	(946)
Foreign currency translation	3	—	(8)	5	—	—
Balance at March 31, 2020	$(74,099)	$1,046	$948	$2,307	$66	$(69,732)

The following table summarizes the amounts reclassified to net income from accumulated other comprehensive income (loss) and the associated line item in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,		Statements of Operations
	2020	2019	Location
Gain (loss) on cash flow hedging instruments: (1)
Pre-tax amount	$926	$(501)	Revenues
Tax (provision) benefit	(28)	(10)	Income taxes
Reclassification to net income	898	(511)
Actuarial gain (loss) related to pension liability: (2)
Pre-tax amount	23	21	Other income (expense), net
Tax (provision) benefit	3	3	Income taxes
Reclassification to net income	26	24
Gain (loss) on postretirement obligation: (2)(3)
Reclassification to net income	22	5	Other income (expense), net
	$946	$(482)

(1) See Note 7, Financial Derivatives, for further information.

(2) See Note 13, Defined Benefit Pension Plan and Postretirement Benefits, for further information.

(3) No related tax (provision) benefit.

As discussed in Note 10, Income Taxes, for periods prior to December 31, 2017, any remaining reinvested earnings and outside basis differences associated with the Company’s investments in its foreign subsidiaries are considered to be indefinitely reinvested and no provision for income taxes on those earnings or translation adjustments has been provided.

Note 10. Income Taxes

The Company’s effective tax rates were as follows:

	Three Months Ended March 31,
	2020	2019
Effective tax rate	27.3%	28.6%

The decrease in the effective tax rate for the three months ended March 31, 2020 as compared to 2019 was primarily due to shifts in earnings among the various jurisdictions in which the Company operates. Several additional factors, none of which were individually material, also impacted the rate. The difference between the Company’s effective tax rate as compared to the U.S. statutory federal tax rate of 21.0% was primarily due to the tax impact of permanent differences, state income and foreign withholding taxes, partially offset by the recognition of net tax benefits resulting from foreign tax rate differentials, income earned in certain tax holiday jurisdictions and tax credits.

Prior to December 31, 2017, no additional income taxes have been provided for any reinvested earnings and outside basis differences inherent in the Company’s investments in its foreign subsidiaries as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining outside basis difference in these entities is not practicable due to the inherent complexity of the multi-national tax environment in which the Company operates.

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

The numbers of shares used in the earnings per share computation were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Basic:
Weighted average common shares outstanding	41,132	42,169
Diluted:
Dilutive effect of stock appreciation rights, restricted stock, restricted stock units and shares held in rabbi trust	202	130
Total weighted average diluted shares outstanding	41,334	42,299
Anti-dilutive shares excluded from the diluted earnings per share calculation	12	115

On August 18, 2011, the Company’s Board of Directors (the “Board”) authorized the Company to purchase up to 5.0 million shares of its outstanding common stock (the “2011 Share Repurchase Program”). On March 16, 2016, the Board authorized an increase of 5.0 million shares to the 2011 Share Repurchase Program for a total of 10.0 million shares.  A total of 7.3 million shares have been repurchased under the 2011 Share Repurchase Program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price, management discretion and general market conditions. The 2011 Share Repurchase Program has no expiration date.

The shares repurchased under the Company’s 2011 Share Repurchase Program were as follows (none in 2019) (in thousands, except per share amounts):

	Total Number of			Total Cost of
	Shares	Range of Prices Paid Per Share		Shares
	Repurchased	Low	High	Repurchased
Three Months Ended:
March 31, 2020	860	$23.33	$31.91	$22,909

Note 12. Commitments and Loss Contingencies

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

The Company received a state audit assessment and is currently rebutting the position. The Company has determined that the likelihood of a liability is reasonably possible and developed a range of possible loss up to $1.7 million, net of federal benefit.

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

Note 13. Defined Benefit Pension Plan and Postretirement Benefits

Defined Benefit Pension Plans

The following table provides information about the net periodic benefit cost for the Company’s pension plans (in thousands):

	Three Months Ended March 31,
	2020	2019
Service cost	$105	$98
Interest cost	51	62
Recognized actuarial (gains)	(23)	(21)
	$133	$139

The Company’s service cost for its qualified pension plans was included in “Direct salaries and related costs” and “General and administrative” costs in its Condensed Consolidated Statements of Operations for the three months ended March 31, 3020 and 2019. The remaining components of net periodic benefit cost were included in “Other income (expense), net” in the Company’s Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019.

Employee Retirement Savings Plans

The Company maintains a 401(k) plan covering defined employees who meet established eligibility requirements, which were last modified on September 30, 2019, effective for contributions made beginning January 1, 2020. Under the current plan provisions, the Company matches 100% of the first 3% and 50% of the next 2% of participant contributions to a maximum matching amount of 4% of participant compensation for most of the Company’s employees. Additionally, participants whose salaries are above a certain threshold are eligible for a Company match of 50% of the first 4% for those participants’ contributions to a maximum matching amount of 2% of participant compensation. The Company’s contributions included in the accompanying Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
401(k) plan contributions	$780	$466

Note 14. Stock-Based Compensation

The following table summarizes the stock-based compensation expense (primarily in the Americas) and income tax benefits related to the stock-based compensation, both plan and non-plan related (in thousands):

	Three Months Ended March 31,
	2020	2019
Stock-based compensation (expense) (1)	$(1,860)	$(1,890)
Income tax benefit (2)	446	454

(1) Included in "General and administrative" costs in the accompanying Condensed Consolidated Statements of Operations.

(2) Included in "Income taxes" in the accompanying Condensed Consolidated Statements of Operations.

During the three months ended March 31, 2020, the Company granted 0.4 million performance-based restricted shares/restricted stock units and 0.2 million service-based restricted shares/restricted stock units under the Company’s 2019 Plan, all at a weighted average grant-date fair value of $25.60 per share.

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

Information about the Company’s reportable segments is as follows (in thousands):

	Americas	EMEA	Other (1)	Consolidated
Three Months Ended March 31, 2020:
Revenues	$332,926	$78,233	$7	$411,166
Percentage of revenues	81.0%	19.0%	0.0%	100.0%
Depreciation, net	$10,033	$1,705	$723	$12,461
Amortization of intangibles	$3,286	$833	$—	$4,119
Income (loss) from operations	$35,779	$3,180	$(14,565)	$24,394
Total other income (expense), net			(5,250)	(5,250)
Income taxes			(5,226)	(5,226)
Net income				$13,918
Three Months Ended March 31, 2019:
Revenues	$324,777	$78,128	$20	$402,925
Percentage of revenues	80.6%	19.4%	0.0%	100.0%
Depreciation, net	$11,507	$1,626	$764	$13,897
Amortization of intangibles	$3,438	$848	$—	$4,286
Income (loss) from operations	$30,068	$1,491	$(14,807)	$16,752
Total other income (expense), net			(383)	(383)
Income taxes			(4,682)	(4,682)
Net income				$11,687

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

The following table represents a disaggregation of revenue from contracts with customers by delivery location and by the reportable segment (in thousands):

	Three Months Ended March 31,
	2020	2019
Americas:
United States	$157,666	$162,032
The Philippines	64,439	56,078
Costa Rica	34,881	30,717
Canada	25,241	25,564
El Salvador	18,720	20,476
Other	31,979	29,910
Total Americas	332,926	324,777
EMEA:
Germany	24,651	23,864
Other	53,582	54,264
Total EMEA	78,233	78,128
Total Other	7	20
	$411,166	$402,925

Note 16. Other Income (Expense)

Other income (expense), net consists of the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Foreign currency transaction gains (losses)	$(1,606)	$(176)
Gains (losses) on derivative instruments not designated as hedges	(246)	(33)
Net investment gains (losses) on investments held in rabbi trust	(2,057)	1,180
Other miscellaneous income (expense)	(884)	(361)
	$(4,793)	$610

Note 17. Related Party Transactions

In January 2008, the Company entered into a lease for a customer engagement center located in Kingstree, South Carolina. The landlord, Kingstree Office One, LLC, is an entity controlled by John H. Sykes, the founder, former Chairman and former Chief Executive Officer of the Company and the father of Charles Sykes, President and Chief Executive Officer of the Company. The lease payments on the 20-year lease were negotiated at or below market rates, and the lease is cancellable at the option of the Company. The Company paid $0.1 million to the landlord during both the three months ended March 31, 2020 and 2019 under the terms of the lease.

Note 18. Subsequent Event

On April 5, 2020, the Company experienced a cyber incident affecting the Company’s Americas’ back-office systems (the “April 2020 Cyber Incident”). The Company believes it has identified the specific systems that were impacted and that it has restored normal operations with no material day-to-day impact to its ability to access data, and no impact to client-connected systems or data outside of its back-office environment. The Company’s investigation of the incident is ongoing with assistance from third-party experts. The Company has notified law enforcement officials and will cooperate with any criminal investigation of this matter. The Company maintains a cyber and privacy insurance policy and expects to recover amounts paid related to the incident under its insurance policy, with the exception of the Company’s deductible, which is not material.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Sykes Enterprises, Incorporated

400 North Ashley Drive

Tampa, Florida

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries (the "Company") as of March 31, 2020, the related condensed consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the three-month periods ended March 31, 2020 and 2019, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2019, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2020, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

May 5, 2020

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report and the consolidated financial statements and notes in the Sykes Enterprises, Incorporated (“SYKES,” “our,” “we” or “us”) Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”).

Our discussion and analysis may contain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on current expectations, estimates, forecasts, and projections about SYKES, our beliefs, and assumptions made by us, including our belief that our operations have not been materially impacted by the April 2020 Cyber Incident. In addition, we may make other written or oral statements, which constitute forward-looking statements, from time to time. Words such as "believe," "estimate," "project," "expect," “intend,” “may," "anticipate," "plan," "seek," variations of such words, and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe our future plans, objectives, or goals also are forward-looking statements. Further, statements about the effects of the COVID-19 pandemic on our business, operations, financial performance and prospects may constitute forward-looking statements and are subject to the risk that the actual impacts may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond our control, including the scope and duration of the pandemic, actions taken by governmental authorities in response to the pandemic, and the direct and indirect impact of the pandemic on our clients, third parties and us.  These statements are not guarantees of future performance and are subject to a number of risks and uncertainties, including those discussed below and elsewhere in this report. Our actual results may differ materially from what is expressed or forecasted in such forward-looking statements, and undue reliance should not be placed on such statements. All forward-looking statements are made as of the date hereof, and we undertake no obligation to update any such forward-looking statements, whether as a result of new information, future events or otherwise.

Factors that could cause actual results to differ materially from what is expressed or forecasted in such forward-looking statements include, but are not limited to: (i) the impact of economic recessions in the U.S. and other parts of the world, (ii) fluctuations in global business conditions and the global economy, (iii) currency fluctuations, (iv) the timing of significant orders for our products and services, (v) variations in the terms and the elements of services offered under our standardized contract including those for future bundled service offerings, (vi) changes in applicable accounting principles or interpretations of such principles, (vii) difficulties or delays in implementing our bundled service offerings, (viii) failure to achieve sales, marketing and other objectives, (ix) construction delays of new or expansion of existing customer engagement centers, (x) delays in our ability to develop new products and services and market acceptance of new products and services, (xi) rapid technological change, (xii) loss or addition of significant clients, (xiii) political and country-specific risks inherent in conducting business abroad, (xiv) our ability to attract and retain key management personnel, (xv) our ability to continue the growth of our support service revenues through additional technical and customer engagement centers, (xvi) our ability to further penetrate into vertically integrated markets, (xvii) our ability to expand our global presence through strategic alliances and selective acquisitions, (xviii) our ability to continue to establish a competitive advantage through sophisticated technological capabilities, (xix) the ultimate outcome of any lawsuits, (xx) our ability to recognize deferred revenue through delivery of products or satisfactory performance of services, (xxi) our dependence on the demand for outsourcing, (xxii) risk of interruption of technical and customer engagement center operations due to such factors as fire, earthquakes, inclement weather and other disasters, power failures, telecommunication failures, unauthorized intrusions, computer viruses and other emergencies, (xxiii) the existence of substantial competition, (xxiv) the early termination of contracts by clients, (xxv) the ability to obtain and maintain grants and other incentives (tax or otherwise), (xxvi) the potential of cost savings/synergies associated with acquisitions not being realized, or not being realized within the anticipated time period, (xxvii) risks related to the integration of the acquisitions and the impairment of any related goodwill, and (xxviii) other risk factors that are identified in our most recent Annual Report on Form 10-K for the year ended December 31, 2019, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Executive Summary

We are a leading provider of multichannel demand generation and global comprehensive customer engagement services. We provide differentiated full lifecycle customer engagement solutions and services primarily to Global 2000 companies and their end customers, principally in the financial services, communications, technology, transportation & leisure, healthcare and other industries. Our differentiated full lifecycle management services platform effectively engages customers at every touchpoint within the customer journey, including digital marketing and acquisition, sales expertise, customer service, technical support and retention, many of which can be optimized by a suite of robotic process automation (“RPA”) and artificial intelligence (“AI”) solutions. We serve our clients through two geographic operating regions: the Americas (United States, Canada, Latin America, Australia and the Asia Pacific Rim) and EMEA (Europe, the Middle East and Africa). Our Americas and EMEA regions primarily provide customer engagement solutions and services with an emphasis on inbound multichannel demand generation, customer service and technical support to our clients’ customers. These services, which represented 98.6% and 98.2% of consolidated revenues during the three months ended March 31, 2020 and 2019, respectively, are delivered through multiple communication channels including phone, e-mail, social media, text messaging, chat and digital self-service. We also provide various enterprise support services in the United States (“U.S.”) that include services for our clients’ internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, we also provide fulfillment services, which include order processing, payment processing, inventory control, product delivery and product returns handling. Additionally, through our acquisition of RPA provider Symphony Ventures Ltd (“Symphony”) coupled with our investment in AI through XSell Technologies, Inc. (“XSell”), we also provide a suite of solutions such as consulting, implementation, hosting and managed services that optimizes our differentiated full lifecycle management services platform. Our complete service offering helps our clients acquire, retain and increase the lifetime value of their customer relationships. We have developed an extensive global reach with customer engagement centers across six continents, including North America, South America, Europe, Asia, Australia and Africa.  We deliver cost-effective solutions that generate demand, enhance the customer service experience, promote stronger brand loyalty, and bring about high levels of performance and profitability.

Recent Developments

Coronavirus

On March 11, 2020, the World Health Organization characterized the novel coronavirus (“COVID-19”) a pandemic. The global nature, rapid spread and continually evolving response by governments throughout the world to combat the spread has had a negative impact on the global economy. Certain of our customer engagement centers have been impacted by local government actions restricting facility access or are operating at lower capacity utilization levels. We are committed to the health and safety of our workforce and ensuring business continuity for the brands we serve. In response, we have shifted as many employees as possible to a work-at-home model. As of the end of April 2020, approximately 90% of agents assigned to our brick-and-mortar facilities are working at our centers or from home across the world and we continue to work with our clients to shift work to at home delivery, where possible. However, certain of our agents lack the technical infrastructure to work from home.  As a result, our operations in the Philippines, El Salvador and Mexico have been most impacted by the governmental restrictions.

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

See Note 4, Costs Associated with Exit or Disposal Activities, in the accompanying “Notes to Condensed Consolidated Financial Statements” for further information.

Results of Operations

The following table sets forth, for the periods indicated, the amounts presented in the accompanying Condensed Consolidated Statements of Operations as well as the change between the respective periods:

	Three Months Ended March 31,
(in thousands)	2020	2019	$ Change
Revenues	$411,166	$402,925	$8,241
Operating expenses:
Direct salaries and related costs	266,945	261,728	5,217
General and administrative	103,247	104,680	(1,433)
Depreciation, net	12,461	13,897	(1,436)
Amortization of intangibles	4,119	4,286	(167)
Impairment of long-lived assets	—	1,582	(1,582)
Total operating expenses	386,772	386,173	599
Income from operations	24,394	16,752	7,642

Other income (expense):
Interest income	263	185	78
Interest (expense)	(720)	(1,178)	458
Other income (expense), net	(4,793)	610	(5,403)
Total other income (expense), net	(5,250)	(383)	(4,867)

Income before income taxes	19,144	16,369	2,775
Income taxes	5,226	4,682	544
Net income	$13,918	$11,687	$2,231

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

Revenues

	Three Months Ended March 31,
	2020		2019
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change
Americas	$332,926	81.0%	$324,777	80.6%	$8,149
EMEA	78,233	19.0%	78,128	19.4%	105
Other	7	0.0%	20	0.0%	(13)
Consolidated	$411,166	100.0%	$402,925	100.0%	$8,241

Consolidated revenues increased $8.2 million, or 2.0%, for the three months ended March 31, 2020 from the comparable period in 2019.

The increase in Americas’ revenues was due to higher volumes from existing clients of $18.0 million and new clients of $8.9 million, partially offset by end-of-life client programs of $18.6 million primarily in the communications and other verticals and an unfavorable foreign currency impact of $0.2 million. Revenues from our offshore operations represented 42.8% of Americas’ revenues in 2020, compared to 39.9% for the comparable period in 2019.

The increase in EMEA’s revenues was due to higher volumes from existing clients of $2.8 million and new clients of $2.7 million, partially offset by end-of-life client programs of $2.8 million primarily in the communications and other verticals and an unfavorable foreign currency impact of $2.6 million.

On a consolidated basis, we had 48,600 brick-and-mortar seats as of March 31, 2020, an increase of 700 seats from the comparable period in 2019. On a segment basis, 40,600 seats were located in the Americas, an increase of 400 seats from the comparable period in 2019, and 8,000 seats were located in EMEA, an increase of 300 seats from the comparable period in 2019.

On a consolidated basis, the capacity utilization rate was 73% compared to 72% in the comparable period in 2019. As of the end of April 2020, approximately 60% of agents who typically work in our brick-and-mortar facilities have transitioned to work at home, 30% are working in our facilities and the remaining 10% of agents are at home but idle.

The capacity utilization rate for the Americas in 2020 was 74%, compared to 71% in the comparable period in 2019. The capacity utilization rate for EMEA in 2020 was 69%, compared to 73% in the comparable period in 2019. We strive to attain a capacity utilization rate of 85% at each of our locations.  Capacity utilization is measured by taking the number of agents and indirect support headcount and dividing it by the number of seats provisioned for utilization.  Capacity utilization is a critical metric for us as it is used as an input to the pricing, revenue and margin drivers of our business as well as capital allocation.

Direct Salaries and Related Costs

	Three Months Ended March 31,
	2020		2019
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$212,628	63.9%	$207,599	63.9%	$5,029	0.0%
EMEA	54,317	69.4%	54,129	69.3%	188	0.1%
Consolidated	$266,945	64.9%	$261,728	65.0%	$5,217	-0.1%

The increase of $5.2 million in direct salaries and related costs included a unfavorable foreign currency impact of $1.0 million in the Americas and a favorable foreign currency impact of $1.9 million in EMEA.

The Americas’ direct salaries and related costs, as a percentage of revenues, remained consistent and was primarily attributable to higher compensation costs of 1.1% driven by a decrease in agent productivity resulting principally from the requirement by certain governments to continue paying employees while operations are suspended due to COVID-19 in the current period and higher other costs of 0.3%, offset by lower customer-acquisition advertising costs of 0.7%, lower auto tow claim costs of 0.4% and lower communications costs of 0.3%.

The increase in EMEA’s direct salaries and related costs, as a percentage of revenues, was primarily attributable to higher compensation costs of 1.1% driven by a decrease in consultant productivity at Symphony resulting principally from project delays due to COVID-19 in the current period and higher other costs of 0.5%, partially offset by lower communications costs of 0.5%, rebillable costs of 0.5% and lower fulfillment materials costs of 0.5%.

General and Administrative

	Three Months Ended March 31,
	2020		2019
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$71,200	21.4%	$70,583	21.7%	$617	-0.3%
EMEA	18,198	23.3%	20,034	25.6%	(1,836)	-2.3%
Other	13,849	-	14,063	-	(214)	-
Consolidated	$103,247	25.1%	$104,680	26.0%	$(1,433)	-0.9%

The decrease of $1.4 million in general and administrative expenses included a unfavorable foreign currency impact of $0.2 million in the Americas and a favorable foreign currency impact of $0.6 million in EMEA.

The decrease in Americas’ general and administrative expenses, as a percentage of revenues, was primarily attributable to lower merger and integration costs of 0.4%, lower compensation costs of 0.2% and lower facility-related costs of 0.2%, partially offset by higher other costs of 0.5%.

The decrease in EMEA’s general and administrative expenses, as a percentage of revenues, was primarily attributable to lower merger and integration costs of 2.0%, lower compensation costs of 0.5%, lower legal and professional fees of 0.2%, lower technology equipment and maintenance costs of 0.2% and lower communications costs of 0.2%, partially offset by higher facility-related costs of 0.3%, higher software and maintenance costs of 0.3% and higher other costs of 0.2%.

The decrease in Other general and administrative expenses, which includes corporate and other costs, was primarily attributable to lower compensation costs of $2.2 million, partially offset by higher merger and integration costs of

$1.4 million, higher software and maintenance costs of $0.2 million, higher charitable contributions of $0.2 million and higher other costs of $0.2 million.

Depreciation, Amortization and Impairment of Long-Lived Assets

	Three Months Ended March 31,
	2020		2019
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Depreciation, net:
Americas	$10,033	3.0%	$11,507	3.5%	$(1,474)	-0.5%
EMEA	1,705	2.2%	1,626	2.1%	79	0.1%
Other	723	-	764	-	(41)	-
Consolidated	$12,461	3.0%	$13,897	3.4%	$(1,436)	-0.4%

Amortization of intangibles:
Americas	$3,286	1.0%	$3,438	1.1%	$(152)	-0.1%
EMEA	833	1.1%	848	1.1%	(15)	0.0%
Other	—	-	—	-	—	-
Consolidated	$4,119	1.0%	$4,286	1.1%	$(167)	-0.1%

Impairment of long-lived assets:
Americas	$—	0.0%	$1,582	0.5%	$(1,582)	-0.5%
EMEA	—	0.0%	—	0.0%	—	0.0%
Other	—	-	—	-	—	-
Consolidated	$—	0.0%	$1,582	0.4%	$(1,582)	-0.4%

The decrease in depreciation was primarily due to the impact since the prior period of certain fully depreciated fixed assets, partially offset by new depreciable fixed assets placed into service supporting site expansions and infrastructure upgrades.

The decrease in amortization was primarily due to the impact since the prior period of certain fully amortized intangible assets.

See Note 5, Fair Value, in the accompanying “Notes to Condensed Consolidated Financial Statements” for further information on the impairment of long-lived assets.

Other Income (Expense)

	Three Months Ended March 31,
(in thousands)	2020	2019	$ Change
Interest income	$263	$185	$78

Interest (expense)	$(720)	$(1,178)	$458

Other income (expense), net:
Foreign currency transaction gains (losses)	$(1,606)	$(176)	$(1,430)
Gains (losses) on derivative instruments not designated as hedges	(246)	(33)	(213)
Gains (losses) on investments held in rabbi trust	(2,057)	1,180	(3,237)
Other miscellaneous income (expense)	(884)	(361)	(523)
Total other income (expense), net	$(4,793)	$610	$(5,403)

Interest income remained consistent with the comparable period.

The decrease in interest (expense) was primarily due to lower average outstanding borrowings and lower average interest rates than in the comparable period.

The increase in other income (expense), net, was primarily due to a decline in value of investments held in rabbi trust, foreign exchange losses and an increase in the losses from equity method investees from the comparable period.

See Note 8, Investments Held in Rabbi Trust, in the accompanying “Notes to Condensed Consolidated Financial Statements” for further information.

Income Taxes

	Three Months Ended March 31,
(in thousands)	2020	2019	$ Change
Income before income taxes	$19,144	$16,369	$2,775
Income taxes	5,226	4,682	544
			% Change
Effective tax rate	27.3%	28.6%	-1.3%

The decrease in the effective tax rate in 2020 compared to 2019 was primarily due to shifts in earnings among the various jurisdictions in which we operate. Several additional factors, none of which are individually material, also impacted the rate.

Client Concentration

Our top ten clients accounted for 44.8% and 42.4% of our consolidated revenues in the three months ended March 31, 2020 and 2019, respectively.

Total revenues by segment from our largest client in each of the periods, which was in the financial services vertical and the communications vertical, respectively, were as follows (in thousands):

	Three Months Ended March 31,
	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
Americas	$32,539	9.8%	$30,625	9.4%
EMEA	—	0.0%	37	0.0%
	$32,539	7.9%	$30,662	7.6%

Total revenues by segment of our clients that each individually represents 10% or greater of that segment’s revenues in each of the periods were as follows (in thousands):

	Three Months Ended March 31,
	2020		2019
	Amount	% of Revenues	Amount	% of Revenues
Americas	$—	0.0%	$—	0.0%
EMEA	17,473	22.3%	18,024	23.1%
	$17,473	4.2%	$18,024	4.5%

Business Outlook

On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. The global nature, rapid spread and continually evolving response by governments throughout the world to combat the spread has had a negative impact on the global economy. Certain of our customer engagement centers have been impacted by local government actions restricting facility access or are operating at lower capacity utilization levels. We are committed to the health and safety of our workforce and ensuring business continuity for the brands we serve. In response, we have shifted as many employees as possible to a work-at-home model. As of the end of April 2020, approximately 90% of agents assigned to our brick-and-mortar facilities are working at our centers or from home across the world and we continue to work with our clients to shift work to at home delivery, where possible. However, certain of our agents lack the technical infrastructure to work from home. As a result, our operations in the Philippines, El Salvador and Mexico have been most impacted by the governmental restrictions.

We continue to monitor the progression of the pandemic and may take additional actions in response to government orders or that we believe are in the best interests of our employees, clients and shareholders. Due to the unprecedented nature of this pandemic, forward-looking guidance has been suspended.

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

Our Board of Directors authorized us to purchase up to 10.0 million shares of our outstanding common stock (the “2011 Share Repurchase Program”) on August 18, 2011, as amended on March 16, 2016.  A total of 7.3 million shares have been repurchased under the 2011 Share Repurchase Program since inception.  The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price, management discretion and general market conditions. The 2011 Share Repurchase Program has no expiration date.

During the three months ended March 31, 2020, cash increased $28.5 million from operating activities and $23.0 million of debt proceeds, partially offset by $22.9 million used to repurchase common stock, $21.0 million used to repay long-term debt, $11.8 million used for capital expenditures and $1.0 million to repurchase common stock for tax withholding on equity awards, resulting in a $9.1 million decrease in available cash, cash equivalents and restricted cash (including the unfavorable effects of foreign currency exchange rates on cash, cash equivalents and restricted cash of $3.9 million).

Net cash flows provided by operating activities for the three months ended March 31, 2020 were $28.5 million, compared to $39.3 million for the comparable period in 2019. The $10.8 million decrease in net cash flows from operating activities was due to a net decrease of $11.9 million in cash flows from assets and liabilities and a $1.1 million decrease in non-cash reconciling items such as impairment and depreciation, partially offset by a $2.2 million increase in net income. The $11.9 million decrease in 2020 from 2019 in cash flows from assets and liabilities was principally a result of a $14.1 million decrease in other liabilities, a $3.1 million increase in other assets and a $1.2 million change in net taxes payable, partially offset by a $3.8 million decrease in accounts receivable and a $2.7 million increase in deferred revenue and customer liabilities. The $14.1 million decrease in the change in other liabilities was primarily due to a $6.3 million decrease related to the timing of accrued employee compensation and benefits, a $5.1 million decrease related to the timing of account payable and a $3.7 million decrease related to the timing of accrued expenses and current liabilities, partially offset by a $1.0 million increase in other long-term liabilities.

Capital expenditures, which are generally funded by cash generated from operating activities, available cash balances and borrowings available under our credit facilities, were $11.8 million for the three months ended March 31, 2020, compared to $5.7 million for the comparable period in 2019, an increase of $6.1 million.

On February 14, 2019, we entered into a $500 million senior revolving credit facility (the “2019 Credit Agreement”) with a group of lenders, KeyBank National Association, as Administrative Agent, Swing Line Lender and Issuing Lender (“KeyBank”), the lenders named therein, and KeyBanc Capital Markets Inc. as Lead Arranger and Sole Book Runner. The 2019 Credit Agreement replaced our previous $440 million revolving credit facility dated May 12, 2015 (the “2015 Credit Agreement”), which agreement was terminated simultaneous with entering into the 2019 Credit Agreement. The 2019 Credit Agreement is subject to certain borrowing limitations and includes certain customary financial and restrictive covenants. We are not currently aware of any inability of our lenders to provide access to the full commitment of funds that exist under the 2019 Credit Agreement, if necessary.  However, there can be no assurance that such facility will be available to us, even though it is a binding commitment of the financial institutions. The 2019 Credit Agreement will mature on February 14, 2024. As of March 31, 2020, we were in compliance with all loan requirements of the 2019 Credit Agreement and had $75.0 million of outstanding borrowings under this facility. For additional discussion of our credit agreements, see Note 18, Borrowings in the “Notes to the Consolidated Financial Statements” section of our Annual Report on Form 10-K for the year ended December 31, 2019.

Our credit agreements had an average daily utilization of $63.8 million and $96.0 million during the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020 and 2019, the related interest expense, including the commitment fee and excluding the amortization of deferred loan fees, was $0.6 million and $1.0 million, respectively, which represented weighted average interest rates of 3.6% and 4.1%, respectively.

We borrowed $2.0 million, net, of long-term debt outstanding under the 2019 Credit Agreement during the three months ended March 31, 2020.  Our future interest expense for the remainder of 2020 will vary based on our usage of the 2019 Credit Agreement and market interest rates.

We are currently under audit in several tax jurisdictions and believe we have adequate reserves related to all matters pertaining to these audits. Should we experience unfavorable outcomes from these audits, such outcomes could have a significant impact on our financial condition, results of operations and cash flows.

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

As of March 31, 2020, we had $118.4 million in cash and cash equivalents, of which approximately 92.2%, or $109.1 million, was held in international operations. Most of these funds will not be subject to additional taxes in the United States if repatriated; however, certain jurisdictions may impose additional withholding taxes. There are circumstances where we may be unable to repatriate some of the cash and cash equivalents held by our international operations due to country restrictions.

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

Our cash resources could also be affected by various risks and uncertainties, including but not limited to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2019.

Off-Balance Sheet Arrangements

As of March 31, 2020, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

There have not been any material changes to the outstanding contractual obligations outside of the ordinary course of business from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2019.

Critical Accounting Estimates

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019 for a discussion of our critical accounting estimates, including a description of the methods and key assumptions used and how the key assumptions were determined.

New Accounting Standards Not Yet Adopted

See Note 1, Overview and Basis of Presentation, in the accompanying “Notes to Condensed Consolidated Financial Statements” for information related to recent accounting pronouncements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the normal course of business due primarily to our borrowings and cash-management activities, which are subject to interest rate risk, and to our foreign business operations, which are subject to foreign exchange rate risk.  Our market risk disclosures set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 have not otherwise changed significantly.

For a discussion of current market conditions resulting from the COVID-19 pandemic, refer to Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and to Part II, Item 1A, “Risk Factors.”

Fluctuations in Quarterly Results

For the year ended December 31, 2019, quarterly revenues as a percentage of total consolidated annual revenues were approximately 25%, 24%, 25% and 26%, respectively, for each of the respective quarters of the year. We have experienced and anticipate that in the future we will experience variations in quarterly revenues. The variations are due to the timing of new contracts and renewal of existing contracts, the timing and frequency of client spending for customer engagement services, non-U.S. currency fluctuations, and the seasonal pattern of customer engagement support and fulfillment services.

Item 4.  Controls and Procedures

As of March 31, 2020, under the direction of our Chief Executive Officer and Chief Finance Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Finance Officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of March 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.  Risk Factors

For risk factors, see Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2019. During the three months ended March 31, 2020, we modified the following risk factor:

Health epidemics could disrupt our business and adversely affect our financial results.

Our customer engagement centers typically seat hundreds of employees in one location. Accordingly, an outbreak of a contagious infection, such as COVID-19, in one or more of the markets in which we do business may result in significant worker absenteeism, lower asset utilization rates, voluntary or mandatory closure of our offices and delivery centers, travel restrictions on our employees, and other disruptions to our business. As disclosed elsewhere, as a result of the COVID-19 pandemic, certain of our customer engagement centers have been impacted by local government actions restricting facility access or are operating at lower capacity utilization levels. Certain of our agents lack the technical infrastructure to work from home. As a result, our operations in the Philippines, El Salvador and Mexico have been most impacted by the governmental restrictions. The global nature of the ongoing COVID-19 pandemic has significantly impacted the global economy. If the pandemic is prolonged, it could severely disrupt our business operations and have a material adverse effect on our business, financial condition and results of operations.  In particular, the impacts may include reduced demand for our services as a result of economic recession, inability to reduce costs while volumes are temporarily reduced, and delayed payments from clients.  As disclosed elsewhere, Symphony’s on-site consulting model has been negatively impacted by travel and shelter-in-place restrictions imposed by governments and businesses to reduce the spread of COVID-19.  There is significant uncertainty regarding the length of time these restrictions will remain in place.  An impairment charge may arise in the future if Symphony’s operations experience a prolonged delay in the resumption of its operations or a significant shift in client demand results from the economic downturn.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary of stock repurchases for the three months ended March 31, 2020 (in thousands, except average price per share). See Note 11, Earnings Per Share, in the accompanying “Notes to Condensed Consolidated Financial Statements” for information regarding our stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs (1)
January 1, 2020 - January 31, 2020	—	$—	—	3,608
February 1, 2020 - February 29, 2020	—	$—	—	3,608
March 1, 2020 - March 31, 2020	860	$26.60	860	2,748
Total	860		860	2,748

(1) The total number of shares approved for repurchase under the 2011 Share Repurchase Program dated August 18, 2011, as amended on March 16, 2016, is 10.0 million. The 2011 Share Repurchase Program has no expiration date.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

The following documents are filed as an exhibit to this Report:

No.	Description

15	Awareness letter.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).

31.2	Certification of Chief Finance Officer, pursuant to Rule 13a-14(a).

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. §1350.

32.2*	Certification of Chief Finance Officer, pursuant to 18 U.S.C. §1350.

101.INS+	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

104+	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included in Exhibit 101)

*	Furnished herewith as an Exhibit.
+	Submitted electronically with this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYKES ENTERPRISES, INCORPORATED
(Registrant)

Date: May 5, 2020	By:	/s/ John Chapman
John Chapman
Chief Finance Officer
(Principal Financial and Accounting Officer)