Form 10-Q
period 2020-06-30
SYKES ENTERPRISES INC
filed 2020-08-04
CIK 1010612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2020

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

As of July 16, 2020, there were 40,055,088 outstanding shares of common stock.

Sykes Enterprises, Incorporated and Subsidiaries

Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$129,050	$127,246
Receivables, net of allowance of $4.2 million and $3.5 million, respectively	383,512	390,147
Prepaid expenses	20,891	20,868
Other current assets	18,626	20,525
Total current assets	552,079	558,786
Property and equipment, net	119,412	125,990
Operating lease right-of-use assets	188,676	205,112
Goodwill, net	306,712	311,247
Intangibles, net	148,573	158,420
Deferred charges and other assets	54,381	55,945
	$1,369,833	$1,415,500
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$27,532	$33,591
Accrued employee compensation and benefits	116,726	109,591
Income taxes payable	7,737	3,637
Deferred revenue and customer liabilities	24,294	26,621
Operating lease liabilities	54,948	50,863
Other accrued expenses and current liabilities	28,770	29,330
Total current liabilities	260,007	253,633
Long-term debt	49,000	73,000
Long-term income tax liabilities	20,469	22,286
Long-term operating lease liabilities	147,312	166,810
Other long-term liabilities	30,260	25,296
Total liabilities	507,048	541,025

Commitments and loss contingencies (Note 12)

Shareholders' equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 200,000 shares authorized; 40,055 and 41,549 shares issued, respectively	401	416
Additional paid-in capital	291,814	288,935
Retained earnings	634,943	634,668
Accumulated other comprehensive income (loss)	(61,680)	(47,001)
Treasury stock at cost: 133 and 128 shares, respectively	(2,693)	(2,543)
Total shareholders' equity	862,785	874,475
	$1,369,833	$1,415,500

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2020	2019	2020	2019
Revenues	$416,833	$389,006	$827,999	$791,931
Operating expenses:
Direct salaries and related costs	268,433	252,161	535,378	513,889
General and administrative	102,664	104,282	205,911	208,962
Depreciation, net	12,630	13,052	25,091	26,949
Amortization of intangibles	4,093	4,127	8,212	8,413
Impairment of long-lived assets	1,800	129	1,800	1,711
Total operating expenses	389,620	373,751	776,392	759,924
Income from operations	27,213	15,255	51,607	32,007

Other income (expense):
Interest income	165	192	428	377
Interest (expense)	(560)	(1,179)	(1,280)	(2,357)
Other income (expense), net	1,797	(533)	(2,996)	77
Total other income (expense), net	1,402	(1,520)	(3,848)	(1,903)

Income before income taxes	28,615	13,735	47,759	30,104
Income taxes	6,385	2,466	11,611	7,148
Net income	$22,230	$11,269	$36,148	$22,956

Net income per common share:
Basic	$0.55	$0.27	$0.89	$0.55
Diluted	$0.55	$0.27	$0.88	$0.54

Weighted average common shares outstanding:
Basic	40,318	42,038	40,726	42,107
Diluted	40,380	42,094	40,857	42,200

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2020	2019	2020	2019
Net income	$22,230	$11,269	$36,148	$22,956
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	8,311	2,339	(13,039)	3,701
Unrealized gain (loss) on cash flow hedging instruments, net of taxes	(253)	2,828	(1,595)	4,500
Unrealized actuarial gain (loss) related to pension liability, net of taxes	16	35	(1)	20
Unrealized gain (loss) on postretirement obligation, net of taxes	(22)	(5)	(44)	(10)
Other comprehensive income (loss), net of taxes	8,052	5,197	(14,679)	8,211
Comprehensive income (loss)	$30,282	$16,466	$21,469	$31,167

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Common Stock		Additional		Accumulated Other
(in thousands)	Shares Issued	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2019	41,549	$416	$288,935	$634,668	$(47,001)	$(2,543)	$874,475
Stock-based compensation expense	—	—	1,860	—	—	—	1,860
Issuance of common stock under equity award plans, net of forfeitures	(146)	(2)	69	—	—	(67)	—
Shares repurchased for tax withholding on equity awards	(39)	—	(1,009)	—	—	—	(1,009)
Repurchase of common stock	—	—	—	—	—	(22,909)	(22,909)
Retirement of treasury stock	(860)	(9)	(26)	(22,874)	—	22,909	—
Comprehensive income (loss)	—	—	—	13,918	(22,731)	—	(8,813)
Balance at March 31, 2020	40,504	405	289,829	625,712	(69,732)	(2,610)	843,604
Stock-based compensation expense	—	—	2,042	—	—	—	2,042
Issuance of common stock under equity award plans, net of forfeitures	57	1	82	—	—	(83)	—
Shares repurchased for tax withholding on equity awards	(6)	—	(124)	—	—	—	(124)
Repurchase of common stock	—	—	—	—	—	(13,019)	(13,019)
Retirement of treasury stock	(500)	(5)	(15)	(12,999)	—	13,019	—
Comprehensive income (loss)	—	—	—	22,230	8,052	—	30,282
Balance at June 30, 2020	40,055	$401	$291,814	$634,943	$(61,680)	$(2,693)	$862,785

	Common Stock		Additional		Accumulated Other
(in thousands)	Shares Issued	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2018	42,778	$428	$286,544	$598,788	$(56,775)	$(2,376)	$826,609
Cumulative effect of accounting change – adoption of ASC 842, Leases	—	—	—	110	—	—	110
Stock-based compensation expense	—	—	1,890	—	—	—	1,890
Issuance of common stock under equity award plans, net of forfeitures	(168)	(2)	182	—	—	(180)	—
Shares repurchased for tax withholding on equity awards	(45)	—	(1,269)	—	—	—	(1,269)
Comprehensive income (loss)	—	—	—	11,687	3,014	—	14,701
Balance at March 31, 2019	42,565	426	287,347	610,585	(53,761)	(2,556)	842,041
Stock-based compensation expense	—	—	2,200	—	—	—	2,200
Issuance of common stock under equity award plans, net of forfeitures	26	—	123	—	—	(123)	—
Repurchase of common stock	—	—	—	—	—	(20,178)	(20,178)
Retirement of treasury stock	(500)	(5)	(791)	(12,063)	—	12,859	—
Comprehensive income (loss)	—	—	—	11,269	5,197	—	16,466
Balance at June 30, 2019	42,091	$421	$288,879	$609,791	$(48,564)	$(9,998)	$840,529

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2020	2019
Cash flows from operating activities:
Net income	$36,148	$22,956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25,206	27,066
Amortization of intangibles	8,212	8,413
Amortization of deferred grants	(170)	(181)
Impairment losses	1,800	1,711
Unrealized foreign currency transaction (gains) losses, net	510	(603)
Stock-based compensation expense	3,902	4,090
Deferred income tax provision (benefit)	564	325
Bad debt expense (reversals)	1,129	68
Unrealized (gains) losses and premiums on financial instruments, net	665	(304)
(Earnings) losses from equity method investees	547	233
Other	(104)	256
Changes in assets and liabilities, net of acquisitions:
Receivables, net	294	(1,214)
Prepaid expenses	(239)	(1,122)
Other current assets	(263)	(896)
Deferred charges and other assets	238	(3,196)
Accounts payable	(4,184)	(2,824)
Income taxes receivable / payable	2,324	(5,225)
Accrued employee compensation and benefits	6,998	6,489
Other accrued expenses and current liabilities	(279)	1,228
Deferred revenue and customer liabilities	(1,666)	(2,435)
Other long-term liabilities	6,585	1,086
Operating lease assets and liabilities	(1,575)	415
Net cash provided by operating activities	86,642	56,336
Cash flows from investing activities:
Capital expenditures	(22,880)	(16,390)
Other	592	284
Net cash (used for) investing activities	(22,288)	(16,106)
Cash flows from financing activities:
Payments of long-term debt	(47,000)	(18,000)
Proceeds from issuance of long-term debt	23,000	8,000
Cash paid for repurchase of common stock	(35,928)	(20,178)
Shares repurchased for tax withholding on equity awards	(1,133)	(1,269)
Cash paid for loan fees related to long-term debt	—	(1,098)
Other	—	(4)
Net cash (used for) financing activities	(61,061)	(32,549)
Effects of exchange rates on cash, cash equivalents and restricted cash	(1,795)	655
Net increase (decrease) in cash, cash equivalents and restricted cash	1,498	8,336
Cash, cash equivalents and restricted cash – beginning	129,185	130,231
Cash, cash equivalents and restricted cash – ending	$130,683	$138,567

Supplemental disclosures of cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$31,484	$29,119
Cash paid during period for interest	$1,009	$1,874
Cash paid during period for income taxes	$8,947	$12,567
Non-cash transactions:
Net right-of-use assets arising from new or remeasured operating lease liabilities	$12,976	$10,663
Property and equipment additions in accounts payable	$4,978	$2,663
Unrealized gain (loss) on postretirement obligation, net of taxes, in accumulated other comprehensive income (loss)	$(44)	$(10)

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Six Months Ended June 30, 2020 and 2019

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

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2020. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”) on February 27, 2020.

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

Due to the novel coronavirus (“COVID-19”) pandemic, there has been uncertainty and disruption in the global economy and financial markets. Other than where noted, the Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date and time of issuance of the condensed consolidated financial statements. These estimates may change, as new events occur, and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets that sum to the amounts reported in the Condensed Consolidated Statements of Cash Flows (in thousands):

	June 30, 2020	December 31, 2019	June 30, 2019	December 31, 2018
Cash and cash equivalents	$129,050	$127,246	$136,631	$128,697
Restricted cash included in "Other current assets"	318	568	566	149
Restricted cash included in "Deferred charges and other assets"	1,315	1,371	1,370	1,385
	$130,683	$129,185	$138,567	$130,231

Customer-Acquisition Advertising Costs — The Company’s advertising costs are expensed as incurred. Total advertising costs included in “Direct salaries and related costs” in the accompanying Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Customer-acquisition advertising costs	$9,826	$10,036	$20,008	$22,140

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

During the six months ended June 30, 2020, the Company recorded a $1.1 million increase to the allowance for credit losses related to its short-term trade receivables primarily as a result of deterioration in certain clients’ credit ratings reflecting current and expected economic conditions, and wrote off $0.4 million of the allowance for credit losses related to certain short-term trade receivables deemed to be uncollectible.

Note 2. Revenues

Revenues from Contracts with Customers

Revenues for customer engagement solutions and services are recognized over time using output methods such as a per minute, per hour, per call, per transaction or per time and materials basis. RPA services revenues are primarily recognized over time using output methods such as per time and materials basis. Revenues from fulfillment services are recognized upon shipment to the customer and satisfaction of all obligations. Revenues from enterprise support services are recognized over time using output methods such as number of positions filled.

Disaggregated Revenues

The Company disaggregates its revenues from contracts with customers by service type and delivery location (see Note 15, Segments and Geographic Information), for each of its reportable segments, as the Company believes it best depicts how the nature, amount, timing and uncertainty of its revenues and cash flows are affected by economic factors.

The following table represents revenues from contracts with customers disaggregated by service type and by the reportable segment for each category for the periods indicated (in thousands):

	Three Months Ended June 30,
	2020		2019
	Amount	% of Revenue	Amount	% of Revenue
Americas:
Customer engagement solutions and services	$338,963	81.3%	$310,070	79.8%
Other revenues	309	0.1%	237	0.0%
Total Americas	339,272	81.4%	310,307	79.8%
EMEA:
Customer engagement solutions and services	73,285	17.6%	68,643	17.6%
Other revenues	4,276	1.0%	10,033	2.6%
Total EMEA	77,561	18.6%	78,676	20.2%
Other:
Other revenues	—	0.0%	23	0.0%
Total Other	—	0.0%	23	0.0%
	$416,833	100.0%	$389,006	100.0%

The following table represents revenues from contracts with customers disaggregated by service type and by the reportable segment for each category for the periods indicated (in thousands):

	Six Months Ended June 30,
	2020		2019
	Amount	% of Revenue	Amount	% of Revenue
Americas:
Customer engagement solutions and services	$671,577	81.1%	$634,632	80.2%
Other revenues	621	0.1%	452	0.0%
Total Americas	672,198	81.2%	635,084	80.2%
EMEA:
Customer engagement solutions and services	145,918	17.6%	139,640	17.6%
Other revenues	9,876	1.2%	17,164	2.2%
Total EMEA	155,794	18.8%	156,804	19.8%
Other:
Other revenues	7	0.0%	43	0.0%
Total Other	7	0.0%	43	0.0%
	$827,999	100.0%	$791,931	100.0%

Trade Accounts Receivable

The Company’s noncurrent trade accounts receivable result from contracts with customers that include renewal provisions, and contracts with customers under multi-year arrangements. The Company’s trade accounts receivable, net, consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Trade accounts receivable, net, current (1)	$368,693	$375,136
Trade accounts receivable, net, noncurrent (2)	26,920	26,496
	$395,613	$401,632

(1) Included in “Receivables, net” in the accompanying Condensed Consolidated Balance Sheets.

(2) Included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets.

Deferred Revenue and Customer Liabilities

Deferred revenue and customer liabilities consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Deferred revenue	$3,475	$3,012
Customer arrangements with termination rights	14,554	15,024
Estimated refund liabilities	6,265	8,585
	$24,294	$26,621

The Company expects to recognize the majority of its deferred revenue as of June 30, 2020 over the next 180 days. Revenues of $0.2 million and $0.3 million were recognized during the three months ended June 30, 2020 and 2019, respectively, and revenues of $2.9 million and $3.4 million were recognized during the six months ended June 30, 2020 and 2019, respectively, from amounts included in deferred revenue at December 31, 2019 and 2018, respectively.

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

Leases

The Company leases facilities for its corporate headquarters, many of its customer engagement centers, several regional support offices and data centers. These leases are classified as operating leases and are included in

“Operating lease right-of-use assets,” “Operating lease liabilities” and “Long-term operating lease liabilities” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2020. The Company has no finance leases.

Lease costs, net of sublease income, of $15.5 million and $16.2 million for the three months ended June 30, 2020 and 2019, respectively, and $31.5 million and $32.1 million for the six months ended June 30, 2020 and 2019, respectively, were primarily included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Income.

Additional supplemental information related to leases was as follows:

	June 30, 2020	December 31, 2019
Weighted average remaining lease term of operating leases	4.8 years	5.1 years
Weighted average discount rate of operating leases	3.5%	3.7%

Maturities of operating lease liabilities as of June 30, 2020 were as follows (in thousands):

Amount
2020 (remainder of the year)	$28,288
2021	58,340
2022	44,905
2023	30,407
2024	21,307
2025 and thereafter	37,962
Total future lease payments	221,209
Less: Imputed interest	18,949
Present value of future lease payments	202,260
Less: Operating lease liabilities	54,948
Long-term operating lease liabilities	$147,312

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

The cumulative costs incurred to date related to cash and non-cash expenditures resulting from the Americas 2018 and 2019 Exit Plans are outlined below as of June 30, 2020 (in thousands):

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

The Company has paid a total of $12.8 million in cash through June 30, 2020, of which $10.5 million related to the Americas 2018 Exit Plan and $2.3 million related to the Americas 2019 Exit Plan.

The Americas 2018 and 2019 Exit Plan activity during the three and six months ended June 30, 2020 consisted of cash payments due under the respective plans.

The following table summarizes the accrued liability and related activity for the three months ended June 30, 2019 (in thousands):

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

The following table summarizes the accrued liability and related activity for the six months ended June 30, 2019 (in thousands):

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

Restructuring Liability Classification

The following table summarizes the Company’s short-term and long-term accrued liabilities associated with its Americas 2018 and 2019 Exit Plans (in thousands):

	Americas 2018 Exit Plan		Americas 2019 Exit Plan
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Lease obligations and facility exit costs:
Included in "Other accrued expenses and current liabilities"	67	54	—	—
Included in "Other long-term liabilities"	—	27	—	—
	67	81	—	—
Severance and related costs:
Included in "Accrued employee compensation and benefits"	—	6	—	479
Included in "Other accrued expenses and current liabilities"	—	—	—	2
	—	6	—	481
	$67	$87	$—	$481

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

The Company's assets and liabilities measured at fair value on a recurring basis subject to the requirements of ASC 820 consisted of the following (in thousands):

		Fair Value Measurements Using:
	Balance at	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2020	Level 1	Level 2	Level 3
Assets:
Foreign currency contracts (1)	$1,833	$—	$1,833	$—
Equity investments held in rabbi trust for the Deferred Compensation Plan (2)	8,711	8,711	—	—
Debt investments held in rabbi trust for the Deferred Compensation Plan (2)	5,306	5,306	—	—
	$15,850	$14,017	$1,833	$—
Liabilities:
Foreign currency contracts (1)	$622	$—	$622	$—
	$622	$—	$622	$—

		Fair Value Measurements Using:
	Balance at	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2019	Level 1	Level 2	Level 3
Assets:
Foreign currency contracts (1)	$3,607	$—	$3,607	$—
Equity investments held in rabbi trust for the Deferred Compensation Plan (2)	9,125	9,125	—	—
Debt investments held in rabbi trust for the Deferred Compensation Plan (2)	4,802	4,802	—	—
	$17,534	$13,927	$3,607	$—
Liabilities:
Foreign currency contracts (1)	$251	$—	$251	$—
	$251	$—	$251	$—

(1) See Note 7, Financial Derivatives, for the classification in the accompanying Condensed Consolidated Balance Sheets.

(2) Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheets.  See Note 8, Investments Held in Rabbi Trust.

Non-Recurring Fair Value

Certain assets, under certain conditions, are measured at fair value on a nonrecurring basis utilizing Level 3 inputs, like those associated with acquired businesses, including goodwill, other intangible assets, other long-lived assets, ROU assets and equity method investments. For these assets, measurement at fair value in periods subsequent to their initial recognition would be applicable if these assets were determined to be impaired. The adjusted carrying values for assets measured at fair value on a nonrecurring basis (no liabilities) subject to the requirements of ASC 820 were not material at June 30, 2020 and December 31, 2019.

The following table summarizes the total impairment losses in the accompanying Condensed Consolidated Statements of Operations related to nonrecurring fair value measurements of certain assets (no liabilities) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Americas:
Property and equipment, net	$760	$—	$760	$343
Operating lease right-of-use assets	1,040	129	1,040	1,368
	$1,800	$129	$1,800	$1,711

In connection with the closure of certain under-utilized customer engagement centers and the consolidation of leased space in the U.S., the Company recorded impairment charges during the three and six months ended June 30, 2020 related to the exit of leased facilities as well as leasehold improvements, equipment, furniture and fixtures which were not recoverable.

In connection with the closure of certain under-utilized customer engagement centers and the consolidation of leased space in the U.S. and Canada, the Company recorded impairment charges during the three and six months ended June 30, 2019 related to the exit of leased facilities as well as leasehold improvements, equipment, furniture and fixtures which were not recoverable. See Note 4, Costs Associated with Exit or Disposal Activities, for further information.

Note 6. Goodwill and Intangible Assets

Intangible Assets

The following table presents the Company’s purchased intangible assets as of June 30, 2020 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Intangible assets subject to amortization:
Customer relationships	$188,875	$(126,829)	$62,046	10
Trade names and trademarks	19,123	(14,043)	5,080	8
Non-compete agreements	923	(508)	415	3
Content library	507	(507)	—	2
Proprietary software	870	(765)	105	5
Intangible assets not subject to amortization:
Domain names	80,927	—	80,927	N/A
	$291,225	$(142,652)	$148,573	4

The following table presents the Company’s purchased intangible assets as of December 31, 2019 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Intangible assets subject to amortization:
Customer relationships	$191,171	$(121,074)	$70,097	10
Trade names and trademarks	19,380	(12,929)	6,451	8
Non-compete agreements	2,769	(2,181)	588	3
Content library	506	(506)	—	2
Proprietary software	870	(695)	175	5
Intangible assets not subject to amortization:
Domain names	81,109	—	81,109	N/A
	$295,805	$(137,385)	$158,420	5

The Company’s estimated future amortization expense for the succeeding years relating to the purchased intangible assets resulting from acquisitions completed prior to June 30, 2020 is as follows (in thousands):

Amount
2020 (remainder of the year)	$5,706
2021	9,341
2022	8,057
2023	7,220
2024	6,975
2025	6,851
2026 and thereafter	23,496

Goodwill

Changes in goodwill for the six months ended June 30, 2020 consisted of the following (in thousands):

	January 1, 2020	Acquisition- Related	Effect of Foreign Currency	June 30, 2020
Americas	$259,953	$—	$(2,038)	$257,915
EMEA	51,294	—	(2,497)	48,797
	$311,247	$—	$(4,535)	$306,712

Changes in goodwill for the year ended December 31, 2019 consisted of the following (in thousands):

	January 1, 2019	Acquisition- Related (1)	Effect of Foreign Currency	December 31, 2019
Americas	$255,436	$1,202	$3,315	$259,953
EMEA	47,081	2,421	1,792	51,294
	$302,517	$3,623	$5,107	$311,247

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

The Clearlink, Symphony, Latin America and Qelp reporting units are at risk of future impairment if projected operating results are not met or other inputs into the fair value measurement model change. Symphony’s on-site consulting model has been negatively impacted by travel and shelter-in-place restrictions imposed by governments and businesses to reduce the spread of COVID-19. There is significant uncertainty regarding the length of time these restrictions will remain in place. An impairment charge may arise in the future if Symphony’s operations experience a prolonged delay in the resumption of its operations or a significant shift in client demand results from the economic downturn. As of June 30, 2020, the Company believes there was no impairment related to Symphony’s $39.0 million of goodwill.

As of June 30, 2020, the Company believes there were no indicators of impairment related to Clearlink’s $74.2 million of goodwill, Latin America’s $18.9 million of goodwill and Qelp’s $9.8 million of goodwill.

Note 7. Financial Derivatives

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

The deferred gains (losses) and related taxes on the Company’s cash flow hedges recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) in the accompanying Condensed Consolidated Balance Sheets were as follows (in thousands):

	June 30, 2020	December 31, 2019
Deferred gains (losses) in AOCI	$740	$2,221
Tax on deferred gains (losses) in AOCI	(45)	69
Deferred gains (losses) in AOCI, net of taxes	$695	$2,290
Deferred gains (losses) expected to be reclassified to "Revenues" from AOCI during the next twelve months	$690

Deferred gains (losses) and other future reclassifications from AOCI will fluctuate with movements in the underlying market price of the forward contracts and options as well as the related settlement of forecasted transactions.

Non-Designated Hedges

Foreign Currency Forward Contracts — The Company also periodically enters into foreign currency hedge contracts that are not designated as hedges as defined under ASC 815. The purpose of these derivative instruments is to protect the Company’s interests against adverse foreign currency moves relating primarily to intercompany receivables and payables, and other assets and liabilities that are denominated in currencies other than the Company’s subsidiaries’ functional currencies.

The Company had the following outstanding foreign currency forward contracts and options (in thousands):

	June 30, 2020		December 31, 2019
Contract Type	Notional Amount in USD	Settle Through Date	Notional Amount in USD	Settle Through Date
Cash flow hedges:
Options:
US Dollars/Philippine Pesos	$40,000	December 2020	$74,000	December 2020
Forwards:
US Dollars/Costa Rican Colones	64,000	August 2021	42,000	December 2020
Euros/Hungarian Forints	1,751	December 2020	—	—
Euros/Romanian Leis	7,556	December 2020	—	—
Non-designated hedges:
Forwards	9,405	November 2021	19,295	November 2021

Master netting agreements exist with each respective counterparty to reduce credit risk by permitting net settlement of derivative positions. In the event of default by the Company or one of its counterparties, these agreements include a set-off clause that provides the non-defaulting party the right to net settle all derivative transactions, regardless of the currency and settlement date.  The maximum amount of loss due to credit risk that, based on gross fair value, the Company would incur if parties to the derivative transactions that make up the concentration failed to perform according to the terms of the contracts was $1.8 million and $3.6 million as of June 30, 2020 and December 31, 2019, respectively.  After consideration of these netting arrangements and offsetting positions by counterparty, the total net settlement amount as it relates to these positions are asset positions of $1.5 million and $3.4 million as of June 30, 2020 and December 31, 2019, respectively, and liability positions of $0.3 million and $0 as of June 30, 2020 and December 31, 2019, respectively.

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

The following tables present the fair value of the Company’s derivative instruments included in the accompanying Condensed Consolidated Balance Sheets (in thousands):

		Derivative Assets
	Balance Sheet Location	June 30, 2020	December 31, 2019
Derivatives designated as cash flow hedging instruments:
Foreign currency contracts	Other current assets	$1,678	$3,051
Foreign currency contracts	Deferred charges and other assets	50	—
		1,728	3,051
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	53	322
Foreign currency contracts	Deferred charges and other assets	52	234
Total derivative assets		$1,833	$3,607

		Derivative Liabilities
	Balance Sheet Location	June 30, 2020	December 31, 2019
Derivatives designated as cash flow hedging instruments:
Foreign currency contracts	Other accrued expenses and current liabilities	$622	$138
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other accrued expenses and current liabilities	—	113
Total derivative liabilities		$622	$251

The following table presents the effect of the Company’s derivative instruments included in the accompanying condensed consolidated financial statements (in thousands):

	Location of Gains	Three Months Ended June 30,		Six Months Ended June 30,
	(Losses) in Net Income	2020	2019	2020	2019
Revenues		$416,833	$389,006	$827,999	$791,931

Derivatives designated as cash flow hedging instruments:
Gains (losses) recognized in AOCI:
Foreign currency contracts		1,179	3,586	868	4,769
Gains (losses) reclassified from AOCI:
Foreign currency contracts	Revenues	1,438	631	2,364	130
Derivatives not designated as hedging instruments:
Gains (losses) recognized from foreign currency contracts	Other income (expense), net	$(164)	$(432)	$(410)	$(465)

Note 8.  Investments Held in Rabbi Trust

The Company’s investments held in rabbi trust, classified as trading securities and included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheets, at fair value, consist of the following (in thousands):

	June 30, 2020		December 31, 2019
	Cost	Fair Value	Cost	Fair Value
Mutual funds	$10,170	$14,017	$9,777	$13,927

The mutual funds held in rabbi trust were 62% equity-based and 38% debt-based as of June 30, 2020. Net investment gains (losses) included in “Other income (expense), net” in the accompanying Condensed Consolidated Statements of Operations consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net realized gains (losses) from sale of trading securities	$12	$5	$62	$66
Dividend and interest income	48	53	81	82
Net unrealized holding gains (losses)	1,756	368	(384)	1,458
	$1,816	$426	$(241)	$1,606

Note 9. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) consist of the following (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Net Investment Hedge	Unrealized Gain (Loss) on Cash Flow Hedging Instruments	Unrealized Actuarial Gain (Loss) Related to Pension Liability	Unrealized Gain (Loss) on Postretirement Obligation	Total
Balance at January 1, 2019	$(58,253)	$1,046	$(1,864)	$2,256	$40	$(56,775)
Pre-tax amount	5,462	—	6,978	108	—	12,548
Tax (provision) benefit	—	—	20	(23)	—	(3)
Reclassification of (gain) loss to net income	—	—	(2,719)	(100)	48	(2,771)
Foreign currency translation	42	—	(125)	83	—	—
Balance at December 31, 2019	(52,749)	1,046	2,290	2,324	88	(47,001)
Pre-tax amount	(12,979)	—	868	—	—	(12,111)
Tax (provision) benefit	—	—	(184)	7	—	(177)
Reclassification of (gain) loss to net income	—	—	(2,294)	(53)	(44)	(2,391)
Foreign currency translation	(60)	—	15	45	—	—
Balance at June 30, 2020	$(65,788)	$1,046	$695	$2,323	$44	$(61,680)

The following table summarizes the amounts reclassified to net income from accumulated other comprehensive income (loss) and the associated line item in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Statements of Operations
	2020	2019	2020	2019	Location
Gain (loss) on cash flow hedging instruments: (1)
Pre-tax amount	$1,438	$631	$2,364	$130	Revenues
Tax (provision) benefit	(42)	(35)	(70)	(45)	Income taxes
Reclassification to net income	1,396	596	2,294	85
Actuarial gain (loss) related to pension liability: (2)
Pre-tax amount	23	21	46	42	Other income (expense), net
Tax (provision) benefit	4	3	7	6	Income taxes
Reclassification to net income	27	24	53	48
Gain (loss) on postretirement obligation: (2)(3)
Reclassification to net income	22	5	44	10	Other income (expense), net
	$1,445	$625	$2,391	$143

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

Note 10. Income Taxes

The Company’s effective tax rates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Effective tax rate	22.3%	18.0%	24.3%	23.7%

The increase in the effective tax rate for the three months ended June 30, 2020 as compared to 2019 was primarily due to an election made during the three months ended June 30, 2019 to step up tax basis in a foreign subsidiary which resulted in a $0.6 million discrete tax benefit.  The increase was also affected by shifts in earnings among the various jurisdictions in which the Company operates. Several additional factors, none of which were individually material, also impacted the rate. The difference between the Company’s effective tax rate as compared to the U.S. statutory federal tax rate of 21.0% was primarily due to the tax impact of permanent differences, state income and foreign withholding taxes, partially offset by the recognition of net tax benefits resulting from foreign tax rate differentials, income earned in certain tax holiday jurisdictions and tax credits.

The increase in the effective tax rate for the six months ended June 30, 2020 as compared to 2019 was primarily due to the aforementioned election to step up tax basis in a foreign subsidiary, partially offset by shifts in earnings among the various jurisdictions in which the Company operates. Several additional factors, none of which were individually material, also impacted the rate. The difference between the Company’s effective tax rate as compared to the U.S. statutory federal tax rate of 21.0% was primarily due to the tax impact of permanent differences, state income and foreign withholding taxes, partially offset by the recognition of net tax benefits resulting from foreign tax rate differentials, income earned in certain tax holiday jurisdictions and tax credits.

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

The numbers of shares used in the earnings per share computation were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic:
Weighted average common shares outstanding	40,318	42,038	40,726	42,107
Diluted:
Dilutive effect of stock appreciation rights, restricted stock, restricted stock units and shares held in rabbi trust	62	56	131	93
Total weighted average diluted shares outstanding	40,380	42,094	40,857	42,200
Anti-dilutive shares excluded from the diluted earnings per share calculation	101	207	51	164

On August 18, 2011, the Company’s Board of Directors (the “Board”) authorized the Company to purchase up to 5.0 million shares of its outstanding common stock (the “2011 Share Repurchase Program”). On March 16, 2016, the Board authorized an increase of 5.0 million shares to the 2011 Share Repurchase Program for a total of 10.0 million shares.  A total of 7.8 million shares have been repurchased under the 2011 Share Repurchase Program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price, management discretion and general market conditions. The 2011 Share Repurchase Program has no expiration date.

The shares repurchased under the Company’s 2011 Share Repurchase Program were as follows (in thousands, except per share amounts):

	Total Number of			Total Cost of
	Shares	Range of Prices Paid Per Share		Shares
	Repurchased	Low	High	Repurchased
Three Months Ended:
June 30, 2020	500	$23.90	$27.94	$13,019
June 30, 2019	771	$24.72	$27.30	$20,178
Six Months Ended:
June 30, 2020	1,360	$23.33	$31.91	$35,928
June 30, 2019	771	$24.72	$27.30	$20,178

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

The Company received a state audit assessment and is currently rebutting the position. The Company has determined that the likelihood of a liability is reasonably possible and developed a range of possible loss up to $1.9 million, net of federal benefit, as of June 30, 2020.

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

Note 13. Defined Benefit Pension Plan and Postretirement Benefits

Defined Benefit Pension Plans

The following table provides information about the net periodic benefit cost for the Company’s pension plans (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Service cost	$108	$100	$213	$198
Interest cost	52	62	103	124
Recognized actuarial (gains)	(23)	(21)	(46)	(42)
	$137	$141	$270	$280

The Company’s service cost for its qualified pension plans was included in “Direct salaries and related costs” and “General and administrative” costs in its Condensed Consolidated Statements of Operations for the three and six months ended June 30, 3020 and 2019. The remaining components of net periodic benefit cost were included in

“Other income (expense), net” in the Company’s Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
401(k) plan contributions	$711	$419	$1,491	$885

Note 14. Stock-Based Compensation

The following table summarizes the stock-based compensation expense (primarily in the Americas) and income tax benefits related to the stock-based compensation, both plan and non-plan related (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock-based compensation (expense) (1)	$(2,042)	$(2,200)	$(3,902)	$(4,090)
Income tax benefit (2)	490	528	936	982

(1) Included in "General and administrative" costs in the accompanying Condensed Consolidated Statements of Operations.

(2) Included in "Income taxes" in the accompanying Condensed Consolidated Statements of Operations.

During the six months ended June 30, 2020, the Company granted 0.4 million performance-based restricted shares/restricted stock units and 0.2 million service-based restricted shares/restricted stock units under the Company’s 2019 Plan, all at a weighted average grant-date fair value of $25.60 per share.

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

Information about the Company’s reportable segments is as follows (in thousands):

	Americas	EMEA	Other (1)	Consolidated
Three Months Ended June 30, 2020:
Revenues	$339,272	$77,561	$—	$416,833
Percentage of revenues	81.4%	18.6%	0.0%	100.0%
Depreciation, net	$10,088	$1,818	$724	$12,630
Amortization of intangibles	$3,281	$812	$—	$4,093
Income (loss) from operations	$40,479	$4,078	$(17,344)	$27,213
Total other income (expense), net			1,402	1,402
Income taxes			(6,385)	(6,385)
Net income				$22,230
Three Months Ended June 30, 2019:
Revenues	$310,307	$78,676	$23	$389,006
Percentage of revenues	79.8%	20.2%	0.0%	100.0%
Depreciation, net	$10,659	$1,628	$765	$13,052
Amortization of intangibles	$3,288	$839	$—	$4,127
Income (loss) from operations	$26,584	$4,661	$(15,990)	$15,255
Total other income (expense), net			(1,520)	(1,520)
Income taxes			(2,466)	(2,466)
Net income				$11,269
Six Months Ended June 30, 2020:
Revenues	$672,198	$155,794	$7	$827,999
Percentage of revenues	81.2%	18.8%	0.0%	100.0%
Depreciation, net	$20,121	$3,523	$1,447	$25,091
Amortization of intangibles	$6,567	$1,645	$—	$8,212
Income (loss) from operations	$76,258	$7,258	$(31,909)	$51,607
Total other income (expense), net			(3,848)	(3,848)
Income taxes			(11,611)	(11,611)
Net income				$36,148
Six Months Ended June 30, 2019:
Revenues	$635,084	$156,804	$43	$791,931
Percentage of revenues	80.2%	19.8%	0.0%	100.0%
Depreciation, net	$22,166	$3,254	$1,529	$26,949
Amortization of intangibles	$6,726	$1,687	$—	$8,413
Income (loss) from operations	$56,652	$6,152	$(30,797)	$32,007
Total other income (expense), net			(1,903)	(1,903)
Income taxes			(7,148)	(7,148)
Net income				$22,956

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

The following table represents a disaggregation of revenue from contracts with customers by delivery location and by the reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Americas:
United States	$164,773	$144,736	$322,437	$306,768
The Philippines	62,567	58,793	127,006	114,871
Costa Rica	39,250	31,579	74,131	62,296
Canada	22,955	24,506	48,196	50,070
El Salvador	16,902	20,067	35,622	40,543
Other	32,825	30,626	64,806	60,536
Total Americas	339,272	310,307	672,198	635,084
EMEA:
Germany	24,116	22,813	48,767	46,677
Other	53,445	55,863	107,027	110,127
Total EMEA	77,561	78,676	155,794	156,804
Total Other	—	23	7	43
	$416,833	$389,006	$827,999	$791,931

Note 16. Other Income (Expense)

Other income (expense), net consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Foreign currency transaction gains (losses)	$48	$(361)	$(1,558)	$(537)
Gains (losses) on derivative instruments not designated as hedges	(164)	(432)	(410)	(465)
Net investment gains (losses) on investments held in rabbi trust	1,816	426	(241)	1,606
Other miscellaneous income (expense)	97	(166)	(787)	(527)
	$1,797	$(533)	$(2,996)	$77

Note 17. Related Party Transactions

In January 2008, the Company entered into a lease for a customer engagement center located in Kingstree, South Carolina. The landlord, Kingstree Office One, LLC, is an entity controlled by John H. Sykes, the founder, former Chairman and former Chief Executive Officer of the Company and the father of Charles Sykes, President and Chief Executive Officer of the Company. The lease payments on the 20-year lease were negotiated at or below market rates, and the lease is cancellable at the option of the Company. The Company paid $0.1 million to the landlord during both the three months ended June 30, 2020 and 2019, and $0.2 million during both the six months ended June 30, 2020 and 2019, under the terms of the lease.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Sykes Enterprises, Incorporated

400 North Ashley Drive

Tampa, Florida

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries (the "Company") as of June 30, 2020, the related condensed consolidated statements of operations, comprehensive income (loss), and changes in shareholders’ equity for the three-month and six-month periods ended June 30, 2020 and 2019, and of cash flows for the six-month periods ended June 30, 2020 and 2019, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

August 4, 2020

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

Our discussion and analysis may contain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on current expectations, estimates, forecasts, and projections about SYKES, our beliefs, and assumptions made by us, including our belief that our operations have not been materially impacted by the April 2020 cyber incident, as discussed in Note 18, Subsequent Event, in our Form 10-Q for the three months ended March 31, 2020, as filed with the SEC. In addition, we may make other written or oral statements, which constitute forward-looking statements, from time to time. Words such as "believe," "estimate," "project," "expect," “intend,” “may," "anticipate," "plan," "seek," variations of such words, and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe our future plans, objectives, or goals also are forward-looking statements. Further, statements about the effects of the novel coronavirus (“COVID-19”) pandemic on our business, operations, financial performance and prospects may constitute forward-looking statements and are subject to the risk that the actual impacts may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond our control, including the scope and duration of the pandemic, actions taken by governmental authorities in response to the pandemic, and the direct and indirect impact of the pandemic on our clients, third parties and us.  These statements are not guarantees of future performance and are subject to a number of risks and uncertainties, including those discussed below and elsewhere in this report. Our actual results may differ materially from what is expressed or forecasted in such forward-looking statements, and undue reliance should not be placed on such statements. All forward-looking statements are made as of the date hereof, and we undertake no obligation to update any such forward-looking statements, whether as a result of new information, future events or otherwise.

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

Executive Summary

We are a leading provider of multichannel demand generation and global comprehensive customer engagement services. We provide differentiated full lifecycle customer engagement solutions and services primarily to Global 2000 companies and their end customers, principally in the financial services, communications, technology, transportation & leisure, healthcare and other industries. Our differentiated full lifecycle management services platform effectively engages customers at every touchpoint within the customer journey, including digital marketing and acquisition, sales expertise, customer service, technical support and retention, many of which can be optimized by a suite of robotic process automation (“RPA”) and artificial intelligence (“AI”) solutions. We serve our clients through two geographic operating regions: the Americas (United States, Canada, Latin America, Australia and the Asia Pacific Rim) and EMEA (Europe, the Middle East and Africa). Our Americas and EMEA regions primarily provide customer engagement solutions and services with an emphasis on inbound multichannel demand generation, customer service and technical support to our clients’ customers. These services, which represented 98.9% and 97.4% of consolidated revenues during the three months ended June 30, 2020 and 2019, respectively, and 98.7% and 97.8% during the six months ended June 30, 2020 and 2019, respectively, are delivered through multiple communication channels including phone, e-mail, social media, text messaging, chat and digital self-service. We also provide various enterprise support services in the United States (“U.S.”) that include services for our clients’ internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, we also provide fulfillment services, which include order processing, payment processing, inventory control, product delivery and product returns handling. Additionally, through our acquisition of RPA provider Symphony Ventures Ltd (“Symphony”) coupled with our investment in AI through XSell Technologies, Inc. (“XSell”), we also provide a suite of solutions such as consulting, implementation, hosting and managed services that optimizes our differentiated full lifecycle management services platform. Our complete service offering helps our clients acquire, retain and increase the lifetime value of their customer relationships. We have developed an extensive global reach with customer engagement centers across six continents, including North America, South America, Europe, Asia, Australia and Africa.  We deliver cost-effective solutions that generate demand, enhance the customer service experience, promote stronger brand loyalty, and bring about high levels of performance and profitability.

Recent Developments

Coronavirus

On March 11, 2020, the World Health Organization characterized COVID-19 a pandemic. The global nature, rapid spread and continually evolving response by governments throughout the world to combat the spread has had a negative impact on the global economy. Certain of our customer engagement centers have been impacted by local government actions restricting facility access or are operating at lower capacity utilization levels to achieve social distancing. We are committed to the health and safety of our workforce and ensuring business continuity for the brands we serve. In response, we have shifted as many employees as possible to a work-at-home model. As of the middle of July 2020, approximately 95% of agents assigned to our brick-and-mortar facilities are working at our centers or from home across the world with 70% having transitioned to a work-at-home model. Approximately 5% of our agents lack the technical infrastructure to work from home. Our operations in the Philippines, El Salvador and Mexico have been most impacted by the governmental restrictions.

We continue to closely monitor the prevalence of COVID-19 in the communities where our centers are located as well as guidance from public health authorities, federal and local agencies and municipalities. We will work with employees and clients to transition agents back to our centers based on that guidance, but risk further disruption to our business if COVID-19 returns or governments reimpose restrictions.

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

Results of Operations

The following table sets forth, for the periods indicated, the amounts presented in the accompanying Condensed Consolidated Statements of Operations as well as the change between the respective periods:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2020	2019	$ Change	2020	2019	$ Change
Revenues	$416,833	$389,006	$27,827	$827,999	$791,931	$36,068
Operating expenses:
Direct salaries and related costs	268,433	252,161	16,272	535,378	513,889	21,489
General and administrative	102,664	104,282	(1,618)	205,911	208,962	(3,051)
Depreciation, net	12,630	13,052	(422)	25,091	26,949	(1,858)
Amortization of intangibles	4,093	4,127	(34)	8,212	8,413	(201)
Impairment of long-lived assets	1,800	129	1,671	1,800	1,711	89
Total operating expenses	389,620	373,751	15,869	776,392	759,924	16,468
Income from operations	27,213	15,255	11,958	51,607	32,007	19,600

Other income (expense):
Interest income	165	192	(27)	428	377	51
Interest (expense)	(560)	(1,179)	619	(1,280)	(2,357)	1,077
Other income (expense), net	1,797	(533)	2,330	(2,996)	77	(3,073)
Total other income (expense), net	1,402	(1,520)	2,922	(3,848)	(1,903)	(1,945)

Income before income taxes	28,615	13,735	14,880	47,759	30,104	17,655
Income taxes	6,385	2,466	3,919	11,611	7,148	4,463
Net income	$22,230	$11,269	$10,961	$36,148	$22,956	$13,192

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

Revenues

	Three Months Ended June 30,
	2020		2019
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change
Americas	$339,272	81.4%	$310,307	79.8%	$28,965
EMEA	77,561	18.6%	78,676	20.2%	(1,115)
Other	-	0.0%	23	0.0%	(23)
Consolidated	$416,833	100.0%	$389,006	100.0%	$27,827

Consolidated revenues increased $27.8 million, or 7.2%, for the three months ended June 30, 2020 from the comparable period in 2019.

The increase in Americas’ revenues was due to higher volumes from existing clients of $40.6 million and new clients of $11.4 million, partially offset by end-of-life client programs of $21.5 million primarily in the communications vertical and an unfavorable foreign currency impact of $1.6 million. Revenues from our offshore operations represented 42.6% of Americas’ revenues in 2020, compared to 43.1% for the comparable period in 2019.

The decrease in EMEA’s revenues was due to end-of-life client programs of $2.6 million primarily in the communications and other verticals and an unfavorable foreign currency impact of $2.4 million, partially offset by new clients of $2.5 million and higher volumes from existing clients of $1.4 million.

On a consolidated basis, we had 48,600 brick-and-mortar seats as of June 30, 2020, an increase of 1,200 seats from the comparable period in 2019. Virtually all of this additional capacity was demand driven and was contracted at the start of the year. On a segment basis, 40,400 seats were located in the Americas, an increase of 700 seats from the comparable period in 2019, and 8,200 seats were located in EMEA, an increase of 500 seats from the comparable period in 2019.

On a consolidated basis, the capacity utilization rate was 73%, compared to 71% in the comparable period in 2019, primarily driven by higher demand coupled with our ability to rapidly mobilize our brick-and-mortar agents to the home agent platform globally to service that demand. As of the middle of July 2020, approximately 70% of agents who typically work in our brick-and-mortar facilities have transitioned to work at home, 25% are working in our facilities and the remaining 5% of agents are at home but idle.

The capacity utilization rate for the Americas in 2020 was 73%, compared to 70% in the comparable period in 2019, with the increase driven by higher demand. The capacity utilization rate for EMEA in 2020 was 69%, compared to 74% in the comparable period in 2019, with the decrease due to the timing of the capacity additions contracted at the start of the year. We strive to attain a capacity utilization rate of 85% at each of our locations.  Capacity utilization is measured by taking the number of agents and indirect support headcount and dividing it by the number of seats provisioned for utilization.  Capacity utilization is a critical metric for us as it is used as an input to the pricing, revenue and margin drivers of our business as well as capital allocation.

Direct Salaries and Related Costs

	Three Months Ended June 30,
	2020		2019
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$214,606	63.3%	$197,879	63.8%	$16,727	-0.5%
EMEA	53,827	69.4%	54,282	69.0%	(455)	0.4%
Consolidated	$268,433	64.4%	$252,161	64.8%	$16,272	-0.4%

The increase of $16.3 million in direct salaries and related costs included a favorable foreign currency impact of $0.7 million in the Americas and a favorable foreign currency impact of $1.9 million in EMEA.

The decrease in Americas’ direct salaries and related costs, as a percentage of revenues, was primarily attributable to lower recruiting costs of 0.5%, lower auto tow claim costs of 0.4%, lower customer-acquisition advertising costs of 0.3%, lower communications costs of 0.3% and lower other costs of 0.2%, partially offset by higher travel costs of 0.7% and higher compensation costs of 0.5%.

The increase in EMEA’s direct salaries and related costs, as a percentage of revenues, was primarily attributable to higher compensation costs of 2.3% driven by a decrease in consultant productivity at Symphony resulting principally from project delays due to COVID-19 in the current period and higher software and maintenance costs of 0.2%, partially offset by lower software purchased for resale of 1.1% due primarily to the aforementioned project delays, lower travel costs of 0.6%, lower auto and parking costs of 0.2% and lower other costs of 0.2%.

General and Administrative

	Three Months Ended June 30,
	2020		2019
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$69,018	20.3%	$71,768	23.1%	$(2,750)	-2.8%
EMEA	17,026	22.0%	17,266	21.9%	(240)	0.1%
Other	16,620	-	15,248	-	1,372	-
Consolidated	$102,664	24.6%	$104,282	26.8%	$(1,618)	-2.2%

The decrease of $1.6 million in general and administrative expenses included a favorable foreign currency impact of $0.5 million in the Americas and a favorable foreign currency impact of $0.5 million in EMEA.

The decrease in Americas’ general and administrative expenses, as a percentage of revenues, was primarily attributable to lower facility-related costs of 1.2% was primarily attributable to COVID-19 restrictions related to the on-site facility occupancy rates as well as fewer sites in operation, lower compensation costs of 0.5%, lower travel costs of 0.4%, lower software and maintenance costs of 0.3% and lower other costs of 0.4%.

The increase in EMEA’s general and administrative expenses, as a percentage of revenues, was primarily attributable to higher compensation costs of 1.0% and higher software and maintenance costs of 0.4%, partially offset by lower travel costs of 0.7%, lower legal and professional fees of 0.3%, lower technology equipment and maintenance costs of 0.2% and lower other costs of 0.1%.

The increase in Other general and administrative expenses, which includes corporate and other costs, was primarily attributable to higher compensation costs of $1.9 million and higher software and maintenance costs of $0.2 million, partially offset by lower travel costs of $0.4 million and lower other costs of $0.3 million.

Depreciation, Amortization and Impairment of Long-Lived Assets

	Three Months Ended June 30,
	2020		2019
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Depreciation, net:
Americas	$10,088	3.0%	$10,659	3.4%	$(571)	-0.4%
EMEA	1,818	2.3%	1,628	2.1%	190	0.2%
Other	724	-	765	-	(41)	-
Consolidated	$12,630	3.0%	$13,052	3.4%	$(422)	-0.4%

Amortization of intangibles:
Americas	$3,281	1.0%	$3,288	1.1%	$(7)	-0.1%
EMEA	812	1.0%	839	1.1%	(27)	-0.1%
Other	—	-	—	-	—	-
Consolidated	$4,093	1.0%	$4,127	1.1%	$(34)	-0.1%

Impairment of long-lived assets:
Americas	$1,800	0.5%	$129	0.0%	$1,671	0.5%
EMEA	—	0.0%	—	0.0%	—	0.0%
Other	—	-	—	-	—	-
Consolidated	$1,800	0.4%	$129	0.0%	$1,671	0.4%

The decrease in depreciation was primarily due to the impact since the prior period of certain fully depreciated fixed assets, partially offset by new depreciable fixed assets placed into service supporting site expansions and infrastructure upgrades.

Amortization remained consistent with the comparable period.

See Note 5, Fair Value, in the accompanying “Notes to Condensed Consolidated Financial Statements” for further information on the impairment of long-lived assets.

Other Income (Expense)

	Three Months Ended June 30,
(in thousands)	2020	2019	$ Change
Interest income	$165	$192	$(27)

Interest (expense)	$(560)	$(1,179)	$619

Other income (expense), net:
Foreign currency transaction gains (losses)	$48	$(361)	$409
Gains (losses) on derivative instruments not designated as hedges	(164)	(432)	268
Gains (losses) on investments held in rabbi trust	1,816	426	1,390
Other miscellaneous income (expense)	97	(166)	263
Total other income (expense), net	$1,797	$(533)	$2,330

Interest income remained consistent with the comparable period.

The decrease in interest (expense) was primarily due to lower average outstanding borrowings and lower average interest rates than in the comparable period.

The change in other income (expense), net, was primarily due to an increase in value of investments held in rabbi trust and an increase in foreign exchange gains over the comparable period.

See Note 8, Investments Held in Rabbi Trust, in the accompanying “Notes to Condensed Consolidated Financial Statements” for further information.

Income Taxes

	Three Months Ended June 30,
(in thousands)	2020	2019	$ Change
Income before income taxes	$28,615	$13,735	$14,880
Income taxes	6,385	2,466	3,919
			% Change
Effective tax rate	22.3%	18.0%	4.3%

The increase in the effective tax rate in 2020 compared to 2019 was primarily due to an election made during the three months ended June 30, 2019 to step up tax basis in a foreign subsidiary which resulted in a $0.6 million discrete tax benefit.  The increase was also affected by shifts in earnings among the various jurisdictions in which we operate. Several additional factors, none of which are individually material, also impacted the rate.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

Revenues

	Six Months Ended June 30,
	2020		2019
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change
Americas	$672,198	81.2%	$635,084	80.2%	$37,114
EMEA	155,794	18.8%	156,804	19.8%	(1,010)
Other	7	0.0%	43	0.0%	(36)
Consolidated	$827,999	100.0%	$791,931	100.0%	$36,068

Consolidated revenues increased $36.1 million, or 4.6%, for the six months ended June 30, 2020 from the comparable period in 2019.

The increase in Americas’ revenues was due to higher volumes from existing clients of $66.4 million and new clients of $18.7 million, partially offset by end-of-life client programs of $46.2 million primarily in the communications vertical and an unfavorable foreign currency impact of $1.8 million. Revenues from our offshore operations represented 42.7% of Americas’ revenues in 2020, compared to 41.5% for the comparable period in 2019.

The decrease in EMEA’s revenues was due to end-of-life client programs of $5.4 million primarily in the communications and other verticals and an unfavorable foreign currency impact of $5.0 million, partially offset by higher volumes from existing clients of $5.6 million and new clients of $3.8 million.

Direct Salaries and Related Costs

	Six Months Ended June 30,
	2020		2019
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$427,234	63.6%	$405,478	63.8%	$21,756	-0.2%
EMEA	108,144	69.4%	108,411	69.1%	(267)	0.3%
Consolidated	$535,378	64.7%	$513,889	64.9%	$21,489	-0.2%

The increase of $21.5 million in direct salaries and related costs included a unfavorable foreign currency impact of $0.3 million in the Americas and a favorable foreign currency impact of $3.8 million in EMEA.

The decrease in Americas’ direct salaries and related costs, as a percentage of revenues, was primarily attributable to lower customer-acquisition advertising costs of 0.5%, lower auto tow claim costs of 0.4%, lower communications costs of 0.3% and lower other costs of 0.2%, partially offset by was primarily attributable to higher compensation costs of 0.8% and higher travel costs of 0.4%.

The increase in EMEA’s direct salaries and related costs, as a percentage of revenues, was primarily attributable to higher compensation costs of 1.7% driven by a decrease in consultant productivity at Symphony resulting principally from project delays due to COVID-19 in the current period and higher other costs of 0.3%, partially offset by lower software purchased for resale of 0.8%, lower communications costs of 0.3%, lower rebillable costs of 0.3% and lower travel costs of 0.3%.

General and Administrative

	Six Months Ended June 30,
	2020		2019
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$140,218	20.9%	$142,351	22.4%	$(2,133)	-1.5%
EMEA	35,224	22.6%	37,300	23.8%	(2,076)	-1.2%
Other	30,469	-	29,311	-	1,158	-
Consolidated	$205,911	24.9%	$208,962	26.4%	$(3,051)	-1.5%

The decrease of $3.1 million in general and administrative expenses included a favorable foreign currency impact of $0.3 million in the Americas and a favorable foreign currency impact of $1.1 million in EMEA.

The decrease in Americas’ general and administrative expenses, as a percentage of revenues, was primarily attributable to lower facility-related costs of 0.7%, lower merger and integration costs of 0.3%, lower compensation costs of 0.3% and lower travel costs of 0.2%.

The decrease in EMEA’s general and administrative expenses, as a percentage of revenues, was primarily attributable to lower merger and integration costs of 1.0%, lower travel costs of 0.4%, lower legal and professional fees of 0.3% and lower technology equipment and maintenance costs of 0.2%, partially offset by higher software and maintenance costs of 0.3%, higher compensation costs of 0.2% and higher other costs of 0.2%.

The increase in Other general and administrative expenses, which includes corporate and other costs, was primarily attributable to higher merger and integration costs of $1.3 million, higher software and maintenance costs of $0.4 million, higher charitable contributions of $0.2 million and higher other costs of $0.1 million, partially offset by lower compensation costs of $0.4 million and lower travel costs of $0.4 million.

Depreciation, Amortization and Impairment of Long-Lived Assets

	Six Months Ended June 30,
	2020		2019
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Depreciation, net:
Americas	$20,121	3.0%	$22,166	3.5%	$(2,045)	-0.5%
EMEA	3,523	2.3%	3,254	2.1%	269	0.2%
Other	1,447	-	1,529	-	(82)	-
Consolidated	$25,091	3.0%	$26,949	3.4%	$(1,858)	-0.4%

Amortization of intangibles:
Americas	$6,567	1.0%	$6,726	1.1%	$(159)	-0.1%
EMEA	1,645	1.1%	1,687	1.1%	(42)	0.0%
Other	—	-	—	-	—	-
Consolidated	$8,212	1.0%	$8,413	1.1%	$(201)	-0.1%

Impairment of long-lived assets:
Americas	$1,800	0.3%	$1,711	0.3%	$89	0.0%
EMEA	—	0.0%	—	0.0%	—	0.0%
Other	—	-	—	-	—	-
Consolidated	$1,800	0.2%	$1,711	0.2%	$89	0.0%

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

Other Income (Expense)

	Six Months Ended June 30,
(in thousands)	2020	2019	$ Change
Interest income	$428	$377	$51

Interest (expense)	$(1,280)	$(2,357)	$1,077

Other income (expense), net:
Foreign currency transaction gains (losses)	$(1,558)	$(537)	$(1,021)
Gains (losses) on derivative instruments not designated as hedges	(410)	(465)	55
Gains (losses) on investments held in rabbi trust	(241)	1,606	(1,847)
Other miscellaneous income (expense)	(787)	(527)	(260)
Total other income (expense), net	$(2,996)	$77	$(3,073)

Interest income remained consistent with the comparable period.

The decrease in interest (expense) was primarily due to lower average outstanding borrowings and lower average interest rates than in the comparable period.

The change in other income (expense), net, was primarily due to a decline in value of investments held in rabbi trust and an increase in foreign exchange losses over the comparable period.

See Note 8, Investments Held in Rabbi Trust, in the accompanying “Notes to Condensed Consolidated Financial Statements” for further information.

Income Taxes

	Six Months Ended June 30,
(in thousands)	2020	2019	$ Change
Income before income taxes	$47,759	$30,104	$17,655
Income taxes	11,611	7,148	4,463
			% Change
Effective tax rate	24.3%	23.7%	0.6%

The increase in the effective tax rate in 2020 compared to 2019 was primarily due to an election made during the three months ended June 30, 2019 to step up tax basis in a foreign subsidiary which resulted in a $0.6 million discrete tax benefit, partially offset by shifts in earnings among the various jurisdictions in which we operate. Several additional factors, none of which are individually material, also impacted the rate.

Client Concentration

Our top ten clients accounted for 45.9% and 42.9% of our consolidated revenues in the three months ended June 30, 2020 and 2019, respectively, and 45.3% and 42.5% of our consolidated revenues in the six months ended June 30, 2020 and 2019, respectively.

Total revenues by segment from our largest client in each of the periods, which was in the financial services vertical for the three and six months ended June 30, 2020 and the communications vertical for the three and six months ended June 30, 2019, were as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$32,123	9.5%	$28,238	9.1%	$61,726	9.2%	$58,863	9.3%
EMEA	—	0.0%	52	0.1%	—	0.0%	89	0.1%
	$32,123	7.7%	$28,290	7.3%	$61,726	7.5%	$58,952	7.4%

Total revenues by segment of our clients that each individually represents 10% or greater of that segment’s revenues in each of the periods were as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$—	0.0%	$—	0.0%	$—	0.0%	$—	0.0%
EMEA	17,683	22.8%	10,103	12.8%	35,156	22.6%	20,036	12.8%
	$17,683	4.2%	$10,103	2.6%	$35,156	4.2%	$20,036	2.5%

Business Outlook

On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. The global nature, rapid spread and continually evolving response by governments throughout the world to combat the spread has had a negative impact on the global economy. Certain of our customer engagement centers have been impacted by local government actions restricting facility access or are operating at lower capacity utilization levels. We are committed to the health and safety of our workforce and ensuring business continuity for the brands we serve. In response, we have shifted as many employees as possible to a work-at-home model. As of the middle of July 2020, approximately 95% of agents assigned to our brick-and-mortar facilities are working at our centers or from home across the world with 70% having transitioned to a work-at-home model. Approximately 5% of our agents lack the technical infrastructure to work from home. Our operations in the Philippines, El Salvador and Mexico have been most impacted by the governmental restrictions.

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

Our Board of Directors authorized us to purchase up to 10.0 million shares of our outstanding common stock (the “2011 Share Repurchase Program”) on August 18, 2011, as amended on March 16, 2016.  A total of 7.8 million shares have been repurchased under the 2011 Share Repurchase Program since inception.  The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price, management discretion and general market conditions. The 2011 Share Repurchase Program has no expiration date.

During the six months ended June 30, 2020, cash increased $86.6 million from operating activities, $23.0 million of debt proceeds and $0.6 million of other cash inflows, partially offset by $47.0 million used to repay long-term debt, $35.9 million used to repurchase common stock, $22.9 million used for capital expenditures and $1.1 million to repurchase common stock for tax withholding on equity awards, resulting in a $3.3 million increase in available cash, cash equivalents and restricted cash (including the unfavorable effects of foreign currency exchange rates on cash, cash equivalents and restricted cash of $1.8 million).

Net cash flows provided by operating activities for the six months ended June 30, 2020 were $86.6 million, compared to $56.3 million for the comparable period in 2019. The $30.3 million increase in net cash flows from operating activities was due to a net increase of $15.9 million in cash flows from assets and liabilities, a $13.2 million increase in net income and a $1.2 million increase in non-cash reconciling items such as net unrealized foreign currency transaction gains (losses), bad debt expense, net unrealized gains (losses) and premiums on financial instruments and depreciation. The $15.9 million increase in 2020 from 2019 in cash flows from assets and liabilities was principally a result of a $7.5 million change in net taxes payable, a $5.0 million decrease in other assets and a $3.1 million increase in other liabilities. The $7.5 million increase in net taxes payable was primarily due to extensions of payment deadlines granted by several jurisdictions. The $5.0 million decrease in other assets was primarily due to a $3.4 million decrease in deferred charges and other assets driven by an increase in the prior year in long-term accounts receivable and deferred finance charges associated with the 2019 Credit Agreement. The $3.1 million increase in the change in other liabilities was primarily due to a $5.5 million increase in other long-term liabilities driven by the deferral of our portion of social security taxes as permitted by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, partially offset by a $1.5 million decrease related to the timing of accrued expenses and current liabilities and a $1.4 million decrease related to the timing of accounts payable.

Capital expenditures, which are generally funded by cash generated from operating activities, available cash balances and borrowings available under our credit facilities, were $22.9 million for the six months ended June 30, 2020, compared to $16.4 million for the comparable period in 2019, an increase of $6.5 million.

On February 14, 2019, we entered into a $500 million senior revolving credit facility (the “2019 Credit Agreement”) with a group of lenders, KeyBank National Association, as Administrative Agent, Swing Line Lender and Issuing Lender (“KeyBank”), the lenders named therein, and KeyBanc Capital Markets Inc. as Lead Arranger and Sole Book Runner. The 2019 Credit Agreement replaced our previous $440 million revolving credit facility dated May 12, 2015 (the “2015 Credit Agreement”), which agreement was terminated simultaneous with entering into the 2019 Credit Agreement. The 2019 Credit Agreement is subject to certain borrowing limitations and includes certain customary financial and restrictive covenants. We are not currently aware of any inability of our lenders to provide access to the full commitment of funds that exist under the 2019 Credit Agreement, if necessary.  However, there can be no assurance that such facility will be available to us, even though it is a binding commitment of the financial institutions. The 2019 Credit Agreement will mature on February 14, 2024. As of June 30, 2020, we were in compliance with all loan requirements of the 2019 Credit Agreement and had $49.0 million of outstanding borrowings under this facility. For additional discussion of our credit agreements, see Note 18, Borrowings in the “Notes to the Consolidated Financial Statements” section of our Annual Report on Form 10-K for the year ended December 31, 2019.

Our credit agreements had an average daily utilization of $71.4 million and $90.0 million during the three months ended June 30, 2020 and 2019, respectively, and $67.6 million and $92.8 million during the six months ended June 30, 2020 and 2019, respectively. During the three months ended June 30, 2020 and 2019, the related interest expense, including the commitment fee and excluding the amortization of deferred loan fees, was $0.4 million and $0.9 million, respectively, which represented weighted average interest rates of 2.3% and 4.1%, respectively. During the six months ended June 30, 2020 and 2019, the related interest expense, including the commitment fee and excluding the amortization of deferred loan fees, was $1.0 million and $1.9 million, respectively, which represented weighted average interest rates of 3.0% and 4.1%, respectively.

We repaid $24.0 million, net, of long-term debt outstanding under the 2019 Credit Agreement during the six months ended June 30, 2020.  Our future interest expense for the remainder of 2020 will vary based on our usage of the 2019 Credit Agreement and market interest rates.

We are currently under audit in several tax jurisdictions and believe we have adequate reserves related to all matters pertaining to these audits. Should we experience unfavorable outcomes from these audits, such outcomes could have a significant impact on our financial condition, results of operations and cash flows.

As part of the July 1, 2018 WhistleOut acquisition, an AUD 14.0 million three-year retention bonus is payable in installments on or around July 1, 2019, 2020 and 2021. We paid the first installment of AUD 6.0 million ($4.2 million) in July 2019. We accelerated the 2021 installment of the retention bonus and paid AUD 8.0 million ($5.6 million) in July 2020, which represented both the 2020 and 2021 installments. No further amounts are due. Also, as part of the Symphony acquisition on November 1, 2018, a portion of the purchase price, with an acquisition date present value of GBP 7.9 million ($10.0 million), was deferred and is payable in equal installments over three years, on or around November 1, 2019, 2020 and 2021. We paid the first installment of GBP 2.7 million ($3.3 million) in October 2019.

As of June 30, 2020, we had $129.1 million in cash and cash equivalents, of which approximately 81.9%, or $105.6 million, was held in international operations. Most of these funds will not be subject to additional taxes in the United States if repatriated; however, certain jurisdictions may impose additional withholding taxes. There are circumstances where we may be unable to repatriate some of the cash and cash equivalents held by our international operations due to country restrictions.

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

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Item 4.  Controls and Procedures

As of June 30, 2020, under the direction of our Chief Executive Officer and Chief Finance Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Finance Officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of June 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.  Risk Factors

For risk factors, see Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2019. During the six months ended June 30, 2020, we modified the following risk factor:

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary of stock repurchases for the three months ended June 30, 2020 (in thousands, except average price per share). See Note 11, Earnings Per Share, in the accompanying “Notes to Condensed Consolidated Financial Statements” for information regarding our stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs (1)
April 1, 2020 - April 30, 2020	—	$—	—	2,748
May 1, 2020 - May 31, 2020	472	$25.90	472	2,276
June 1, 2020 - June 30, 2020	28	$27.81	28	2,248
Total	500		500	2,248

(1) The total number of shares approved for repurchase under the 2011 Share Repurchase Program dated August 18, 2011, as amended on March 16, 2016, is 10.0 million. The 2011 Share Repurchase Program has no expiration date.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

The following documents are filed as an exhibit to this Report:

No.	Description

10.1	Form of Restricted Stock Unit Award Agreement dated May 13, 2020.

15	Awareness letter.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).

31.2	Certification of Chief Finance Officer, pursuant to Rule 13a-14(a).

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. §1350.

32.2*	Certification of Chief Finance Officer, pursuant to 18 U.S.C. §1350.

101.INS+	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

104+	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (included in Exhibit 101)

*	Furnished herewith as an Exhibit.
+	Submitted electronically with this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYKES ENTERPRISES, INCORPORATED
(Registrant)

Date: August 4, 2020	By:	/s/ John Chapman
John Chapman
Chief Finance Officer
(Principal Financial and Accounting Officer)