Form 10-Q
period 2020-09-30
SYKES ENTERPRISES INC
filed 2020-11-05
CIK 1010612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2020

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

As of October 15, 2020, there were 39,565,511 outstanding shares of common stock.

Sykes Enterprises, Incorporated and Subsidiaries

Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$116,348	$127,246
Receivables, net of allowance of $4.4 million and $3.5 million, respectively	396,357	390,147
Prepaid expenses	19,652	20,868
Other current assets	19,153	20,525
Total current assets	551,510	558,786
Property and equipment, net	119,661	125,990
Operating lease right-of-use assets	164,075	205,112
Goodwill, net	287,465	311,247
Intangibles, net	146,496	158,420
Deferred charges and other assets	56,923	55,945
	$1,326,130	$1,415,500
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$28,879	$33,591
Accrued employee compensation and benefits	130,011	109,591
Income taxes payable	1,698	3,637
Deferred revenue and customer liabilities	30,007	26,621
Operating lease liabilities	54,718	50,863
Other accrued expenses and current liabilities	34,714	29,330
Total current liabilities	280,027	253,633
Long-term debt	7,000	73,000
Long-term income tax liabilities	20,564	22,286
Long-term operating lease liabilities	130,430	166,810
Other long-term liabilities	34,331	25,296
Total liabilities	472,352	541,025

Commitments and loss contingencies (Note 12)

Shareholders' equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 200,000 shares authorized; 39,566 and 41,549 shares issued, respectively	396	416
Additional paid-in capital	295,907	288,935
Retained earnings	613,625	634,668
Accumulated other comprehensive income (loss)	(53,377)	(47,001)
Treasury stock at cost: 135 and 128 shares, respectively	(2,773)	(2,543)
Total shareholders' equity	853,778	874,475
	$1,326,130	$1,415,500

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2020	2019	2020	2019
Revenues	$431,727	$397,547	$1,259,726	$1,189,478
Operating expenses:
Direct salaries and related costs	275,206	253,669	810,584	767,558
General and administrative	107,053	102,620	312,964	311,582
Depreciation, net	12,681	12,449	37,772	39,398
Amortization of intangibles	3,366	4,103	11,578	12,516
Impairment of goodwill	21,792	—	21,792	—
Impairment of long-lived assets	13,729	—	15,529	1,711
Total operating expenses	433,827	372,841	1,210,219	1,132,765
Income (loss) from operations	(2,100)	24,706	49,507	56,713

Other income (expense):
Interest income	137	234	565	611
Interest (expense)	(355)	(1,091)	(1,635)	(3,448)
Other income (expense), net	1,903	(55)	(1,093)	22
Total other income (expense), net	1,685	(912)	(2,163)	(2,815)

Income (loss) before income taxes	(415)	23,794	47,344	53,898
Income taxes	4,676	5,689	16,287	12,837
Net income (loss)	$(5,091)	$18,105	$31,057	$41,061

Net income (loss) per common share:
Basic	$(0.13)	$0.44	$0.77	$0.98
Diluted	$(0.13)	$0.44	$0.76	$0.98

Weighted average common shares outstanding:
Basic	39,994	41,190	40,482	41,808
Diluted	39,994	41,307	40,613	41,908

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2020	2019	2020	2019
Net income (loss)	$(5,091)	$18,105	$31,057	$41,061
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	10,177	(10,693)	(2,862)	(6,992)
Unrealized gain (loss) on cash flow hedging instruments, net of taxes	(1,893)	(1,130)	(3,488)	3,370
Unrealized actuarial gain (loss) related to pension liability, net of taxes	41	(46)	40	(26)
Unrealized gain (loss) on postretirement obligation, net of taxes	(22)	(5)	(66)	(15)
Other comprehensive income (loss), net of taxes	8,303	(11,874)	(6,376)	(3,663)
Comprehensive income (loss)	$3,212	$6,231	$24,681	$37,398

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Common Stock		Additional		Accumulated Other
(in thousands)	Shares Issued	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2019	41,549	$416	$288,935	$634,668	$(47,001)	$(2,543)	$874,475
Stock-based compensation expense	—	—	1,860	—	—	—	1,860
Issuance of common stock under equity award plans, net of forfeitures	(146)	(2)	69	—	—	(67)	—
Shares repurchased for tax withholding on equity awards	(39)	—	(1,009)	—	—	—	(1,009)
Repurchase of common stock	—	—	—	—	—	(22,909)	(22,909)
Retirement of treasury stock	(860)	(9)	(26)	(22,874)	—	22,909	—
Comprehensive income (loss)	—	—	—	13,918	(22,731)	—	(8,813)
Balance at March 31, 2020	40,504	405	289,829	625,712	(69,732)	(2,610)	843,604
Stock-based compensation expense	—	—	2,042	—	—	—	2,042
Issuance of common stock under equity award plans, net of forfeitures	57	1	82	—	—	(83)	—
Shares repurchased for tax withholding on equity awards	(6)	—	(124)	—	—	—	(124)
Repurchase of common stock	—	—	—	—	—	(13,019)	(13,019)
Retirement of treasury stock	(500)	(5)	(15)	(12,999)	—	13,019	—
Comprehensive income (loss)	—	—	—	22,230	8,052	—	30,282
Balance at June 30, 2020	40,055	401	291,814	634,943	(61,680)	(2,693)	862,785
Stock-based compensation expense	—	—	4,029	—	—	—	4,029
Issuance of common stock under equity award plans, net of forfeitures	11	—	80	—	—	(80)	—
Repurchase of common stock	—	—	—	—	—	(16,248)	(16,248)
Retirement of treasury stock	(500)	(5)	(16)	(16,227)	—	16,248	—
Comprehensive income (loss)	—	—	—	(5,091)	8,303	—	3,212
Balance at September 30, 2020	39,566	$396	$295,907	$613,625	$(53,377)	$(2,773)	$853,778

	Common Stock		Additional		Accumulated Other
(in thousands)	Shares Issued	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2018	42,778	$428	$286,544	$598,788	$(56,775)	$(2,376)	$826,609
Cumulative effect of accounting change – adoption of ASC 842, Leases (Note 3)	—	—	—	110	—	—	110
Stock-based compensation expense	—	—	1,890	—	—	—	1,890
Issuance of common stock under equity award plans, net of forfeitures	(168)	(2)	182	—	—	(180)	—
Shares repurchased for tax withholding on equity awards	(45)	—	(1,269)	—	—	—	(1,269)
Comprehensive income (loss)	—	—	—	11,687	3,014	—	14,701
Balance at March 31, 2019	42,565	426	287,347	610,585	(53,761)	(2,556)	842,041
Stock-based compensation expense	—	—	2,200	—	—	—	2,200
Issuance of common stock under equity award plans, net of forfeitures	26	—	123	—	—	(123)	—
Repurchase of common stock	—	—	—	—	—	(20,178)	(20,178)
Retirement of treasury stock	(500)	(5)	(791)	(12,063)	—	12,859	—
Comprehensive income (loss)	—	—	—	11,269	5,197	—	16,466
Balance at June 30, 2019	42,091	421	288,879	609,791	(48,564)	(9,998)	840,529
Stock-based compensation expense	—	—	1,504	—	—	—	1,504
Issuance of common stock under equity award plans, net of forfeitures	(16)	(1)	(95)	—	—	96	—
Shares repurchased for tax withholding on equity awards	(1)	—	(10)	—	—	—	(10)
Repurchase of common stock	—	—	—	—	—	(10,103)	(10,103)
Retirement of treasury stock	(640)	(6)	(1,168)	(16,248)	—	17,422	—
Comprehensive income (loss)	—	—	—	18,105	(11,874)	—	6,231
Balance at September 30, 2019	41,434	$414	$289,110	$611,648	$(60,438)	$(2,583)	$838,151

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in thousands)	2020	2019
Cash flows from operating activities:
Net income	$31,057	$41,061
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	38,360	39,574
Amortization of intangibles	11,578	12,516
Amortization of deferred grants	(674)	(266)
Impairment losses	37,321	1,711
Unrealized foreign currency transaction (gains) losses, net	1,933	(2,391)
Stock-based compensation expense	7,931	5,594
Deferred income tax provision (benefit)	(4,108)	(1,703)
Bad debt expense (reversals)	1,225	344
Unrealized (gains) losses and premiums on financial instruments, net	843	(545)
(Earnings) losses from equity method investees	342	318
(Gain) on dilution of investment in equity method investees	(1,357)	—
Other	(41)	301
Changes in assets and liabilities, net of acquisitions:
Receivables, net	(4,677)	(10,067)
Prepaid expenses	1,215	(277)
Other current assets	(465)	23
Deferred charges and other assets	1,162	(3,413)
Accounts payable	(5,323)	(2,704)
Income taxes receivable / payable	(4,107)	(2,124)
Accrued employee compensation and benefits	18,200	15,985
Other accrued expenses and current liabilities	1,574	3,055
Deferred revenue and customer liabilities	578	(1,848)
Other long-term liabilities	12,802	1,666
Operating lease assets and liabilities	(2,447)	776
Net cash provided by operating activities	142,922	97,586
Cash flows from investing activities:
Capital expenditures	(35,694)	(24,491)
Other	645	306
Net cash (used for) investing activities	(35,049)	(24,185)
Cash flows from financing activities:
Payments of long-term debt	(94,000)	(37,000)
Proceeds from issuance of long-term debt	28,000	12,000
Cash paid for repurchase of common stock	(52,176)	(30,281)
Shares repurchased for tax withholding on equity awards	(1,133)	(1,279)
Cash paid for loan fees related to long-term debt	—	(1,098)
Net cash (used for) financing activities	(119,309)	(57,658)
Effects of exchange rates on cash, cash equivalents and restricted cash	293	(1,407)
Net increase (decrease) in cash, cash equivalents and restricted cash	(11,143)	14,336
Cash, cash equivalents and restricted cash – beginning	129,185	130,231
Cash, cash equivalents and restricted cash – ending	$118,042	$144,567

Supplemental disclosures of cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$47,584	$43,387
Cash paid during period for interest	$1,252	$2,798
Cash paid during period for income taxes	$25,030	$18,185
Non-cash transactions:
Net right-of-use assets arising from new or remeasured operating lease liabilities	$8,088	$18,447
Capital expenditures incurred but not yet paid	$9,601	$5,104
Unrealized gain (loss) on postretirement obligation, net of taxes, in accumulated other comprehensive income (loss)	$(66)	$(15)
Property and equipment acquired under grant agreement	$416	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three and Nine Months Ended September 30, 2020 and 2019

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

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2020. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”) on February 27, 2020.

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

Subsequent Events — Subsequent events or transactions have been evaluated through the date and time of issuance of the condensed consolidated financial statements. On October 13, 2020, the Company experienced a cyber incident that affected specific systems.  See Note 18, Subsequent Event, for further information. There were no other material subsequent events that required recognition or disclosure in the accompanying condensed consolidated financial statements.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets that sum to the amounts reported in the Condensed Consolidated Statements of Cash Flows (in thousands):

	September 30, 2020	December 31, 2019	September 30, 2019	December 31, 2018
Cash and cash equivalents	$116,348	$127,246	$142,572	$128,697
Restricted cash included in "Other current assets"	340	568	563	149
Restricted cash included in "Deferred charges and other assets"	1,354	1,371	1,432	1,385
	$118,042	$129,185	$144,567	$130,231

Customer-Acquisition Advertising Costs — The Company’s advertising costs are expensed as incurred. Total advertising costs included in “Direct salaries and related costs” in the accompanying Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Customer-acquisition advertising costs	$9,705	$11,188	$29,713	$33,328

Investments in Equity Method Investees — In July 2017, the Company made a strategic investment of $10.0 million in XSell Technologies, Inc. (“XSell”) for 32.8% of XSell’s preferred stock. As a result of XSell’s equity issuance during the three months ended September 30, 2020, the Company’s investment was diluted to 26.5% of XSell’s preferred stock. The Company recognized a non-cash gain of $1.4 million on the dilution of its investment, which is included in “Other income (expense), net” in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020.

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

New Accounting Standards Recently Adopted

Financial Instruments – Credit Losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). These amendments require measurement and recognition of expected versus incurred credit losses for financial assets held. Entities are required to measure all expected credit losses for most financial assets held at the reporting date based on an expected loss model which includes historical experience, current conditions, and reasonable and supportable forecasts. Subsequently, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses in November 2018 and ASU 2019-05, Financial Instruments – Credit Losses (Topic 326) Targeted Transition Relief in May 2019 (together, “subsequent amendments”). ASU 2016-13 and the subsequent amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption was permitted.

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

Codification Improvements – Financial Instruments – Credit Losses, Derivatives and Hedging, and Financial Instruments

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”). These amendments clarify new standards on credit losses, hedging and recognizing and measuring financial instruments and address implementation issues stakeholders have raised. The credit losses and hedging amendments have the same effective dates as the respective standards, unless an entity has already adopted the standards. The amendments related to recognizing and measuring financial instruments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption was permitted. The Company’s adoption of ASU 2019-04 on January 1, 2020 did not have a material impact on its financial condition, results of operations, cash flows or disclosures.

Fair Value Measurements

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-13, Fair Value Measurement (Topic 820) – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). These amendments remove, modify or add certain disclosure requirements for fair value measurements.  These amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Certain of the amendments will be applied prospectively in the initial year of adoption while the remainder are required to be applied retrospectively to all periods presented upon their effective date. Early adoption was permitted. The Company’s adoption of ASU 2018-03 on January 1, 2020 did not have a material impact on its disclosures.

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

Significant Accounting Policies

With the exception of the change for the accounting of credit losses as a result of the adoption of ASU 2016-13, there have been no new or material changes to the significant accounting policies disclosed in Note 1, Overview and Summary of Significant Accounting Policies, in the “Notes to the Consolidated Financial Statements” section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

During the nine months ended September 30, 2020, the Company recorded a $1.2 million increase to the allowance for credit losses related to its short-term trade receivables primarily as a result of deterioration in certain clients’ credit ratings reflecting current and expected economic conditions, and wrote off $0.3 million of the allowance for credit losses related to certain short-term trade receivables deemed to be uncollectible.

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

The following table represents revenues from contracts with customers disaggregated by service type and by the reportable segment for each category for the periods indicated (in thousands):

	Three Months Ended September 30,
	2020		2019
	Amount	% of Revenue	Amount	% of Revenue
Americas:
Customer engagement solutions and services	$348,763	80.8%	$317,806	79.9%
Other revenues	300	0.1%	291	0.1%
Total Americas	349,063	80.9%	318,097	80.0%
EMEA:
Customer engagement solutions and services	77,809	18.0%	69,329	17.5%
Other revenues	4,855	1.1%	10,098	2.5%
Total EMEA	82,664	19.1%	79,427	20.0%
Other:
Other revenues	—	0.0%	23	0.0%
Total Other	—	0.0%	23	0.0%
	$431,727	100.0%	$397,547	100.0%

The following table represents revenues from contracts with customers disaggregated by service type and by the reportable segment for each category for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2020		2019
	Amount	% of Revenue	Amount	% of Revenue
Americas:
Customer engagement solutions and services	$1,020,340	81.0%	$952,438	80.0%
Other revenues	921	0.1%	743	0.1%
Total Americas	1,021,261	81.1%	953,181	80.1%
EMEA:
Customer engagement solutions and services	223,727	17.8%	208,969	17.6%
Other revenues	14,731	1.1%	27,262	2.3%
Total EMEA	238,458	18.9%	236,231	19.9%
Other:
Other revenues	7	0.0%	66	0.0%
Total Other	7	0.0%	66	0.0%
	$1,259,726	100.0%	$1,189,478	100.0%

Trade Accounts Receivable

The Company’s noncurrent trade accounts receivable result from contracts with customers that include renewal provisions, and contracts with customers under multi-year arrangements. The Company’s trade accounts receivable, net, consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Trade accounts receivable, net, current (1)	$380,080	$375,136
Trade accounts receivable, net, noncurrent (2)	26,069	26,496
	$406,149	$401,632

(1) Included in “Receivables, net” in the accompanying Condensed Consolidated Balance Sheets.

(2) Included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets.

Deferred Revenue and Customer Liabilities

Deferred revenue and customer liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Deferred revenue	$3,317	$3,012
Customer arrangements with termination rights	18,130	15,024
Estimated refund liabilities	8,560	8,585
	$30,007	$26,621

The Company expects to recognize the majority of its deferred revenue as of September 30, 2020 over the next 180 days. Revenues of $0.1 million and $0.2 million were recognized during the three months ended September 30, 2020 and 2019, respectively, and revenues of $3.0 million and $3.6 million were recognized during the nine months ended September 30, 2020 and 2019, respectively, from amounts included in deferred revenue at December 31, 2019 and 2018, respectively.

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

Leases

The Company leases facilities for its corporate headquarters, many of its customer engagement centers, several regional support offices and data centers. These leases are classified as operating leases and are included in “Operating lease right-of-use assets,” “Operating lease liabilities” and “Long-term operating lease liabilities” in the accompanying Condensed Consolidated Balance Sheet as of September 30, 2020. The Company has no finance leases.

Lease costs, net of sublease income, of $15.9 million and $15.9 million for the three months ended September 30, 2020 and 2019, respectively, and $47.4 million and $48.0 million for the nine months ended September 30, 2020 and 2019, respectively, were primarily included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations.

Additional supplemental information related to leases was as follows:

	September 30, 2020	December 31, 2019
Weighted average remaining lease term of operating leases	4.4 years	5.1 years
Weighted average discount rate of operating leases	3.4%	3.7%

Maturities of operating lease liabilities as of September 30, 2020 were as follows (in thousands):

Amount
2020 (remainder of the year)	$13,072
2021	59,421
2022	44,772
2023	30,085
2024	21,623
2025 and thereafter	31,702
Total future lease payments	200,675
Less: Imputed interest	15,527
Present value of future lease payments	185,148
Less: Operating lease liabilities	54,718
Long-term operating lease liabilities	$130,430

Exit of Leased Space

The Company is reevaluating its real estate footprint in connection with a transition of a portion of its workforce to a permanent remote working environment in both the Americas and EMEA. The Company decided to terminate, sublease or abandon leases prior to the end of their lease terms at certain of its sites during the nine months ended September 30, 2020 and recorded impairments of ROU assets as a result. See Note 5, Fair Value, for further information.

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

The cumulative costs incurred to date related to cash and non-cash expenditures resulting from the Americas 2018 and 2019 Exit Plans are outlined below as of September 30, 2020 (in thousands):

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

The Company has paid a total of $12.8 million in cash through September 30, 2020, of which $10.5 million related to the Americas 2018 Exit Plan and $2.3 million related to the Americas 2019 Exit Plan.

The Americas 2018 and 2019 Exit Plan activity during the three and nine months ended September 30, 2020 consisted of cash payments due under the respective plans.

The following table summarizes the accrued liability and related activity for the three months ended September 30, 2019 (in thousands):

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

The following table summarizes the accrued liability and related activity for the nine months ended September 30, 2019 (in thousands):

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

Restructuring Liability Classification

The following table summarizes the Company’s short-term and long-term accrued liabilities associated with its Americas 2018 and 2019 Exit Plans (in thousands):

	Americas 2018 Exit Plan		Americas 2019 Exit Plan
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Lease obligations and facility exit costs:
Included in "Other accrued expenses and current liabilities"	$51	$54	$—	$—
Included in "Other long-term liabilities"	—	27	—	—
	51	81	—	—
Severance and related costs:
Included in "Accrued employee compensation and benefits"	—	6	—	479
Included in "Other accrued expenses and current liabilities"	—	—	—	2
	—	6	—	481
	$51	$87	$—	$481

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

The Company's assets and liabilities measured at fair value on a recurring basis subject to the requirements of ASC 820 consisted of the following (in thousands):

		Fair Value Measurements Using:
	Balance at	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	September 30, 2020	Level 1	Level 2	Level 3
Assets:
Foreign currency contracts (1)	$1,345	$—	$1,345	$—
Equity investments held in rabbi trust for the Deferred Compensation Plan (2)	9,716	9,716	—	—
Debt investments held in rabbi trust for the Deferred Compensation Plan (2)	5,372	5,372	—	—
	$16,433	$15,088	$1,345	$—
Liabilities:
Foreign currency contracts (1)	$2,195	$—	$2,195	$—
	$2,195	$—	$2,195	$—

		Fair Value Measurements Using:
	Balance at	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2019	Level 1	Level 2	Level 3
Assets:
Foreign currency contracts (1)	$3,607	$—	$3,607	$—
Equity investments held in rabbi trust for the Deferred Compensation Plan (2)	9,125	9,125	—	—
Debt investments held in rabbi trust for the Deferred Compensation Plan (2)	4,802	4,802	—	—
	$17,534	$13,927	$3,607	$—
Liabilities:
Foreign currency contracts (1)	$251	$—	$251	$—
	$251	$—	$251	$—

(1) See Note 7, Financial Derivatives, for the classification in the accompanying Condensed Consolidated Balance Sheets.

(2) Included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheets.  See Note 8, Investments Held in Rabbi Trust.

Non-Recurring Fair Value

Certain assets are not required to be measured at fair value on a recurring basis and are reported at their carrying values, including goodwill, other intangible assets, other long-lived assets, ROU assets and equity method investments. The carrying value of these assets is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable (and at least annually for goodwill and indefinite-lived intangible assets), and if applicable, written down to fair value.

The following table summarizes the total impairment losses in the accompanying Condensed Consolidated Statements of Operations related to nonrecurring fair value measurements of certain assets (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Americas:
Property and equipment, net	$5,225	$—	$5,985	$343
Operating lease right-of-use assets	7,538	—	8,578	1,368
	12,763	—	14,563	1,711
EMEA:
Goodwill (1)	21,792	—	21,792	—
Property and equipment, net	346	—	346	—
Operating lease right-of-use assets	620	—	620	—
	22,758	—	22,758	—

	$35,521	$—	$37,321	$1,711

(1) See Note 6, Goodwill and Intangible Assets, for additional information.

The Company is reevaluating its real estate footprint in connection with a shift of a portion of its workforce to a permanent remote working environment in both the Americas and EMEA and transitioned approximately 2,800 seats from brick and mortar to at home agents. The Company decided to terminate, sublease or abandon leases prior to the end of their lease terms at certain of its sites and recorded impairment losses during the three and nine months ended September 30, 2020 related to the exit of leased facilities and the leasehold improvements, equipment, furniture and fixtures located in these sites which were not recoverable. As the fair value of the ROU assets was less than the carrying value, the Company recognized an impairment of ROU assets, reducing the carrying value of the ROU assets to an estimated fair value of $9.3 million. The fair value of the ROU assets where the Company intends to sublease was estimated using Level 2 inputs such as market comparables to estimate future cash flows expected from sublease income over the remaining lease terms. Further changes in the estimated amount or timing of cash flows from sublease arrangements could result in further impairment charges. The impairment of property and equipment reduced the carrying amount of the applicable assets to their fair value of $0.6 million, which was estimated using Level 2 inputs such as appraisals, market prices of comparable assets, or independent third party offers.

In connection with the closure of certain under-utilized customer engagement centers and the consolidation of leased space in the U.S. and Canada, the Company recorded impairment charges during the nine months ended September 30, 2019 related to the exit of leased facilities as well as leasehold improvements, equipment, furniture and fixtures which were not recoverable. See Note 4, Costs Associated with Exit or Disposal Activities, for further information.

Note 6. Goodwill and Intangible Assets

Intangible Assets

The following table presents the Company’s purchased intangible assets as of September 30, 2020 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Intangible assets subject to amortization:
Customer relationships	$190,280	$(130,307)	$59,973	10
Trade names and trademarks	19,285	(14,512)	4,773	8
Non-compete agreements	957	(601)	356	3
Content library	529	(529)	—	2
Proprietary software	870	(800)	70	5
	211,921	(146,749)	65,172	10
Intangible assets not subject to amortization:
Domain names	81,324	—	81,324	N/A
	$293,245	$(146,749)	$146,496

The following table presents the Company’s purchased intangible assets as of December 31, 2019 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Intangible assets subject to amortization:
Customer relationships	$191,171	$(121,074)	$70,097	10
Trade names and trademarks	19,380	(12,929)	6,451	8
Non-compete agreements	2,769	(2,181)	588	3
Content library	506	(506)	—	2
Proprietary software	870	(695)	175	5
	214,696	(137,385)	77,311	10
Intangible assets not subject to amortization:
Domain names	81,109	—	81,109	N/A
	$295,805	$(137,385)	$158,420

The Company’s estimated future amortization expense for the succeeding years relating to the purchased intangible assets resulting from acquisitions completed prior to September 30, 2020 is as follows (in thousands):

Amount
2020 (remainder of the year)	$2,475
2021	9,469
2022	8,161
2023	7,308
2024	7,062
2025	6,937
2026 and thereafter	23,760

Goodwill

Changes in goodwill for the nine months ended September 30, 2020 consisted of the following (in thousands):

	January 1, 2020	Acquisition- Related	Impairment (1)	Effect of Foreign Currency	September 30, 2020
Americas	$259,953	$—	$—	$(1,392)	$258,561
EMEA	51,294	—	(21,792)	(598)	28,904
	$311,247	$—	$(21,792)	$(1,990)	$287,465

(1) Reflects the impairment of the Symphony reporting unit’s goodwill.

Changes in goodwill for the year ended December 31, 2019 consisted of the following (in thousands):

	January 1, 2019	Acquisition- Related (2)	Impairment	Effect of Foreign Currency	December 31, 2019
Americas	$255,436	$1,202	$—	$3,315	$259,953
EMEA	47,081	2,421	—	1,792	51,294
	$302,517	$3,623	$—	$5,107	$311,247

(2) Reflects the impact of adjustments to acquired goodwill upon finalization of working capital adjustments and the tax analysis of WhistleOut’s and Symphony’s assets acquired and liabilities assumed.

The Company performs its annual goodwill impairment test during the third quarter, or more frequently if indicators of impairment exist.

For the annual goodwill impairment test, the Company elected to forgo the option to first assess qualitative factors and performed its annual quantitative goodwill impairment test as of July 31, 2020.  Under ASC 350, Intangibles – Goodwill and Other, the carrying value of assets is calculated at the reporting unit level. The quantitative assessment of goodwill includes comparing a reporting unit’s calculated fair value to its carrying value. The calculation of fair value requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the projected long-term growth rate and determination of the Company’s weighted average cost of capital (“WACC”), which are classified as Level 3 inputs. Changes in these estimates and assumptions could materially affect the determination of fair value and/or conclusions on goodwill impairment for each reporting unit. If the fair value of the reporting unit is less than its carrying value, goodwill is considered impaired and an impairment loss is recognized for the amount by which the carrying value exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit.

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

As of July 31, 2020, the Company had eight reporting units, seven of which have goodwill. The Company concluded that goodwill was not impaired for six of its seven of its reporting units with goodwill, based on generally accepted valuation techniques and the significant assumptions outlined above.  The fair values of three of the seven reporting units were substantially in excess of their carrying value. As part of this analysis, the Company considered the ongoing deterioration in general economic and market conditions due to the pandemic and its impact on each of the Company’s reporting units’ performance.

The Clearlink, Latin America and Qelp reporting units’ fair value exceeded their respective carrying values, although the fair value cushion was not substantial. The increase in the Clearlink reporting unit’s cushion from the prior year was primarily attributable to a decrease in its WACC driven by a decrease in the risk-free rate. The increase in the cushion from the prior year for the Qelp reporting unit was primarily attributable to an increase in growth and profitability expectations using the market valuation approach. The decrease in the cushion from the prior year for the Latin America reporting unit was primarily attributable to an increase in its WACC driven by an increase in the country risk premium, market risk premium and country default spread. The Clearlink, Latin America and Qelp reporting units are at risk of future impairment if projected operating results are not met or other inputs into the fair value measurement model change.

The Symphony reporting unit’s carrying value exceeded its fair value as of the July 31, 2020 annual impairment analysis, which resulted in a non-cash goodwill impairment of $21.8 million. Symphony’s on-site consulting model has been negatively impacted by travel and shelter-in-place restrictions imposed by governments, as well as the shift by businesses to work from home in an attempt to reduce the spread of COVID-19. These restrictions continued longer than initially anticipated and have resulted in further declines in the cash flow projections at Symphony for the remainder of 2020 as well as the Company’s projections for 2021. There is significant uncertainty regarding the length of time these restrictions will remain in place. An additional impairment charge may arise in the future if Symphony’s operations experience a protracted delay in the resumption of its operations or a significant shift in client demand results from the economic downturn. As of September 30, 2020, the Company believes there was no impairment related to Symphony’s remaining $18.7 million of goodwill.

As of September 30, 2020, the Company believes there were no indicators of impairment related to Clearlink’s $74.2 million of goodwill, Latin America’s $18.3 million of goodwill and Qelp’s $10.2 million of goodwill.  It is possible that future changes in circumstances, including a more prolonged and/or severe pandemic, or future changes in the variable associated with the judgments, assumptions and estimates used in assessing the fair value of the reporting units, would require the Company to record additional non-cash impairment charges.

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

The deferred gains (losses) and related taxes on the Company’s cash flow hedges recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) in the accompanying Condensed Consolidated Balance Sheets were as follows (in thousands):

	September 30, 2020	December 31, 2019
Deferred gains (losses) in AOCI	$(1,156)	$2,221
Tax on deferred gains (losses) in AOCI	(42)	69
Deferred gains (losses) in AOCI, net of taxes	$(1,198)	$2,290
Deferred gains (losses) expected to be reclassified to "Revenues" from AOCI during the next twelve months	$(1,121)

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

The Company had the following outstanding foreign currency forward contracts and options (in thousands):

	September 30, 2020		December 31, 2019
Contract Type	Notional Amount in USD	Settle Through Date	Notional Amount in USD	Settle Through Date
Cash flow hedges:
Options:
US Dollars/Philippine Pesos	$18,000	December 2020	$74,000	December 2020
Forwards:
US Dollars/Costa Rican Colones	51,000	December 2021	42,000	December 2020
Euros/Hungarian Forints	914	December 2020	—	—
Euros/Romanian Leis	4,019	December 2020	—	—
Non-designated hedges:
Forwards	18,472	November 2021	19,295	November 2021

Master netting agreements exist with each respective counterparty to reduce credit risk by permitting net settlement of derivative positions. In the event of default by the Company or one of its counterparties, these agreements include a set-off clause that provides the non-defaulting party the right to net settle all derivative transactions, regardless of the currency and settlement date.  The maximum amount of loss due to credit risk that, based on gross fair value, the Company would incur if parties to the derivative transactions that make up the concentration failed to perform according to the terms of the contracts was $1.3 million and $3.6 million as of September 30, 2020 and December 31, 2019, respectively.  After consideration of these netting arrangements and offsetting positions by counterparty, the total net settlement amount as it relates to these positions are asset positions of $1.2 million and $3.4 million as of September 30, 2020 and December 31, 2019, respectively, and liability positions of $2.1 million and $0 as of September 30, 2020 and December 31, 2019, respectively.

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

The following tables present the fair value of the Company’s derivative instruments included in the accompanying Condensed Consolidated Balance Sheets (in thousands):

		Derivative Assets
	Balance Sheet Location	September 30, 2020	December 31, 2019
Derivatives designated as cash flow hedging instruments:
Foreign currency contracts	Other current assets	$1,147	$3,051
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	139	322
Foreign currency contracts	Deferred charges and other assets	59	234
Total derivative assets		$1,345	$3,607

		Derivative Liabilities
	Balance Sheet Location	September 30, 2020	December 31, 2019
Derivatives designated as cash flow hedging instruments:
Foreign currency contracts	Other accrued expenses and current liabilities	$2,104	$138
Foreign currency contracts	Other long-term liabilities	32	—
		2,136	138
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other accrued expenses and current liabilities	59	113
Total derivative liabilities		$2,195	$251

The following table presents the effect of the Company’s derivative instruments included in the accompanying condensed consolidated financial statements (in thousands):

	Location of Gains	Three Months Ended September 30,		Nine Months Ended September 30,
	(Losses) in Net Income	2020	2019	2020	2019
Revenues		$431,727	$397,547	$1,259,726	$1,189,478

Derivatives designated as cash flow hedging instruments:
Gains (losses) recognized in AOCI:
Foreign currency contracts		(1,084)	(36)	(216)	4,733
Gains (losses) reclassified from AOCI:
Foreign currency contracts	Revenues	818	1,134	3,182	1,264
Derivatives not designated as hedging instruments:
Gains (losses) recognized from foreign currency contracts	Other income (expense), net	$(115)	$(363)	$(525)	$(828)

Note 8.  Investments Held in Rabbi Trust

The Company’s investments held in rabbi trust, classified as trading securities and included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheets, at fair value, consist of the following (in thousands):

	September 30, 2020		December 31, 2019
	Cost	Fair Value	Cost	Fair Value
Mutual funds	$10,169	$15,088	$9,777	$13,927

The mutual funds held in rabbi trust were 64% equity-based and 36% debt-based as of September 30, 2020. Net investment gains (losses) included in “Other income (expense), net” in the accompanying Condensed Consolidated Statements of Operations consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net realized gains (losses) from sale of trading securities	$42	$62	$104	$128
Dividend and interest income	35	35	116	117
Net unrealized holding gains (losses)	764	(56)	380	1,402
	$841	$41	$600	$1,647

Note 9. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) consist of the following (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Net Investment Hedge	Unrealized Gain (Loss) on Cash Flow Hedging Instruments	Unrealized Actuarial Gain (Loss) Related to Pension Liability	Unrealized Gain (Loss) on Postretirement Obligation	Total
Balance at January 1, 2019	$(58,253)	$1,046	$(1,864)	$2,256	$40	$(56,775)
Pre-tax amount	5,462	—	6,978	108	—	12,548
Tax (provision) benefit	—	—	20	(23)	—	(3)
Reclassification of (gain) loss to net income	—	—	(2,719)	(100)	48	(2,771)
Foreign currency translation	42	—	(125)	83	—	—
Balance at December 31, 2019	(52,749)	1,046	2,290	2,324	88	(47,001)
Pre-tax amount	(2,727)	—	(216)	—	—	(2,943)
Tax (provision) benefit	—	—	(238)	12	—	(226)
Reclassification of (gain) loss to net income	—	—	(3,058)	(83)	(66)	(3,207)
Foreign currency translation	(135)	—	24	111	—	—
Balance at September 30, 2020	$(55,611)	$1,046	$(1,198)	$2,364	$22	$(53,377)

The following table summarizes the amounts reclassified to net income from accumulated other comprehensive income (loss) and the associated line item in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,		Statements of Operations
	2020	2019	2020	2019	Location
Gain (loss) on cash flow hedging instruments: (1)
Pre-tax amount	$818	$1,134	$3,182	$1,264	Revenues
Tax (provision) benefit	(54)	(33)	(124)	(78)	Income taxes
Reclassification to net income	764	1,101	3,058	1,186
Actuarial gain (loss) related to pension liability: (2)
Pre-tax amount	25	21	71	63	Other income (expense), net
Tax (provision) benefit	5	3	12	9	Income taxes
Reclassification to net income	30	24	83	72
Gain (loss) on postretirement obligation: (2)(3)
Reclassification to net income	22	5	66	15	Other income (expense), net
	$816	$1,130	$3,207	$1,273

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

Note 10. Income Taxes

The Company’s effective tax rates were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Effective tax rate	-1,126.7%	23.9%	34.4%	23.8%

The decrease in the effective tax rate for the three months ended September 30, 2020 as compared to 2019 was primarily due to the non-deductible goodwill impairment during the three months ended September 30, 2020. The decrease was also affected by shifts in earnings among the various jurisdictions in which the Company operates. Several additional factors, none of which were individually material, also impacted the rate. The difference between the Company’s effective tax rate as compared to the U.S. statutory federal tax rate of 21.0% was primarily due to the tax impact of permanent differences, state income and foreign withholding taxes, partially offset by the recognition of net tax benefits resulting from foreign tax rate differentials, income earned in certain tax holiday jurisdictions and tax credits.

The increase in the effective tax rate for the nine months ended September 30, 2020 as compared to 2019 was primarily due to the aforementioned non-deductible goodwill impairment, partially offset by shifts in earnings among the various jurisdictions in which the Company operates. Several additional factors, none of which were individually material, also impacted the rate. The difference between the Company’s effective tax rate as compared to the U.S. statutory federal tax rate of 21.0% was primarily due to the tax impact of permanent differences, state income and foreign withholding taxes, partially offset by the recognition of net tax benefits resulting from foreign tax rate differentials, income earned in certain tax holiday jurisdictions and tax credits.

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

The numbers of shares used in the earnings per share computation were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic:
Weighted average common shares outstanding	39,994	41,190	40,482	41,808
Diluted:
Dilutive effect of stock appreciation rights, restricted stock, restricted stock units and shares held in rabbi trust	—	117	131	100
Total weighted average diluted shares outstanding	39,994	41,307	40,613	41,908
Anti-dilutive shares excluded from the diluted earnings per share calculation	441	52	8	174

On August 18, 2011, the Company’s Board of Directors (the “Board”) authorized the Company to purchase up to 5.0 million shares of its outstanding common stock (the “2011 Share Repurchase Program”). On March 16, 2016, the Board authorized an increase of 5.0 million shares to the 2011 Share Repurchase Program for a total of 10.0 million shares.  A total of 8.3 million shares have been repurchased under the 2011 Share Repurchase Program since inception. The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price, management discretion and general market conditions. The 2011 Share Repurchase Program has no expiration date.

The shares repurchased under the Company’s 2011 Share Repurchase Program were as follows (in thousands, except per share amounts):

	Total Number of			Total Cost of
	Shares	Range of Prices Paid Per Share		Shares
	Repurchased	Low	High	Repurchased
Three Months Ended:
September 30, 2020	500	$31.49	$33.21	$16,248
September 30, 2019	369	$26.81	$28.00	$10,103
Nine Months Ended:
September 30, 2020	1,860	$23.33	$33.21	$52,176
September 30, 2019	1,140	$24.72	$28.00	$30,281

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

The Company received a state audit assessment and is currently rebutting the position. The Company has determined that the likelihood of a liability is reasonably possible and developed a range of possible loss up to $2.0 million, net of federal benefit, as of September 30, 2020.

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

Note 13. Defined Benefit Pension Plan and Postretirement Benefits

Defined Benefit Pension Plans

The following table provides information about the net periodic benefit cost for the Company’s pension plans (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Service cost	$118	$98	$331	$296
Interest cost	56	62	159	186
Recognized actuarial (gains)	(25)	(21)	(71)	(63)
	$149	$139	$419	$419

The Company’s service cost for its qualified pension plans was included in “Direct salaries and related costs” and “General and administrative” costs in its Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 3020 and 2019. The remaining components of net periodic benefit cost were included in “Other income (expense), net” in the Company’s Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
401(k) plan contributions	$719	$410	$2,210	$1,295

Note 14. Stock-Based Compensation

The following table summarizes the stock-based compensation expense (primarily in the Americas) and income tax benefits related to the stock-based compensation, both plan and non-plan related (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock-based compensation (expense) (1)	$(4,029)	$(1,504)	$(7,931)	$(5,594)
Income tax benefit (2)	967	361	1,903	1,343

(1) Included in "General and administrative" costs in the accompanying Condensed Consolidated Statements of Operations.

(2) Included in "Income taxes" in the accompanying Condensed Consolidated Statements of Operations.

During the nine months ended September 30, 2020, the Company granted 0.4 million performance-based restricted shares/restricted stock units and 0.2 million service-based restricted shares/restricted stock units under the Company’s 2019 Plan, all at a weighted average grant-date fair value of $25.60 per share.

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

Information about the Company’s reportable segments is as follows (in thousands):

	Americas	EMEA	Other (1)	Consolidated
Three Months Ended September 30, 2020:
Revenues	$349,063	$82,664	$—	$431,727
Percentage of revenues	80.9%	19.1%	0.0%	100.0%
Depreciation, net	$9,943	$2,006	$732	$12,681
Amortization of intangibles	$2,522	$844	$—	$3,366
Income (loss) from operations	$32,558	$(14,311)	$(20,347)	$(2,100)
Total other income (expense), net			1,685	1,685
Income taxes			(4,676)	(4,676)
Net income (loss)				$(5,091)
Three Months Ended September 30, 2019:
Revenues	$318,097	$79,427	$23	$397,547
Percentage of revenues	80.0%	20.0%	0.0%	100.0%
Depreciation, net	$10,086	$1,611	$752	$12,449
Amortization of intangibles	$3,289	$814	$—	$4,103
Income (loss) from operations	$34,516	$5,688	$(15,498)	$24,706
Total other income (expense), net			(912)	(912)
Income taxes			(5,689)	(5,689)
Net income				$18,105
Nine Months Ended September 30, 2020:
Revenues	$1,021,261	$238,458	$7	$1,259,726
Percentage of revenues	81.1%	18.9%	0.0%	100.0%
Depreciation, net	$30,064	$5,529	$2,179	$37,772
Amortization of intangibles	$9,089	$2,489	$—	$11,578
Income (loss) from operations	$108,816	$(7,053)	$(52,256)	$49,507
Total other income (expense), net			(2,163)	(2,163)
Income taxes			(16,287)	(16,287)
Net income				$31,057
Nine Months Ended September 30, 2019:
Revenues	$953,181	$236,231	$66	$1,189,478
Percentage of revenues	80.1%	19.9%	0.0%	100.0%
Depreciation, net	$32,252	$4,865	$2,281	$39,398
Amortization of intangibles	$10,015	$2,501	$—	$12,516
Income (loss) from operations	$91,168	$11,840	$(46,295)	$56,713
Total other income (expense), net			(2,815)	(2,815)
Income taxes			(12,837)	(12,837)
Net income				$41,061

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

The following table represents a disaggregation of revenue from contracts with customers by delivery location and by the reportable segment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Americas:
United States	$160,158	$144,698	$482,595	$451,466
The Philippines	69,382	65,560	196,388	180,431
Costa Rica	38,716	31,228	112,847	93,524
Canada	26,469	24,815	74,665	74,885
El Salvador	18,079	20,904	53,701	61,447
Other	36,259	30,892	101,065	91,428
Total Americas	349,063	318,097	1,021,261	953,181
EMEA:
Germany	25,573	23,471	74,340	70,148
Other	57,091	55,956	164,118	166,083
Total EMEA	82,664	79,427	238,458	236,231
Total Other	—	23	7	66
	$431,727	$397,547	$1,259,726	$1,189,478

Note 16. Other Income (Expense)

Other income (expense), net consists of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Foreign currency transaction gains (losses)	$(323)	$430	$(1,881)	$(107)
Gains (losses) on derivative instruments not designated as hedges	(115)	(363)	(525)	(828)
Net investment gains (losses) on investments held in rabbi trust	841	41	600	1,647
Other miscellaneous income (expense)	1,500	(163)	713	(690)
	$1,903	$(55)	$(1,093)	$22

Note 17. Related Party Transactions

In January 2008, the Company entered into a lease for a customer engagement center located in Kingstree, South Carolina. The landlord, Kingstree Office One, LLC, is an entity controlled by John H. Sykes, the founder, former Chairman and former Chief Executive Officer of the Company and the father of Charles Sykes, President and Chief Executive Officer of the Company. The lease payments on the 20-year lease were negotiated at or below market rates, and the lease is cancellable at the option of the Company. The Company paid a lease termination penalty of $0.1 million during the three months ended September 30, 2020 and will vacate the space as of March 31, 2021.  In addition to the termination penalty, the Company paid $0.1 million to the landlord during both the three months ended September 30, 2020 and 2019, and $0.4 million during both the nine months ended September 30, 2020 and 2019, under the terms of the lease.

Note 18. Subsequent Event

On October 13, 2020, the Company experienced a cyber incident affecting some of the Company’s systems (the “October 2020 Cyber Incident”). The Company believes it has identified the specific systems that were impacted and that it has generally restored operations with no material day-to-day impact to its ability to provide normal service to its clients. The Company’s investigation of the incident is ongoing with assistance from third-party experts. The Company has notified law enforcement officials and will cooperate in any criminal investigation of this matter. The Company maintains a cyber and privacy insurance policy and expects to recover business interruption and other losses related to the incident, subject to the Company’s deductible, which is not material.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Sykes Enterprises, Incorporated

400 North Ashley Drive

Tampa, Florida

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries (the "Company") as of September 30, 2020, the related condensed consolidated statements of operations, comprehensive income (loss), and changes in shareholders’ equity for the three-month and nine-month periods ended September 30, 2020 and 2019, and of cash flows for the nine-month periods ended September 30, 2020 and 2019, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

November 5, 2020

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

Our discussion and analysis may contain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on current expectations, estimates, forecasts, and projections about SYKES, our beliefs, and assumptions made by us, including our belief that our operations have not been materially impacted by the April 2020 cyber incident, as discussed in Note 18, Subsequent Event, in our Form 10-Q for the three months ended March 31, 2020, as filed with the SEC, or the October 2020 cyber incident, as discussed in Note 18, Subsequent Event, in the accompanying “Notes to Condensed Consolidated Financial Statements.” In addition, we may make other written or oral statements, which constitute forward-looking statements, from time to time. Words such as "believe," "estimate," "project," "expect," “intend,” “may," "anticipate," "plan," "seek," variations of such words, and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe our future plans, objectives, or goals also are forward-looking statements. Further, statements about the effects of the novel coronavirus (“COVID-19”) pandemic on our business, operations, financial performance and prospects may constitute forward-looking statements and are subject to the risk that the actual impacts may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond our control, including the scope and duration of the pandemic, actions taken by governmental authorities in response to the pandemic, and the direct and indirect impact of the pandemic on our clients, third parties and us.  These statements are not guarantees of future performance and are subject to a number of risks and uncertainties, including those discussed below and elsewhere in this report. Our actual results may differ materially from what is expressed or forecasted in such forward-looking statements, and undue reliance should not be placed on such statements. All forward-looking statements are made as of the date hereof, and we undertake no obligation to update any such forward-looking statements, whether as a result of new information, future events or otherwise.

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

Executive Summary

We are a leading provider of multichannel demand generation and global comprehensive customer engagement services. We provide differentiated full lifecycle customer engagement solutions and services primarily to Global

2000 companies and their end customers, principally in the financial services, communications, technology, transportation & leisure, healthcare and other industries. Our differentiated full lifecycle management services platform effectively engages customers at every touchpoint within the customer journey, including digital marketing and acquisition, sales expertise, customer service, technical support and retention, many of which can be optimized by a suite of robotic process automation (“RPA”) and artificial intelligence (“AI”) solutions. We serve our clients through two geographic operating regions: the Americas (United States, Canada, Latin America, Australia and the Asia Pacific Rim) and EMEA (Europe, the Middle East and Africa). Our Americas and EMEA regions primarily provide customer engagement solutions and services with an emphasis on inbound multichannel demand generation, customer service and technical support to our clients’ customers. These services, which represented 98.8% and 97.4% of consolidated revenues during the three months ended September 30, 2020 and 2019, respectively, and 98.8% and 97.6% during the nine months ended September 30, 2020 and 2019, respectively, are delivered through multiple communication channels including phone, e-mail, social media, text messaging, chat and digital self-service. We also provide various enterprise support services in the United States (“U.S.”) that include services for our clients’ internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, we also provide fulfillment services, which include order processing, payment processing, inventory control, product delivery and product returns handling. Additionally, through our acquisition of RPA provider Symphony Ventures Ltd (“Symphony”) coupled with our investment in AI through XSell Technologies, Inc. (“XSell”), we also provide a suite of solutions such as consulting, implementation, hosting and managed services that optimizes our differentiated full lifecycle management services platform. Our complete service offering helps our clients acquire, retain and increase the lifetime value of their customer relationships. We have developed an extensive global reach with customer engagement centers across six continents, including North America, South America, Europe, Asia, Australia and Africa.  We deliver cost-effective solutions that generate demand, enhance the customer service experience, promote stronger brand loyalty, and bring about high levels of performance and profitability.

Recent Developments

Coronavirus

On March 11, 2020, the World Health Organization characterized COVID-19 a pandemic. The global nature, rapid spread and continually evolving response by governments throughout the world to combat the spread has had a negative impact on the global economy. Certain of our customer engagement centers have been impacted by local government actions restricting facility access or are operating at lower capacity utilization levels to achieve social distancing. We are committed to the health and safety of our workforce and ensuring business continuity for the brands we serve. In response, we have shifted as many employees as possible to a work-at-home model. As of the middle of October 2020, approximately 95% of agents assigned to our brick-and-mortar facilities are working at our centers or from home across the world with 70% having transitioned to a work-at-home model. Approximately 5% of our agents lack the technical infrastructure to work from home. Our operations in the Philippines, El Salvador and Mexico have been most impacted by the governmental restrictions.

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

Exit of Leased Space

We are reevaluating our real estate footprint in connection with a transition of a portion of our workforce to a permanent remote working environment in both the Americas and EMEA. We have decided to terminate, sublease or abandon leases prior to the end of their lease terms at certain of our sites during the nine months ended September 30, 2020 as approximately 2,800 seats transitioned from brick and mortar to at home agents. As such, we recorded impairments of right-of-use (“ROU”) assets of $8.2 million and impairments of property and equipment of $5.6 million during the three months ended September 30, 2020 and impairments of ROU assets of $9.2 million and impairments of property and equipment of $6.3 million during the nine months ended September 30, 2020. See Note 5, Fair Value, in the accompanying “Notes to Condensed Consolidated Financial Statements” for further information. Annualized lease expense savings of $8.2 million and reduced depreciation expense of $2.6 million is expected from these actions. Of the $8.2 million in expected annualized lease savings, approximately 70% is anticipated to be realized as cash savings.

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

Results of Operations

The following table sets forth, for the periods indicated, the amounts presented in the accompanying Condensed Consolidated Statements of Operations as well as the change between the periods:

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2020	2019	$ Change	2020	2019	$ Change
Revenues	$431,727	$397,547	$34,180	$1,259,726	$1,189,478	$70,248
Operating expenses:
Direct salaries and related costs	275,206	253,669	21,537	810,584	767,558	43,026
General and administrative	107,053	102,620	4,433	312,964	311,582	1,382
Depreciation, net	12,681	12,449	232	37,772	39,398	(1,626)
Amortization of intangibles	3,366	4,103	(737)	11,578	12,516	(938)
Impairment of goodwill	21,792	—	21,792	21,792	—	21,792
Impairment of long-lived assets	13,729	—	13,729	15,529	1,711	13,818
Total operating expenses	433,827	372,841	60,986	1,210,219	1,132,765	77,454
Income (loss) from operations	(2,100)	24,706	(26,806)	49,507	56,713	(7,206)

Other income (expense):
Interest income	137	234	(97)	565	611	(46)
Interest (expense)	(355)	(1,091)	736	(1,635)	(3,448)	1,813
Other income (expense), net	1,903	(55)	1,958	(1,093)	22	(1,115)
Total other income (expense), net	1,685	(912)	2,597	(2,163)	(2,815)	652

Income (loss) before income taxes	(415)	23,794	(24,209)	47,344	53,898	(6,554)
Income taxes	4,676	5,689	(1,013)	16,287	12,837	3,450
Net income (loss)	$(5,091)	$18,105	$(23,196)	$31,057	$41,061	$(10,004)

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

Revenues

	Three Months Ended September 30,
	2020		2019
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change
Americas	$349,063	80.9%	$318,097	80.0%	$30,966
EMEA	82,664	19.1%	79,427	20.0%	3,237
Other	—	0.0%	23	0.0%	(23)
Consolidated	$431,727	100.0%	$397,547	100.0%	$34,180

Consolidated revenues increased $34.2 million, or 8.6%, for the three months ended September 30, 2020 from the comparable period in 2019.

The increase in Americas’ revenues was due to higher volumes from existing clients of $38.2 million, new clients of $14.1 million and a favorable foreign currency impact of $0.2 million, partially offset by end-of-life client programs of $21.5 million primarily in the communications vertical. Revenues from our offshore operations represented 44.1% of Americas’ revenues in 2020, compared to 44.4% for the comparable period in 2019.

The increase in EMEA’s revenues was due to new clients of $3.6 million and a favorable foreign currency impact of $3.3 million, partially offset by end-of-life client programs of $2.7 million primarily in the communications and other verticals and lower volumes from existing clients of $1.0 million.

On a consolidated basis, we had 46,300 brick-and-mortar seats as of September 30, 2020, a decrease of 1,200 seats from the comparable period in 2019, driven by decisions made by certain clients to permanently alter their delivery mix away from brick and mortar to a home agent solution due to COVID-19 in both the Americas and EMEA. On a segment basis, 38,700 seats were located in the Americas, a decrease of 1,000 seats from the comparable period in 2019, and 7,600 seats were located in EMEA, a decrease of 200 seats from the comparable period in 2019.

On a consolidated basis, the capacity utilization rate was 72%, compared to 73% in the comparable period in 2019, with the decrease primarily driven by agent flux inter-quarter between a brick and mortar facility and home agents. Including home agents in the comparable utilization calculation, however, would have resulted in an increase in comparable capacity utilization. As of the middle of October 2020, approximately 70% of agents who typically work in our brick-and-mortar facilities have transitioned to work at home, 25% are working in our facilities and the remaining 5% of agents are at home but idle.

The capacity utilization rate for the Americas in 2020 was 72%, compared to 73% in the comparable period in 2019. The capacity utilization rate for EMEA in 2020 was 71%, compared to 75% in the comparable period in 2019. We strive to attain a capacity utilization rate of 85% at each of our locations.  Capacity utilization is measured by taking the number of agents and indirect support headcount and dividing it by the number of seats provisioned for utilization. Capacity utilization is a critical metric for us as it is used as an input to the pricing, revenue and margin drivers of our business as well as capital allocation.

Direct Salaries and Related Costs

	Three Months Ended September 30,
	2020		2019
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$220,932	63.3%	$201,197	63.3%	$19,735	0.0%
EMEA	54,274	65.7%	52,472	66.1%	1,802	-0.4%
Consolidated	$275,206	63.7%	$253,669	63.8%	$21,537	-0.1%

The increase of $21.5 million in direct salaries and related costs included an unfavorable foreign currency impact of $0.4 million in the Americas and an unfavorable foreign currency impact of $2.2 million in EMEA.

Americas’ direct salaries and related costs, as a percentage of revenues, remained consistent and was primarily attributable to higher compensation costs of 1.2% driven by a decrease in agent productivity in the communications and healthcare verticals in the current period, higher travel costs of 0.3% driven by employee transportation during the pandemic and higher other costs of 0.1%, offset by lower customer-acquisition advertising costs of 0.7%, lower recruiting costs of 0.4%, lower auto tow claim costs of 0.3% and lower awards costs of 0.1%.

The decrease in EMEA’s direct salaries and related costs, as a percentage of revenues, was primarily attributable to lower travel costs of 0.6%, lower rebillable costs of 0.3%, lower communication costs of 0.3%, lower auto and parking costs of 0.2% and lower other costs of 0.3%, partially offset by higher compensation costs of 0.9% and higher severance costs of 0.4%.

General and Administrative

	Three Months Ended September 30,
	2020		2019
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$70,345	20.2%	$69,009	21.7%	$1,336	-1.5%
EMEA	17,093	20.7%	18,842	23.7%	(1,749)	-3.0%
Other	19,615	-	14,769	-	4,846	-
Consolidated	$107,053	24.8%	$102,620	25.8%	$4,433	-1.0%

The increase of $4.4 million in general and administrative expenses included an unfavorable foreign currency impact of $0.2 million in the Americas and an unfavorable foreign currency impact of $0.7 million in EMEA.

The decrease in Americas’ general and administrative expenses, as a percentage of revenues, was primarily attributable to lower facility-related costs of 0.9%, lower travel costs of 0.3%, lower software and maintenance costs of 0.3%, lower merger and integration costs of 0.2% and lower other costs of 0.2%, partially offset by higher compensation costs of 0.4%.

The decrease in EMEA’s general and administrative expenses, as a percentage of revenues, was primarily attributable to lower travel costs of 0.8%, lower compensation costs of 0.6%, lower merger and integration costs of 0.4%, lower legal and professional fees of 0.3%, lower recruiting costs of 0.3%, lower bad debt expense of 0.3%, lower communication costs of 0.2% and lower other costs of 0.1%.

The increase in Other general and administrative expenses, which includes corporate and other costs, was primarily attributable to higher compensation costs of $5.8 million, higher software and maintenance costs of $0.4 million and higher legal and professional fees of $0.3 million, partially offset by lower merger and integration costs of $0.9 million, lower travel costs of $0.4 million, lower seminars and education costs of $0.3 million and lower other costs of $0.1 million.

Depreciation, Amortization, Impairment of Goodwill and Impairment of Long-Lived Assets

	Three Months Ended September 30,
	2020		2019
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Depreciation, net:
Americas	$9,943	2.8%	$10,086	3.2%	$(143)	-0.4%
EMEA	2,006	2.4%	1,611	2.0%	395	0.4%
Other	732	-	752	-	(20)	-
Consolidated	$12,681	2.9%	$12,449	3.1%	$232	-0.2%

Amortization of intangibles:
Americas	$2,522	0.7%	$3,289	1.0%	$(767)	-0.3%
EMEA	844	1.0%	814	1.0%	30	0.0%
Other	—	-	—	-	—	-
Consolidated	$3,366	0.8%	$4,103	1.0%	$(737)	-0.2%

Impairment of goodwill:
Americas	$—	0.0%	$—	0.0%	$—	0.0%
EMEA	21,792	26.4%	—	0.0%	21,792	26.4%
Other	—	-	—	-	—	-
Consolidated	$21,792	5.0%	$—	0.0%	$21,792	5.0%

Impairment of long-lived assets:
Americas	$12,763	3.7%	$—	0.0%	$12,763	3.7%
EMEA	966	1.2%	—	0.0%	966	1.2%
Other	—	-	—	-	—	-
Consolidated	$13,729	3.2%	$—	0.0%	$13,729	3.2%

The increase in depreciation was primarily due to new depreciable fixed assets placed into service supporting site expansions and infrastructure upgrades as well as accelerated depreciation related to certain site exits, partially offset by the impact since the prior period of certain fully depreciated fixed assets as well as assets that were impaired.

The decrease in amortization was primarily due to the impact since the prior period of certain fully amortized intangible assets.

See Note 6, Goodwill and Intangibles, and Note 5, Fair Value, in the accompanying “Notes to Condensed Consolidated Financial Statements” for further information on the impairment of goodwill and long-lived assets.

Other Income (Expense)

	Three Months Ended September 30,
(in thousands)	2020	2019	$ Change
Interest income	$137	$234	$(97)

Interest (expense)	$(355)	$(1,091)	$736

Other income (expense), net:
Foreign currency transaction gains (losses)	$(323)	$430	$(753)
Gains (losses) on derivative instruments not designated as hedges	(115)	(363)	248
Gains (losses) on investments held in rabbi trust	841	41	800
Other miscellaneous income (expense)	1,500	(163)	1,663
Total other income (expense), net	$1,903	$(55)	$1,958

Interest income remained consistent with the comparable period.

The decrease in interest (expense) was primarily due to lower average outstanding borrowings than in the comparable period.

The change in other income (expense), net, was primarily due to a non-cash gain on dilution of the Company’s equity method investment in XSell Technologies, Inc. (“XSell”) and an increase in value of investments held in rabbi trust, partially offset by an increase in foreign exchange losses over the comparable period.

See Note 1, Overview and Basis of Presentation, and Note 8, Investments Held in Rabbi Trust, in the accompanying “Notes to Condensed Consolidated Financial Statements” for further information.

Income Taxes

	Three Months Ended September 30,
(in thousands)	2020	2019	$ Change
Income before income taxes	$(415)	$23,794	$(24,209)
Income taxes	4,676	5,689	(1,013)
			% Change
Effective tax rate	-1,126.7%	23.9%	-1,150.6%

The decrease in the effective tax rate in 2020 compared to 2019 was primarily due to the non-deductible goodwill impairment during the three months ended September 30, 2020.  The decrease was also affected by shifts in earnings among the various jurisdictions in which we operate. Several additional factors, none of which are individually material, also impacted the rate.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

Revenues

	Nine Months Ended September 30,
	2020		2019
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change
Americas	$1,021,261	81.1%	$953,181	80.1%	$68,080
EMEA	238,458	18.9%	236,231	19.9%	2,227
Other	7	0.0%	66	0.0%	(59)
Consolidated	$1,259,726	100.0%	$1,189,478	100.0%	$70,248

Consolidated revenues increased $70.2 million, or 5.9%, for the nine months ended September 30, 2020 from the comparable period in 2019.

The increase in Americas’ revenues was due to higher volumes from existing clients of $109.5 million and new clients of $30.5 million, partially offset by end-of-life client programs of $70.3 million primarily in the communications vertical and an unfavorable foreign currency impact of $1.6 million. Revenues from our offshore operations represented 43.2% of Americas’ revenues in 2020, compared to 42.4% for the comparable period in 2019.

The increase in EMEA’s revenues was due to higher volumes from existing clients of $8.6 million and new clients of $4.2 million, partially offset by end-of-life client programs of $8.9 million primarily in the communications and other verticals and an unfavorable foreign currency impact of $1.7 million.

Direct Salaries and Related Costs

	Nine Months Ended September 30,
	2020		2019
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$648,166	63.5%	$606,675	63.6%	$41,491	-0.1%
EMEA	162,418	68.1%	160,883	68.1%	1,535	0.0%
Consolidated	$810,584	64.3%	$767,558	64.5%	$43,026	-0.2%

The increase of $43.0 million in direct salaries and related costs included an unfavorable foreign currency impact of $0.6 million in the Americas and a favorable foreign currency impact of $1.6 million in EMEA.

The decrease in Americas’ direct salaries and related costs, as a percentage of revenues, was primarily attributable to lower customer-acquisition advertising costs of 0.6%, lower auto tow claim costs of 0.4%, lower recruiting costs of 0.3% and lower communications costs of 0.2%, partially offset by higher compensation costs of 0.9% and higher travel costs of 0.4% and higher other costs of 0.1%.

EMEA’s direct salaries and related costs, as a percentage of revenues, remained consistent and was primarily attributable to higher compensation costs of 1.4% driven by a decrease in agent productivity in the communications vertical in the current period and higher severance costs of 0.2%, partially offset by lower software purchased for resale of 0.6%, lower travel costs of 0.4%, lower communications costs of 0.3% and lower rebillable costs of 0.3%.

General and Administrative

	Nine Months Ended September 30,
	2020		2019
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$210,563	20.6%	$211,360	22.2%	$(797)	-1.6%
EMEA	52,317	21.9%	56,142	23.8%	(3,825)	-1.9%
Other	50,084	-	44,080	-	6,004	-
Consolidated	$312,964	24.8%	$311,582	26.2%	$1,382	-1.4%

The increase of $1.4 million in general and administrative expenses included a favorable foreign currency impact of $0.1 million in the Americas and a favorable foreign currency impact of $0.4 million in EMEA.

The decrease in Americas’ general and administrative expenses, as a percentage of revenues, was primarily attributable to lower facility-related costs of 0.8%, lower travel costs of 0.2%, lower merger and integration costs of 0.2%, lower software and maintenance costs of 0.2% and lower other costs of 0.2%.

The decrease in EMEA’s general and administrative expenses, as a percentage of revenues, was primarily attributable to lower merger and integration costs of 0.8%, lower travel costs of 0.5%, lower legal and professional fees of 0.3% and lower other costs of 0.5%, partially offset by higher software and maintenance costs of 0.2%.

The increase in Other general and administrative expenses, which includes corporate and other costs, was primarily attributable to higher compensation costs of $5.4 million, higher software and maintenance costs of $0.9 million, higher merger and integration costs of $0.4 million, higher charitable contributions of $0.3 million, higher legal and professional fees of $0.3 million and higher other costs of $0.1 million, partially offset by lower travel costs of $0.8 million, lower seminars and education costs of $0.4 million and lower severance costs of $0.2 million.

Depreciation, Amortization and Impairment of Long-Lived Assets

	Nine Months Ended September 30,
	2020		2019
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Depreciation, net:
Americas	$30,064	2.9%	$32,252	3.4%	$(2,188)	-0.5%
EMEA	5,529	2.3%	4,865	2.1%	664	0.2%
Other	2,179	-	2,281	-	(102)	-
Consolidated	$37,772	3.0%	$39,398	3.3%	$(1,626)	-0.3%

Amortization of intangibles:
Americas	$9,089	0.9%	$10,015	1.1%	$(926)	-0.2%
EMEA	2,489	1.0%	2,501	1.1%	(12)	-0.1%
Other	—	-	—	-	—	-
Consolidated	$11,578	0.9%	$12,516	1.1%	$(938)	-0.2%

Impairment of goodwill:
Americas	$—	0.0%	$—	0.0%	$—	0.0%
EMEA	21,792	9.1%	—	0.0%	21,792	9.1%
Other	—	-	—	-	—	-
Consolidated	$21,792	1.7%	$—	0.0%	$21,792	1.7%

Impairment of long-lived assets:
Americas	$14,563	1.4%	$1,711	0.2%	$12,852	1.2%
EMEA	966	0.4%	—	0.0%	966	0.4%
Other	—	-	—	-	—	-
Consolidated	$15,529	1.2%	$1,711	0.1%	$13,818	1.1%

The decrease in depreciation was primarily due to the impact since the prior period of certain fully depreciated fixed assets as well as assets that were impaired, partially offset by new depreciable fixed assets placed into service supporting site expansions and infrastructure upgrades as well as accelerated depreciation related to certain site exits.

The decrease in amortization was primarily due to the impact since the prior period of certain fully amortized intangible assets.

See Note 6, Goodwill and Intangible Assets, and Note 5, Fair Value, in the accompanying “Notes to Condensed Consolidated Financial Statements” for further information on the impairment of goodwill and long-lived assets.

Other Income (Expense)

	Nine Months Ended September 30,
(in thousands)	2020	2019	$ Change
Interest income	$565	$611	$(46)

Interest (expense)	$(1,635)	$(3,448)	$1,813

Other income (expense), net:
Foreign currency transaction gains (losses)	$(1,881)	$(107)	$(1,774)
Gains (losses) on derivative instruments not designated as hedges	(525)	(828)	303
Gains (losses) on investments held in rabbi trust	600	1,647	(1,047)
Other miscellaneous income (expense)	713	(690)	1,403
Total other income (expense), net	$(1,093)	$22	$(1,115)

Interest income remained consistent with the comparable period.

The decrease in interest (expense) was primarily due to lower average outstanding borrowings than in the comparable period.

The change in other income (expense), net, was primarily due to an increase in foreign exchange losses over the comparable period and a decline in value of investments held in rabbi trust, partially offset by a non-cash gain on dilution of our equity method investment in XSell.

See Note 1, Overview and Basis of Presentation, and Note 8, Investments Held in Rabbi Trust, in the accompanying “Notes to Condensed Consolidated Financial Statements” for further information.

Income Taxes

	Nine Months Ended September 30,
(in thousands)	2020	2019	$ Change
Income before income taxes	$47,344	$53,898	$(6,554)
Income taxes	16,287	12,837	3,450
			% Change
Effective tax rate	34.4%	23.8%	10.6%

The increase in the effective tax rate in 2020 compared to 2019 was primarily due to the non-deductible goodwill impairment during the three months ended September 30, 2020, partially offset by shifts in earnings among the various jurisdictions in which we operate. Several additional factors, none of which are individually material, also impacted the rate.

Client Concentration

Our top ten clients accounted for 41.7% and 42.8% of our consolidated revenues in the three months ended September 30, 2020 and 2019, respectively, and 44.0% and 42.5% of our consolidated revenues in the nine months ended September 30, 2020 and 2019, respectively.

Total revenues by segment from our largest client in each of the periods, which was in the financial services vertical for the three and nine months ended September 30, 2020 and the three months ended September 30, 2019 and the communications vertical for the nine months ended September 30, 2019, were as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$30,052	8.6%	$30,024	9.4%	$91,778	9.0%	$84,177	8.8%
EMEA	—	0.0%	—	0.0%	—	0.0%	149	0.1%
	$30,052	7.0%	$30,024	7.6%	$91,778	7.3%	$84,326	7.1%

Total revenues by segment of our clients that each individually represents 10% or greater of that segment’s revenues in each of the periods were as follows (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$—	0.0%	$—	0.0%	$—	0.0%	$—	0.0%
EMEA	27,794	33.6%	10,027	12.6%	77,819	32.6%	30,063	12.7%
	$27,794	6.4%	$10,027	2.5%	$77,819	6.2%	$30,063	2.5%

Business Outlook

For the three months ended December 31, 2020, we anticipate the following financial results:

•	Revenues in the range of $439.0 million to $444.0 million;
•	Effective tax rate of approximately 24.0%;
•	Fully diluted share count of approximately 39.8 million;
•	Diluted earnings per share in the range of $0.69 to $0.73; and
•	Capital expenditures in the range of $14.0 million to $19.0 million.

For the twelve months ended December 31, 2020, we anticipate the following financial results:

•	Revenues in the range of $1,699.0 million to $1,704.0 million;
•	Effective tax rate of approximately 30.0%;
•	Fully diluted share count of approximately 40.4 million;
•	Diluted earnings per share in the range of $1.45 to $1.48; and
•	Capital expenditures in the range of $50.0 million to $55.0 million.

We are reinstating our business outlook based on improved visibility into underlying trends present in client forecasts, the ability to better probability weight the assumptions driving those forecasts and the momentum of actual results that have materialized over the last two quarters. We are seeing sustained levels of demand stemming from existing and new clients as well as new lines of businesses across our vertical markets, consistent with the pattern that has driven those verticals to date. As such, we are currently ramping client programs and expect fourth quarter revenues to see a healthy increase on a sequential basis. Given the demand cadence and our solid operational performance – which when tempered against the trajectory of the COVID-19 pandemic, the attendant costs, uncertainty around fiscal stimulus and the potential for disruption due to continued intermittent lockdowns – we believe we are entering the fourth quarter in a strong competitive position.

We continue to work with clients in determining the future view of their delivery strategy between home agent and brick and mortar facility driven by COVID-19. As such, we will continue to adjust our capacity footprint – similar to actions taken on facility leases in the third quarter of 2020 – as we get greater clarity around those decisions.

Our revenues and earnings per share assumptions for the fourth quarter and full year 2020 are based on foreign exchange rates as of October 2020. Therefore, the continued volatility in foreign exchange rates between the U.S. Dollar and the functional currencies of the markets we serve could have a further impact, positive or negative, on revenues and earnings per share relative to the business outlook for the fourth quarter and full-year as discussed above.

The Company anticipates total other interest income (expense), net of approximately $(0.8) million for the fourth quarter and $(3.0) million for the full year 2020. The amounts in the other interest income (expense), net, however, exclude the potential impact of any future foreign exchange gains or losses.

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

Our Board of Directors authorized us to purchase up to 10.0 million shares of our outstanding common stock (the “2011 Share Repurchase Program”) on August 18, 2011, as amended on March 16, 2016.  A total of 8.3 million shares have been repurchased under the 2011 Share Repurchase Program since inception.  The shares are purchased, from time to time, through open market purchases or in negotiated private transactions, and the purchases are based on factors, including but not limited to, the stock price, management discretion and general market conditions. The 2011 Share Repurchase Program has no expiration date.

During the nine months ended September 30, 2020, cash decreased due to $94.0 million used to repay long-term debt, $52.2 million used to repurchase common stock, $35.7 million used for capital expenditures and $1.1 million to repurchase common stock for tax withholding on equity awards, partially offset by an increase of $142.9 million from operating activities, $28.0 million of debt proceeds and $0.7 million of other cash inflows, resulting in a $11.1 million decrease in available cash, cash equivalents and restricted cash (including the favorable effects of foreign currency exchange rates on cash, cash equivalents and restricted cash of $0.3 million).

Net cash flows provided by operating activities for the nine months ended September 30, 2020 were $142.9 million, compared to $97.6 million for the comparable period in 2019. The $45.3 million increase in net cash flows from operating activities was due to a net increase of $37.9 million in non-cash reconciling items, such as net impairment, unrealized foreign currency transaction gains (losses), and net unrealized gains (losses) and premiums on financial instruments and a $17.4 million in cash flows from assets and liabilities, partially offset by a $10.0 million decrease in net income. The $17.4 million increase in 2020 from 2019 in cash flows from assets and liabilities was principally a result of a $9.3 million increase in other liabilities, a $5.6 million decrease in other assets, a $5.4 million decrease in accounts receivable and a $2.4 million increase in deferred revenue and customer liabilities, partially offset by a $3.2 million change in operating lease assets and liabilities and a $2.0 million change in net taxes payable. The $9.3 million increase in the change in other liabilities was primarily due to a $11.1 million increase in other long-term liabilities driven by the deferral of our portion of social security taxes as permitted by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act. The $5.6 million decrease in other assets was primarily due to a $4.6 million decrease in deferred charges and other assets driven by an increase in the prior year in long-term accounts receivable and deferred finance charges associated with the 2019 Credit Agreement. The $5.6 million decrease in the change in accounts receivable was primarily due the timing of billings and collections.

Capital expenditures, which are generally funded by cash generated from operating activities, available cash balances and borrowings available under our credit facilities, were $35.7 million for the nine months ended September 30, 2020, compared to $24.5 million for the comparable period in 2019, an increase of $11.2 million. In 2020, we anticipate capital expenditures in the range of $50.0 million to $55.0 million, primarily for systems infrastructure upgrades and additions as well as new seat additions.

On February 14, 2019, we entered into a $500 million senior revolving credit facility (the “2019 Credit Agreement”) with a group of lenders, KeyBank National Association, as Administrative Agent, Swing Line Lender and Issuing Lender (“KeyBank”), the lenders named therein, and KeyBanc Capital Markets Inc. as Lead Arranger and Sole Book Runner. The 2019 Credit Agreement replaced our previous $440 million revolving credit facility dated May 12, 2015 (the “2015 Credit Agreement”), which agreement was terminated simultaneous with entering into the 2019 Credit Agreement. The 2019 Credit Agreement is subject to certain borrowing limitations and includes certain customary financial and restrictive covenants. We are not currently aware of any inability of our lenders to provide access to the full commitment of funds that exist under the 2019 Credit Agreement, if necessary.  However, there can be no assurance that such facility will be available to us, even though it is a binding commitment of the financial institutions. The 2019 Credit Agreement will mature on February 14, 2024. As of September 30, 2020, we were in compliance with all loan requirements of the 2019 Credit Agreement and had $7.0 million of outstanding borrowings under this facility. For additional discussion of our credit agreements, see Note 18, Borrowings in the “Notes to the Consolidated Financial Statements” section of our Annual Report on Form 10-K for the year ended December 31, 2019.

Our credit agreements had an average daily utilization of $29.4 million and $91.9 million during the three months ended September 30, 2020 and 2019, respectively, and $54.8 million and $92.5 million during the nine months ended September 30, 2020 and 2019, respectively. During the three months ended September 30, 2020 and 2019, the related interest expense, including the commitment fee and excluding the amortization of deferred loan fees, was $0.2 million and $0.9 million, respectively, which represented weighted average interest rates of 3.3% and 3.9%, respectively. During the nine months ended September 30, 2020 and 2019, the related interest expense, including the commitment fee and excluding the amortization of deferred loan fees, was $1.2 million and $2.8 million, respectively, which represented weighted average interest rates of 3.0% and 4.0%, respectively.

We repaid $66.0 million, net, of long-term debt outstanding under the 2019 Credit Agreement during the nine months ended September 30, 2020.  Our future interest expense for the remainder of 2020 will vary based on our usage of the 2019 Credit Agreement and market interest rates.

We are currently under audit in several tax jurisdictions and believe we have adequate reserves related to all matters pertaining to these audits. Should we experience unfavorable outcomes from these audits, such outcomes could have a significant impact on our financial condition, results of operations and cash flows.

As part of the July 1, 2018 WhistleOut acquisition, an AUD 14.0 million three-year retention bonus is payable in installments on or around July 1, 2019, 2020 and 2021. We paid the first installment of AUD 6.0 million ($4.2 million) in July 2019. We accelerated the 2021 installment of the retention bonus and paid AUD 8.0 million ($5.6 million) in July 2020, which represented both the 2020 and 2021 installments. No further amounts are due. Also, as part of the Symphony acquisition on November 1, 2018, a portion of the purchase price, with an acquisition date present value of GBP 7.9 million ($10.0 million), was deferred and is payable in equal installments over three years, on or around November 1, 2019, 2020 and 2021. We paid the first installment of GBP 2.7 million ($3.3 million) in October 2019 and the second installment of GBP 2.7 million ($3.4 million) in October 2020.

As of September 30, 2020, we had $116.3 million in cash and cash equivalents, of which approximately 79.5%, or $92.5 million, was held in international operations. Most of these funds will not be subject to additional taxes in the United States if repatriated; however, certain jurisdictions may impose additional withholding taxes. There are circumstances where we may be unable to repatriate some of the cash and cash equivalents held by our international operations due to country restrictions.

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

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

The Symphony reporting unit’s carrying value exceeded its fair value as of July 31, 2020, the date of our annual impairment test, and a $21.8 million impairment was recorded. The Clearlink, Latin America and Qelp reporting units’ fair value exceeded their respective carrying values but not substantially. Information related to these reporting units as of July 31, 2020, the date of our annual impairment test was as follows (in thousands):

Reporting Unit	Allocated Goodwill	Percentage by Which Fair Value Exceeds Carrying Value
Clearlink (1)	$74,243	11-20%
Latin America (2)	$18,830	11-20%
Qelp (3)	$10,290	21-30%

(1) Increase in the fair value cushion from the prior year was primarily attributable to a decrease in its weighted average cost of capital driven by a decrease in the risk-free rate.

(2) Decrease in the fair value cushion from the prior year was primarily attributable to an increase in its weighted average cost of capital driven by an increase in the country risk premium, market risk premium and country default spread.

(3) Increase in the fair value cushion from the prior year was primarily attributable to an increase in growth and profitability expectations using the market valuation approach.

A hypothetical 10% decrease in the fair value of the Clearlink, Latin America and Qelp reporting units would not have resulted in the recognition of an impairment loss as of the date of our annual impairment test.

As of September 30, 2020, as outlined in Note 6, Goodwill and Intangible Assets, in the accompanying “Notes to Condensed Consolidated Financial Statements,” the Symphony, Clearlink, Latin America and Qelp reporting units are at risk of future impairment as the fair value is not substantially in excess of carrying value (“cushion”).

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

Item 4.  Controls and Procedures

As of September 30, 2020, under the direction of our Chief Executive Officer and Chief Finance Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Finance Officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of September 30, 2020, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.  Risk Factors

For risk factors, see Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2019. During the nine months ended September 30, 2020, we modified the following risk factor:

Health epidemics could disrupt our business and adversely affect our financial results.

Our customer engagement centers typically seat hundreds of employees in one location. Accordingly, an outbreak of a contagious infection, such as COVID-19, in one or more of the markets in which we do business may result in significant worker absenteeism, lower asset utilization rates, voluntary or mandatory closure of our offices and delivery centers, travel restrictions on our employees, and other disruptions to our business. As disclosed elsewhere, as a result of the COVID-19 pandemic, certain of our customer engagement centers have been impacted by local government actions restricting facility access or are operating at lower capacity utilization levels. Certain of our agents lack the technical infrastructure to work from home. As a result, our operations in the Philippines, El Salvador and Mexico have been most impacted by the governmental restrictions. The global nature of the ongoing COVID-19 pandemic has significantly impacted the global economy. If the pandemic is prolonged, it could severely disrupt our business operations and have a material adverse effect on our business, financial condition and results of operations. In particular, the impacts may include reduced demand for our services as a result of economic recession, inability to reduce costs while volumes are temporarily reduced, and delayed payments from clients. As disclosed elsewhere, Symphony’s on-site consulting model has been negatively impacted by travel and shelter-in-place restrictions imposed by governments and businesses to reduce the spread of COVID-19. During the three months ended September 30, 2020, we recorded a $21.8 million impairment to Symphony’s goodwill resulting from the protracted impact of the pandemic. There is significant uncertainty regarding the length of time these restrictions will remain in place and additional impairment charges may arise in the future if the Company’s operations experience a prolonged delay in the resumption of its operations or a significant shift in client demand results from the economic downturn.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Below is a summary of stock repurchases for the three months ended September 30, 2020 (in thousands, except average price per share). See Note 11, Earnings Per Share, in the accompanying “Notes to Condensed Consolidated Financial Statements” for information regarding our stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs (1)
July 1, 2020 - July 31, 2020	—	$—	—	2,248
August 1, 2020 - August 31, 2020	—	$—	—	2,248
September 1, 2020 - September 30, 2020	500	$32.47	500	1,748
Total	500		500	1,748

(1) The total number of shares approved for repurchase under the 2011 Share Repurchase Program dated August 18, 2011, as amended on March 16, 2016, is 10.0 million. The 2011 Share Repurchase Program has no expiration date.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

The following documents are filed as an exhibit to this Report:

No.	Description

15	Awareness letter.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).

31.2	Certification of Chief Finance Officer, pursuant to Rule 13a-14(a).

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. §1350.

32.2*	Certification of Chief Finance Officer, pursuant to 18 U.S.C. §1350.

101.INS+	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

104+	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included in Exhibit 101)

*	Furnished herewith as an Exhibit.
+	Submitted electronically with this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYKES ENTERPRISES, INCORPORATED
(Registrant)

Date: November 5, 2020	By:	/s/ John Chapman
John Chapman
Chief Finance Officer
(Principal Financial and Accounting Officer)