Form 10-K
period 2020-12-31
SYKES ENTERPRISES INC
filed 2021-02-26
CIK 1010612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates computed by reference to the closing sales price of such shares on the NASDAQ Global Select Market on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,054,045,429.

As of February 8, 2021, there were 39,614,062 outstanding shares of common stock.

DOCUMENTS INCORPORATED BY REFERENCE:

Documents	Form 10-K Reference
Portions of the Proxy Statement for the year 2021 Annual Meeting of Shareholders	Part III Items 10–14

PART I

Item 1. Business

General

Sykes Enterprises, Incorporated and consolidated subsidiaries (“SYKES,” “our,” “us” or “we”) is a leading full lifecycle provider of global customer experience management services, multichannel demand generation and digital transformation. SYKES provides differentiated full lifecycle customer experience management solutions and services primarily to Global 2000 companies and their end customers principally in the financial services, technology, communications, transportation & leisure and healthcare industries. Our differentiated full lifecycle services platform effectively engages customers at every touchpoint within the customer journey, including digital media and acquisition, sales expertise, customer service, technical support and retention, many of which can be optimized through a suite of digital transformation capabilities under our SYKES Digital Services (“SDS”) group, which spans robotic process automation (“RPA”), self-service, insight analytics and digital learning.  In addition to digital transformation, SYKES also provides artificial intelligence (“AI”) solutions that can be embedded and leveraged across its lifecycle offerings. We serve our clients through two geographic operating regions: the Americas (United States, Canada, Latin America, Australia and the Asia Pacific Rim) and EMEA (Europe, the Middle East and Africa). Our Americas and EMEA regions primarily provide customer management solutions and services with an emphasis on inbound multichannel demand generation, customer service and technical support to our clients’ customers. These services are delivered through multiple communication channels including phone, e-mail, social media, text messaging, chat and digital self-service. We also provide various enterprise support services in the United States that include services for our clients’ internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, we also provide fulfillment services, which include order processing, payment processing, inventory control, product delivery and product returns handling. (See Note 25, Segments and Geographic Information, of the accompanying “Notes to Consolidated Financial Statements” for further information on our segments.) Additionally, through our acquisition of RPA provider Symphony Ventures Ltd (“Symphony”) coupled with our investment in AI through XSell Technologies, Inc. (“XSell”), we also provide a suite of digital transformation capabilities that optimizes our differentiated full lifecycle management services platform. Our complete service offering helps our clients acquire, retain and increase the lifetime value of their customer relationships. We have developed an extensive global reach with customer experience management centers across six continents, including North America, South America, Europe, Asia, Australia and Africa. We deliver cost-effective solutions that generate demand, enhance the customer service experience, promote stronger brand loyalty, and bring about high levels of performance and profitability.

SYKES was founded in 1977 in North Carolina and we moved our headquarters to Florida in 1993. Our headquarters are located at 400 North Ashley Drive, Suite 2800, Tampa, Florida 33602, and our telephone number is (813) 274-1000.

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, as well as our proxy statements and other materials which are filed with, or furnished to, the Securities and Exchange Commission (“SEC”) are made available, free of charge, on or through our internet website at www.sykes.com by first clicking on “Investor Relations” then on “SEC Filings” as soon as reasonably practicable after they are filed with, or furnished to, the SEC.

Recent Developments

Coronavirus

On March 11, 2020, the World Health Organization characterized the novel coronavirus (“COVID-19”) a pandemic. The global nature, rapid spread and continually evolving response by governments throughout the world to combat the spread has had a negative impact on the global economy. Certain of our customer experience management centers have been impacted by local government actions restricting facility access or are operating at lower capacity utilization levels to achieve social distancing. We are committed to the health and safety of our workforce and ensuring business continuity for the brands we serve. In response, we have shifted as many employees as possible to a work-at-home model. As of January 2021, approximately 95% of agents assigned to our brick-and-mortar facilities are working at our centers or from home across the world with 70% having transitioned to a work-at-home model. Approximately

5% of our agents are idle primarily due to the lack of technical infrastructure to work from home. Our operations in the Philippines, El Salvador and Mexico have been most impacted by the governmental restrictions.

We continue to closely monitor the prevalence of COVID-19 in the communities where our centers are located as well as guidance from public health authorities, federal and local agencies and municipalities. We will work with employees and clients to transition agents back to our centers based on that guidance, but risk further disruption to our business as a result of COVID-19 and government-imposed restrictions.

Exit of Leased Space

We are reevaluating our real estate footprint in connection with a transition of a portion of our workforce to a permanent remote working environment in both the Americas and EMEA. We have decided to terminate, sublease or abandon leases prior to the end of their lease terms at certain of our sites during the year ended December 31, 2020 as approximately 3,200 seats transitioned from brick and mortar to at home agents. As such, we recorded impairments of right-of-use (“ROU”) assets of $12.7 million and impairments of property and equipment of $7.1 million during the year ended December 31, 2020. See Note 6, Fair Value, in the accompanying “Notes to Consolidated Financial Statements” for further information. Annualized lease expense savings of approximately $10.3 million and reduced depreciation expense of approximately $3.0 million are expected from these actions. Of the $10.3 million in expected annualized lease savings, approximately 70% is anticipated to be realized as cash savings.

Americas 2019 Exit Plan

During the first quarter of 2019, we initiated a restructuring plan to simplify and refine our operating model in the United States (“U.S.”) (the “Americas 2019 Exit Plan”), in part to improve agent attrition and absenteeism. The Americas 2019 Exit Plan included the closure of customer experience management centers, the consolidation of leased space in various locations in the U.S. and management reorganization. We finalized the actions under the Americas 2019 Exit Plan as of September 30, 2019.

Acquisitions

On December 31, 2020, we completed the acquisition of Taylor Media Corp. (“TMC”), a personal finance digital media company and owner of The Penny Hoarder. Of the total initial purchase price of $104.8 million, subject to a post-closing working capital adjustment, $87.2 million was paid upon closing using $63.0 million of additional borrowings under our credit agreement as well as cash on hand. Of the remaining $17.6 million of the purchase price, $0.2 million will go to repay outstanding debt and $17.4 million of the purchase price was deferred and is payable on December 31, 2027, the seventh anniversary of the closing. In the event TMC’s previous owner remains employed by the Company or one of its subsidiaries on December 31, 2022, the second anniversary of the closing, the deferred payment will be accelerated and due at that time. TMC’s assets and liabilities have been reflected in our consolidated balance sheet as of December 31, 2020 in the Americas segment and the results of TMC’s operations will be reflected in our consolidated financial statements beginning on January 1, 2021.

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

On July 9, 2018, we completed the acquisition of WhistleOut Pty Ltd and WhistleOut Inc. (together, “WhistleOut”).  WhistleOut is a consumer comparison platform focused on mobile, broadband and pay TV services, principally across Australia and the U.S. The acquisition broadens our digital media capabilities geographically and extends our home services product portfolio. The total purchase price of AUD 30.2 million ($22.4 million) was funded through $22.0 million of additional borrowings under our credit agreement. Subsequent to the finalization of the working capital adjustment, the purchase price was adjusted to AUD 30.3 million ($22.5 million).  The results of WhistleOut’s operations have been reflected in our consolidated financial statements since July 9, 2018.

See Note 4, Acquisitions, in the accompanying “Notes to Consolidated Financial Statements” for further information.

Industry Overview

The customer experience management solutions and services industry, includes services such as digital media and demand generation, customer acquisition, customer support, customer retention, digital transformation, RPA, self-service, insight analytics and digital learning. According to Everest Group, an industry research firm, the outsourced portion of the customer experience management solutions and services industry worldwide was estimated to be between $83 billion and $85 billion, growing at rate of approximately 1% from 2017 to 2020 due to COVID-19 related lockdowns impacting consumer confidence and economic activity.

We believe that growth for broader outsourced customer experience management solutions and services will be fueled by the trend of Global 2000 companies and medium-sized businesses utilizing outsourcers. In today’s marketplace, companies increasingly are seeking a comprehensive suite of innovative full lifecycle customer experience management solutions and services that allow them to acquire customers, enhance the end user’s experience with their products and services, strengthen and enhance their company brands, maximize the lifetime value of their customers through retention and up-sell and cross-sell, efficiently and effectively deliver human interactions when and where customers value it most, and deploy best-in-class customer management strategies, automation processes and technologies. However, a myriad of factors, among them intense global competition, pricing pressures, softness in the global economy and rapid changes in technology, continue to make it difficult for companies to cost-effectively maintain the in-house personnel necessary to handle all of their customer experience management needs.

To address these needs, we offer multichannel demand generation and comprehensive global customer experience management solutions and services that leverage brick-and-mortar and at-home agent delivery infrastructure as well as digital transformational capabilities and AI.  We provide consistent high-value support for our clients’ customers across the globe in a multitude of languages, leveraging our dynamic, secure communications infrastructure and our global footprint that reaches across 21 countries. This global footprint includes established brick-and-mortar operations in both onshore and offshore geographies where companies have access to high-quality customer experience management solutions at lower costs compared to other markets.  We further complement our brick-and-mortar global delivery model with a highly differentiated and ready-made best-in-class at-home agent delivery model.  In addition, we provide digital self-service customer support and automation that differentiates our go-to-market strategy as it expands options for companies to best service their customers in their channel of choice to deliver an “effortless customer experience.”  By working in partnership with outsourcers, companies can ensure that the crucial task of acquiring, growing and retaining their customer base is addressed while creating operating flexibility, enabling focus on their core competencies, ensuring service excellence and execution, achieving cost savings through a variable cost structure, leveraging scale, entering niche markets speedily, and efficiently allocating capital within their organizations.

Business Strategy

Broadly speaking, our value proposition to our clients is that of a trusted partner, which provides full lifecycle global customer experience management services, multichannel demand generation, digital transformation and AI capabilities primarily to Global 2000 companies that drive customer acquisition, differentiation, brand loyalty and increased lifetime value of end customer relationships. By outsourcing their customer acquisition and service solutions to us, clients are able to achieve exceptional customer experience and drive tangible business impact with greater operational flexibility, enhanced revenues, lower operating costs and faster speed to market, all of which are at the center of our value proposition. At a tactical level, we deliver on this value proposition through consistent delivery of operational and client excellence. Our business strategy is to leverage this value proposition in order to capitalize on and increase our share of the large and underpenetrated addressable market opportunity for customer experience management solutions and services worldwide. We believe through successful execution of our business strategy, we could generate a healthy level of revenue growth and drive targeted long-term operating margins. To deliver on our long-term growth potential and operating margin objectives, we need to manage the key levers of our business strategy, the principles of which include the following:

Build Long-Term Client Relationships Through Customer Service Excellence. We believe that providing high-value, high-quality service is critical in our clients’ decisions to outsource and in building long-term relationships with our clients. To ensure service excellence and consistency across each of our centers globally, we leverage a portfolio of techniques, including SYKES Science of Service®. This standard is a compilation of more than 30 years of experience and best practices. Every customer experience management center strives to meet or exceed the standard, which addresses leadership, hiring and training, performance management down to the agent level, forecasting and scheduling, and the client relationship including continuous improvement, disaster recovery plans and feedback.

Increasing Share of Seats Within Existing Clients and Winning New Clients. We provide customer experience management solutions and services to primarily Global 2000 companies. With this large target market, we have the opportunity to grow our client base while we also selectively target new economy or disrupter clients. We strive to achieve this by winning a greater share of our clients’ in-house seats as well as gaining share from our competitors by providing consistently high-quality service as clients continue to consolidate their vendor base. In addition, as we further integrate the recently acquired RPA and AI capabilities with digital media and leverage it across our brick-and-mortar and at-home agent delivery platforms both domestically and internationally within our vertical markets mix, we plan to win new clients as a way to broaden our base of growth.

Diversifying Verticals and Expanding Service Lines.  To mitigate the impact of any negative economic and product cycles on our growth rate, we continue to seek ways to diversify into verticals and service lines that have countercyclical features and healthy growth rates.  We are targeting the following verticals for growth:  financial services, communications, technology, transportation & leisure, healthcare, and other, which includes retail.  These verticals cover various business lines, including credit card/consumer fraud protection, fintech, ecommerce platforms, online gaming, wireless services, broadband, media, retail banking, consumer and high-end enterprise tech support and travel, telemedicine and soft and hard goods online and through brick and mortar retailers.

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

Broadening At-Home Agent and Brick-and-Mortar Global Delivery Footprint. Just as increased capacity utilization rates and increased seat capacity are key drivers of our revenues and profitability growth, where we deploy both the seat capacity and the at-home agent delivery platform geographically is also important. By broadening and continuously strengthening our brick-and-mortar global delivery footprint and our at-home agent delivery platform, we believe we are able to meet both our existing and new clients’ customer experience management needs globally as they enter new markets. At the end of 2020, our at-home agent delivery capability and global delivery brick-and-mortar footprint spanned 21 countries.

Creating Value-Added Service Enhancements.  To improve both revenue and margin expansion, we intend to continue to introduce new service offerings and add-on enhancements.  Digital media and demand generation, multilingual customer support, digital self-service support, back office services, RPA and AI are examples of horizontal service offerings, while data analytics and process improvement products are examples of add-on enhancements. Additionally, with the proliferation of on-line communities, such as Facebook and Twitter, we continue to make on-going investments in our social media service offerings, which can be leveraged across both our brick-and-mortar and at-home agent delivery platforms.

Continuing to Focus on Expanding the Addressable Market Opportunities.  As part of our growth strategy, we continually seek to expand the number of markets we serve. The United States, Canada and Germany, for instance, are markets which are served by in-country centers, centers in offshore regions or a combination thereof. We continually seek ways to broaden the addressable market for our customer experience management services. We currently operate in 14 markets.

Continue to Grow Our Business Organically, through Strategic Investments and Partnerships, and through Acquisitions. We have grown our customer experience management solutions and services utilizing a combination of internal organic growth, strategic investments and partnerships, and external acquisitions. Our organic growth, partnership and acquisition strategies are to target markets, clients, verticals, delivery geographies and service mix that will expand our addressable market opportunity, and thus drive our organic growth. Entry into the Philippines, El Salvador, Romania, Colombia and Cyprus are examples of how we leveraged these delivery geographies to further penetrate both existing and new clients, verticals and service mix in order to drive organic growth. While the Alpine Access, Inc. (“Alpine”), Qelp B.V. (“Qelp”), Clear Link Holding, LLC (“Clearlink”), Symphony and TMC acquisitions are examples of how we used acquisitions to augment our service offerings and differentiate our delivery model. The ICT Group, Inc. (“ICT”) acquisition is an example of how we used an acquisition to gain overall size and critical mass in key verticals, clients and geographies.  In 2017, we made a strategic investment in XSell, which allows us to optimize the sales performance capabilities of a broader base of agents as compared to what has historically been an extremely narrow base by leveraging machine learning and AI algorithms. As customer experience management programs increasingly incorporate up-selling and cross-selling, and measures based on sales conversion, XSell’s targeted offering can be leveraged across both chat and voice channels, across traditional customer experience management opportunities, and the Clearlink platform to digitally enhance sales performance and conversion either on behalf of or direct to clients through branded search, organic search and integrated marketing agency perspectives.

Services

We specialize in providing differentiated full lifecycle customer experience management solutions and services primarily to Global 2000 companies and their end customers at key touchpoints on a global basis. These services include digital media, demand generation, customer acquisition, customer support, technical support, up-selling, cross-selling and retention.  Our comprehensive customer experience management solutions and services are provided through two reportable segments — the Americas and EMEA. The Americas region, representing 80.7% of consolidated revenues in 2020, includes the United States, Canada, Latin America, Australia and the Asia Pacific Rim. The sites within Latin America and the Asia Pacific Rim are included in the Americas region as they provide a significant service delivery vehicle for U.S.-based companies that are utilizing our customer experience management solutions and services in these locations to support their customer care needs. The EMEA region, representing 19.3% of consolidated revenues in 2020, includes Europe, the Middle East and Africa. Both regions include revenues from our at-home agent delivery solution. See Note 25, Segments and Geographic Information, of the accompanying “Notes to Consolidated Financial Statements” for further information on our segments. The following is a description of our customer experience management solutions and services:

Outsourced Customer Experience Management Solutions and Services. Our outsourced customer experience management solutions and services represented 98.7%, 97.7% and 99.0% of total 2020, 2019 and 2018 consolidated revenues, respectively. We provide phone, e-mail, social media, text messaging, chat and digital self-service support throughout the Americas and EMEA regions utilizing our advanced technology infrastructure, human resource management skills and industry experience. These services include:

•

Customer care — Customer care contacts primarily include handling billing inquiries and claims, activating customer accounts, resolving complaints, cross-selling/up-selling, prequalifying and warranty management, providing health information and dispatching roadside assistance;

•

Technical support — Technical support contacts primarily include support around complex networks, hardware and software, communications equipment, internet access technology and internet portal usage; and

•

Customer acquisition — Our customer acquisition services are focused around digital media, multichannel demand generation, inbound up-selling and sales conversion, as well as some outbound selling of our clients’ products and services.

•

Digital Transformation — We offer a suite of digital transformation capabilities under our SDS group such as RPA, self-service, insight analytics and digital learning to help clients further reduce the cost of customer experience management solutions by either automating or optimizing processes that empower our clients’ end users to resolve issues through their channel of choice or assist agents navigating multiple systems to better serve end users and drive greater customer satisfaction.

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

Operations

Customer Experience Management Centers. We operate across 21 countries in 67 customer experience management centers, which breakdown as follows: 23 centers across EMEA, 15 centers in the United States, one center in Canada, three centers in Australia and 25 centers offshore, including the People’s Republic of China, the Philippines, Costa Rica, El Salvador, India, Mexico, Brazil and Colombia.

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

Our data warehouse captures and downloads customer experience management information for reporting on a daily, real-time and historical basis. This data provides our clients with direct visibility into the services that we are providing for them. The data warehouse supplies information for our performance management systems such as our agent scorecarding application, which provides us with information required for effective management of our operations.

Our customer experience management centers are protected by a fire extinguishing system, backup generators with significant capacity and 24-hour refueling contracts and short-term battery backups in the event of a power outage, reduced voltage or a power surge. Rerouting of call volumes to other customer experience management centers is also available in the event of a telecommunications failure, natural disaster or other emergency. Security measures are imposed to prevent unauthorized physical access. Software and related data files are backed up daily and stored off site at multiple locations. We carry business interruption insurance covering interruptions that might occur as a result of certain types of damage to our business.

Robotic Process Automation. We have a total of approximately 180 RPA consultants, sales and marketing associates operating through offices in the Asia Pacific Rim, Europe, North America and Latin America.

Fulfillment Centers. We currently have one fulfillment center located in Europe. We provide our fulfillment services primarily to certain clients operating in Europe who desire this complementary service in connection with outsourced customer experience management services.

Enterprise Support Services Office. Our U.S. enterprise support services office provides recruitment services for high-end knowledge workers, a local presence to service major accounts, and outsourced corporate help desk solutions.

Sales and Marketing

Our sales and marketing objective is to leverage our vertical expertise, global presence, and end-to-end lifecycle of service offerings to develop long-term relationships with existing and future clients. Our customer experience management solutions have been developed to help our clients market, acquire, retain and increase the lifetime value of their customer relationships. Our plans for increasing our visibility and impacting the market include the launch of new service offerings in digital support and digital media, participation in market-specific industry associations, trade shows and seminars, digital and content marketing to industry leading corporations, and consultative personal visits and solution designs. We research and publish thought provoking perspectives on key industry issues, and use forums, speaking engagements, articles and white papers, as well as our website and broad global digital and social media presence to establish our leadership position in the market.

Our sales force is composed of business development managers who pursue new business opportunities and strategic account managers who manage and grow relationships with existing accounts. We emphasize account development to strengthen relationships with existing clients. Business development management and strategic account managers are assigned to markets in their area of expertise in order to develop a complete understanding of each client’s particular needs, to form strong client relationships and encourage cross-selling of our other service offerings. We have inside customer sales representatives who receive customer inquiries and who provide pre-sales relationship development for the business development managers. We employ modern methods of search and digital media to cultivate interest in our brand and services. We use a methodical approach to collecting client feedback through quarterly business reviews, annual strategic reviews, and through our bi-annual Voice of the Client program, which enables us to react to early warning signs, and quickly identify and remedy challenges.  It also is used to highlight our most loyal clients, who we then work with to provide references, testimonials and joint speaking engagements at industry conferences.

As part of our marketing efforts, we invite existing and potential clients to experience our customer experience management centers and at-home agent delivery operations, where we can demonstrate the expertise of our skilled staff in partnering to deliver new ways of growing clients’ revenues, customer satisfaction and retention rates, and thus profit, through timely, insightful and proven solutions. This forum allows us to demonstrate our capabilities to design, launch and scale programs. It also allows us to illustrate our best innovations in talent management, analytics, and digital channels, and how they can be best integrated into a program’s design.

Clients

We provide service to clients from our locations in the United States, Canada, Latin America, Australia, the Asia Pacific Rim, Europe, the Middle East and Africa. These clients are Global 2000 corporations, medium-sized businesses and public institutions, which span the financial services, technology, communications, transportation & leisure, healthcare and other industries. Revenue by industry vertical for 2020, as a percentage of our consolidated revenues, was 33% for financial services, 23% for technology, 20% for communications, 7% for transportation & leisure, 6% for healthcare and 11% for all other verticals, including retail. We believe our globally recognized client base presents opportunities for further cross marketing of our services.

See Note 25, Segments and Geographic Information, of the accompanying “Notes to Consolidated Financial Statements” for additional client information.

Competition

The industry in which we operate is global, highly fragmented and extremely competitive. While many companies provide customer experience management solutions and services, we believe no one company is dominant in the industry.

In most cases, our principal competition stems from our existing and potential clients’ in-house customer experience management operations. When it is not the in-house operations of a client or potential client, our public and private direct competition includes [24]7.ai, Alorica, Arise, Atento, Concentrix, Groupe Acticall/Sitel, iQor, LiveOps, StarTek, Sutherland, Teleperformance, Telus International, TTEC, Transcom and Working Solutions, as well as the customer care arm of such companies as Accenture, Conduent, Infosys, Tech Mahindra and Wipro, among others. In addition, we also compete with certain back-office BPO providers such as Genpact Limited, ExlService Holdings, Inc. and WNS (Holdings) Limited. There are other numerous and varied providers of such services, including firms specializing in various CRM consulting, other customer experience management solutions providers, niche or large market companies, as well as product distribution companies that provide fulfillment services. Some of these companies possess substantially greater resources, greater name recognition and a more established customer base than we do.

We believe that the most significant competitive factors in the sale of outsourced customer experience management services include service quality, tailored value-added service offerings, industry experience, advanced technological capabilities, global coverage, reliability, scalability, security, price and financial strength. As a result of intense competition, outsourced customer experience management solutions and services frequently are subject to pricing pressure. Clients also require outsourcers to be able to provide services in multiple locations. Competition for contracts for many of our services takes the form of competitive bidding in response to requests for proposal.

Intellectual Property

The success of our business depends, in part, on our proprietary technology and intellectual property.  We rely on a combination of intellectual property laws and contractual arrangements to protect our intellectual property.  We and our subsidiaries have registered various trademarks and service marks in the U.S. and/or other countries, including SYKES®, SYKES HOME®, REAL PEOPLE. REAL SOLUTIONS.®, SCIENCE OF SERVICE®,

TALENTSPROUT®, CARE COACH®, CLEARLINK®, MOVEAROO®, BIGLOCAL®, YOU MOVE. WE JUMP.®, USDIRECT®, LEADAMP®, A SECURE LIFE®, RAINGAGE®, TRUE PROTECT®, TERMLIFE2GO®, SAFEWISE®, LET’S TALK®, LETSTALK.COM®,   PORTENT®, WHISTLEOUT®, LOVE YOUR PLAN®, THE PENNY HOARDER®, DEAR PENNY®, and GOURMET ON A DIME®.  The duration of trademark and service mark registrations varies from country to country, but may generally be renewed indefinitely as long as the marks are in use and their registrations are properly maintained.  We have an issued U.S. patent No. 10,748,099 that relates to foundational analytics enabling digital transformations, issued U.S. patent No. 10,742,649 that relates to systems and methods for secure authentication to computer networks and virtual work environment setup, a pending U.S. patent application that relates to systems and methods for analysis, testing, and recommendations for improving customer experience, and a pending U.S. patent application that relates to adaptive workspace environments.  Our subsidiary, Alpine, was issued U.S. Patent No. 8,565,413, which relates to a system and method for establishment and management of a remote agent experience management center. Alpine was also issued U.S. Patent No. 9,100,484, which relates to a secure call environment.

Human Capital

As of January 31, 2021, we had approximately 61,100 employees worldwide, primarily customer experience agents at our centers and at-home agents handling technical and customer support inquiries. Our employees, with the exception of certain employees in Brazil and various European countries, are not union members and we have never suffered a material interruption of business as a result of a labor dispute. We consider our relations with our employees worldwide to be satisfactory.

We employ personnel through a continually updated recruiting network. This network includes a seasoned team of recruiters, competency-based selection standards and the sharing of global best practices in order to advertise to and source qualified candidates through proven recruiting techniques. Nonetheless, demand for qualified professionals with the required language and technical skills may still exceed supply at times as new skills are needed to keep pace with the requirements of customer experience management. As such, competition for such personnel is intense.  Additionally, employee turnover in our industry is high.

We recognize that a diverse labor force with a mix of backgrounds, skills and experiences drives new ideas and innovations, providing us with a sustained competitive advantage. Through the following programs we aim to promote the personal and professional growth of our staff.

•	SYKES Women In Technology – This program promotes and facilitates the inclusion of women in technology accounts and empowers them to learn more about high-tech growth options within the organization.
•	Peer Mentoring – This program is designed to help leaders collaborate with others, to extend their network across the organization, and to be challenged to think outside the box.
•

Leadership Evaluation and Advancement Program – The LEAP program aims to improve knowledge and equip employees with the necessary skills to develop talent and grow within the company. LEAP establishes candidates for internal promotions based on forecasted growth or new positions within accounts.

Information About Our Executive Officers

The following table provides the names and ages of our executive officers, and the positions and offices currently held by each of them:

Name	Age	Principal Position
Charles E. Sykes	58	President and Chief Executive Officer and Director
John Chapman	54	Chief Finance Officer
Lawrence R. Zingale	64	Chief Customer Officer and General Manager EMEA
Jenna R. Nelson	57	Chief Human Resources Officer
David L. Pearson	62	Chief Information Officer
James T. Holder	62	Chief Legal Officer
William N. Rocktoff	58	Senior Vice President and Corporate Controller

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

Factors that could cause actual results to differ materially from what is expressed or forecasted in such forward-looking statements include, but are not limited to: the marketplace’s continued receptivity to our terms and elements of services offered under our standardized contract for future bundled service offerings; our ability to continue the growth of our service revenues through additional customer experience management centers; our ability to further penetrate into vertically integrated markets; our ability to expand revenues within the global markets; our ability to continue to establish a competitive advantage through sophisticated technological capabilities, and the following risk factors:

Risks Related to Our Business and Industry

Our business is dependent on key clients, and the loss of a key client could adversely affect our business and results of operations.

We derive a substantial portion of our revenues from a small number of key clients. Our top ten clients accounted for approximately 42.2% of our consolidated revenues in 2020.  The loss of (or the failure to retain a significant amount of business with) any of our key clients could have a material adverse effect on our business, financial condition and results of operations. Many of our contracts contain penalty provisions for failure to meet minimum service levels and are cancelable by the client on short-term notice. Also, clients may unilaterally reduce their use of our services under these contracts without penalty. Thus, our contracts with our clients do not ensure that we will generate a minimum level of revenues.

Cyber-attacks as well as improper disclosure or control of personal information could result in liability and harm our reputation, which could adversely affect our business and results of operations.

Our business is heavily dependent upon our computer and voice technologies, systems and platforms.  Attacks on any of those, hosted on-premise or by third parties, could disrupt the normal operations of our experience management centers and impede our ability to provide critical services to our clients, thereby subjecting us to liability under our contracts. Additionally, our business involves the use, storage and transmission of information about our employees, our clients and customers of our clients. While we take measures to protect the security of, and unauthorized access to, our systems, as well as the privacy of personal and proprietary information, it is possible that our security controls over our systems, as well as other security practices we follow, may not prevent the improper access to or disclosure of personally identifiable or proprietary information. We experienced two such cyber-attacks in 2020 which were disclosed in our quarterly reports for the second and third quarters, respectively. We also rely on the control environments of the third parties who provide hosting and cloud-based services to protect this information. Such disclosure could harm our reputation and subject us to liability under our contracts and laws that protect personal data, resulting in increased costs or loss of revenue. Further, data privacy is subject to frequently changing rules and regulations, which sometimes conflict among the various jurisdictions and countries in which we provide services.

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

Our efforts to comply with GDPR, recently enacted U.S. state laws, future U.S. state laws and other privacy and data protection laws which have been, and in the future may be enacted in other countries in which we operate, may impose significant costs and challenges that are likely to increase over time. Our failure to adhere to or successfully implement processes in response to changing regulatory requirements in this area could result in impairment to our reputation in the marketplace and we could incur substantial penalties or litigation related to violation of existing or future data privacy laws and regulations, which could have a material adverse effect on our business, financial condition and results of operations.

Our business is subject to substantial competition.

The markets for many of our services operate on a commoditized basis and are highly competitive and subject to rapid change. While many companies provide outsourced customer experience management services, we believe no one company is dominant in the industry. There are numerous and varied providers of our services, including firms specializing in experience management center operations, temporary staffing and personnel placement, consulting and integration firms, and niche providers of outsourced customer experience management services, many of whom compete in only certain markets. Our competitors include both companies that possess greater resources and name recognition than we do, as well as small niche providers that have few assets and regionalized (local) name recognition instead of global name recognition. In addition to our competitors, many companies that could utilize our services or the services of one of our competitors may instead utilize in-house personnel to perform such services. Increased competition, our failure to compete successfully, pricing pressures, loss of market share and loss of clients could have a material adverse effect on our business, financial condition and results of operations.

Many of our large clients purchase outsourced customer experience management services from multiple preferred vendors. We have experienced and continue to anticipate significant pricing pressure from these clients in order to remain a preferred vendor. These companies also require vendors to be able to provide services in multiple locations. Although we believe we can effectively meet our clients’ demands, there can be no assurance that we will be able to compete effectively with other outsourced customer experience management services companies on price. We believe that the most significant competitive factors in the sale of our core services include the standard requirements of service quality, tailored value-added service offerings, industry experience, advanced technological capabilities, global coverage, reliability, scalability, security, price and financial strength.

The concentration of customer experience management centers in certain geographies poses risks to our operations which could adversely affect our financial condition.

Although we have customer experience management centers in many locations throughout the world, we have a concentration of centers in certain geographies outside of the U.S., specifically the Philippines and Latin America. Our concentration of operations in those geographies is a result of our ability to access significant numbers of employees with certain language and other skills at costs that are advantageous. However, the concentration of business activities in any geographical area creates risks which could harm operations and our financial condition. Certain risks, such as natural disasters, armed conflict and military or civil unrest, political instability and disease transmission, as well as the risk of interruption to our delivery systems, is magnified when the realization of these, or any other risks, would affect a large portion of our business at once, which may result in a disproportionate increase in operating costs.

Emergency interruption of customer experience management center operations could affect our business and results of operations.

Our operations are dependent upon our ability to protect our customer experience management centers and our information databases against damage that may be caused by fire, earthquakes, severe weather and other disasters, power failure, telecommunications failures, unauthorized intrusion, computer viruses and other emergencies. The temporary or permanent loss of such systems could have a material adverse effect on our business, financial condition and results of operations. Notwithstanding precautions taken to protect us and our clients from events that could interrupt delivery of services, there can be no assurance that a fire, natural disaster, human error, equipment malfunction or inadequacy, or other event would not result in a prolonged interruption in our ability to provide services to our clients. Such an event could have a material adverse effect on our business, financial condition and results of operations.

Our business is dependent on the demand for outsourcing.

Our business and growth depend in large part on the industry demand for outsourced customer experience management services. Outsourcing means that an entity contracts with a third party, such as us, to provide customer experience management services rather than perform such services in-house. There can be no assurance that this demand will continue, as organizations may elect to perform such services themselves. A significant change in this demand could have a material adverse effect on our business, financial condition and results of operations. Additionally, there can be no assurance that our cross-selling efforts will cause clients to purchase additional services from us or adopt a single-source outsourcing approach.

Our digital media and demand generation offerings are partially reliant upon internet search companies to direct visitors to our owned and operated websites.

Our digital media and demand generation offerings derive revenue through the delivery of qualified leads, clicks and calls which is dependent on our ability to attract online visitors to our owned and operated websites and in certain cases, convert them into customers for our clients in a cost-effective manner. We utilize paid listings, organic search, social media marketing, display advertising and native advertising to direct visitors to our owned and operated websites. If one or more of the search engines or social media sites on which we rely for purchased listings modifies or terminates its relationship with us, our costs could increase and / or traffic to our websites could decrease resulting in a negative impact to our financial condition and results of operations. Search companies frequently revise their algorithms and changes in search engine algorithms may result in lower page rankings in organic search result listings. Search companies could determine that our websites’ content is either not relevant or is of poor quality. We maintain search engine optimization (“SEO”) efforts in response to changing search engine algorithms and search query trends.

Our industry is subject to rapid technological change, which could affect our business and results of operations.

Rapid technological advances, frequent new product introductions and enhancements, and changes in client requirements characterize the market for outsourced customer experience management services. Technological advancements in voice recognition software, as well as self-provisioning and self-help software, along with call avoidance technologies, have the potential to adversely impact call volume growth and, therefore, revenues. Our future success will depend in large part on our ability to service new products, platforms and rapidly changing technology. These factors will require us to provide adequately trained personnel to address the increasingly sophisticated, complex and evolving needs of our clients. In addition, our ability to capitalize on our acquisitions will depend on our ability to continually enhance software and services and adapt such software to new hardware and operating system requirements. Any failure by us to anticipate or respond rapidly to technological advances, new products and enhancements, or changes in client requirements could have a material adverse effect on our business, financial condition and results of operations.

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

Our profitability is significantly influenced by our ability to effectively manage our contact center capacity utilization. The majority of our business involves technical support and customer care services initiated by our clients’ customers and, as a result, our capacity utilization varies and demands on our capacity are, to some degree, beyond our control. In order to create the additional capacity necessary to accommodate new or expanded outsourcing projects, we may need to open new contact centers.  The opening or expansion of a contact center may result, at least in the short term, in idle capacity until we fully implement the new or expanded program.  Additionally, the occasional need to open customer experience management centers fully, or primarily, dedicated to a single client, instead of spreading the work among existing facilities with idle capacity, negatively affects capacity utilization. We periodically assess the expected long-term capacity utilization of our contact centers. As a result, we may, if deemed necessary, consolidate, close or partially close under-performing contact centers to maintain or improve targeted utilization and margins. While such actions may result in improved margins in the mid- to long-term, they involve short-term costs. There can be no guarantee that we will be able to achieve or maintain optimal utilization of our contact center capacity.

As part of our effort to consolidate our facilities, we may seek to sell or sublease a portion of our surplus contact center space, if any, and recover certain costs associated with it. Failure to sell or sublease such surplus space will negatively impact results of operations.

Our profitability may be adversely affected if we are unable to maintain and find new locations for customer experience management centers in countries with stable wage rates.

Our business is labor-intensive. Wages, employee benefits and employment taxes constitute the largest component of our operating expenses. As a result, expansion of our business is dependent upon our ability to find cost-effective locations in which to operate, both domestically and internationally. Some of our customer experience management centers are located in countries that have experienced inflation and rising standards of living, which requires us to increase employee wages. In addition, collective bargaining is being utilized in an increasing number of countries in which we currently, or may in the future, desire to operate.  Collective bargaining may result in material wage and benefit increases. If wage rates and benefits increase significantly in a country where we maintain customer experience management centers, we may not be able to pass those increased labor costs on to our clients, requiring us to search for other cost-effective delivery locations. Additionally, some of our customer experience management centers are located in jurisdictions subject to minimum wage regulations, which may result in increased wages in the future. There is no assurance that we will be able to find such cost-effective locations, and even if we do, the costs of closing delivery locations and opening new customer experience management centers can adversely affect our financial results.

The expected phase-out of LIBOR could negatively impact our net interest expense.

LIBOR, the interest rate benchmark used as the primary reference rate on our revolving credit facility is expected to be phased out. While we expect that reasonable alternatives to LIBOR will be implemented prior to the cessation date, we cannot predict the effect of the establishment of alternative reference rates on our borrowing costs. If LIBOR ceases to exist or the methods of calculating LIBOR change from their current form, it may result in an increase in our net interest expense.

Risks Related to Our International Operations

Our international operations and expansion involve various risks.

We intend to continue to pursue growth opportunities in markets outside the United States. At December 31, 2020, our international operations were conducted from 39 customer experience management centers located in Australia, Cyprus, Denmark, Egypt, Finland, Germany, Hungary, India, Norway, the People’s Republic of China, the Philippines, Romania, Scotland and Sweden. Revenues from these international operations for the years ended December 31, 2020, 2019, and 2018, were 39.9%, 39.8%, and 36.8% of consolidated revenues, respectively. Our operations in the People’s Republic of China are subject to laws, rules and regulations requiring Chinese Nationals to hold a controlling interest in entities operating in the telecommunications business services vertical.  We have established an entity structure and conduct business in a manner that we believe complies with the laws, rules and regulations applicable to our business in the People’s Republic of China. However, an adverse governmental position could result in fines, penalties and other actions that could result in a materially adverse financial, organizational and operational impacts.  We also conduct business from 13 customer experience management centers located in Brazil, Canada, Colombia, Costa Rica, El Salvador and Mexico. International operations are subject to certain risks common to international activities, such as changes in foreign governmental regulations, tariffs and taxes, import/export license requirements, the imposition of trade barriers, difficulties in staffing and managing international operations, political uncertainties, longer payment cycles, possible greater difficulties in accounts receivable collection, economic instability as well as political and country-specific risks.

We have been granted tax holidays in the Philippines, Colombia, Costa Rica, El Salvador and India, some of which expire at varying dates from 2021 through 2030. In some cases, the tax holidays expire without possibility of renewal. In other cases, we expect to renew these tax holidays, but there are no assurances from the respective foreign governments either that they will renew them on the same or similar terms or that the laws and regulations relating to the holiday will remain the same. This could potentially result in adverse tax consequences, the impact of which is not practicable to estimate due to the inherent complexity of estimating critical variables such as long-term future profitability, tax regulations and rates in the multi-jurisdictional tax environment in which we operate. Any one or more of these factors could have an adverse effect on our international operations and, consequently, on our business, financial condition and results of operations. The tax holidays decreased the provision for income taxes by $3.8 million, $3.1 million and $4.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.

As of December 31, 2020, we had cash and cash equivalents of approximately $86.7 million held by international operations.  As a result of the Tax Cuts and Jobs Act (the “2017 Tax Reform Act”), most of these funds will not be subject to additional taxes in the U.S. if repatriated; however, certain jurisdictions may impose additional withholding taxes.  There are circumstances where we may be unable to repatriate some of the cash and cash equivalents held by our international operations due to country restrictions.

We provide U.S. income taxes on the earnings of foreign subsidiaries unless they are exempted from taxation. During the fourth quarter of 2019, we partially reversed our permanent reinvestment assertion in connection with plans to distribute cash from certain of our foreign subsidiaries in 2020 or subsequent years.  In connection with this change in assertion, we recorded $1.0 million of withholding tax. No additional income taxes have been provided for any remaining reinvested earnings or outside basis differences inherent in our foreign subsidiaries as these amounts continue to be indefinitely reinvested in foreign operations. Determination of any unrecognized deferred tax liability related to the outside basis difference in investments in foreign subsidiaries is not practicable due to the inherent complexity of the multi-jurisdictional tax environment in which we operate.

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

Clients continue to require blended delivery models using a combination of onshore and offshore support. While we have operated in global delivery markets since 1996, there can be no assurance that we will be able to successfully conduct and expand such operations, and a failure to do so could have a material adverse effect on our business, financial condition, and results of operations. The success of our offshore operations will be subject to numerous factors, some of which are beyond our control, including general and regional economic conditions, prices for our services, competition, changes in regulation and other risks. In addition, as with all of our operations outside of the United States, we are subject to various additional political, economic and market uncertainties (see “Our international operations and expansion involve various risks”). Additionally, a change in the political environment in the United States or the adoption and enforcement of legislation and regulations curbing the use of offshore customer experience management solutions and services could have a material adverse effect on our business, financial condition and results of operations.

Our global operations expose us to numerous legal and regulatory requirements.

We provide services to our clients’ customers in countries around the world.  Accordingly, we are subject to numerous legal regimes on matters such as taxation, government sanctions, content requirements, licensing, tariffs, government affairs, data privacy and immigration as well as internal and disclosure control obligations. In the U.S., as well as several of the other countries in which we operate, some of our services must comply with various laws and regulations regarding the method and timing of placing outbound telephone calls and unsolicited commercial email.  Violations of these various laws and regulations could result in liability for monetary damages, fines and/or criminal prosecution and unfavorable publicity. Changes in U.S. federal, state and international laws and regulations, specifically those relating to the outsourcing of jobs to foreign countries as well as statutory and regulatory requirements related to derivative transactions, may adversely affect our ability to perform our services at our overseas facilities or could result in additional taxes on such services, or impact our flexibility to execute strategic hedges, thereby threatening or limiting our ability or the financial benefit to continue to serve certain markets at offshore locations, or the risks associated therewith.

Corporate tax reform, base-erosion efforts and tax transparency continue to be high priorities in many tax jurisdictions where we have business operations. As a result, policies regarding corporate income and other taxes in numerous jurisdictions are under heightened scrutiny and tax reform legislation is being proposed or enacted in a number of jurisdictions. For example, currently proposed tax reform policies, which if enacted, could increase our provision for income taxes and taxes payable.  Further, due to COVID-19 and the resulting increase to fiscal spending, countries may address their need for additional tax revenue through implementation of unfavorable changes to tax laws, regulations, or tax audit approaches.

In addition, many countries are beginning to implement legislation and other guidance to align their international tax rules with the Organization for Economic Cooperation and Development’s (“OECD”) Base Erosion and Profit Shifting recommendations and action plan that aim to standardize and modernize global corporate tax policy, including changes to cross-border tax, transfer-pricing documentation rules, and nexus-based tax incentive practices. As a result of the heightened scrutiny of corporate taxation policies, prior decisions by tax authorities regarding treatments and positions of corporate income taxes could be subject to enforcement activities, and legislative investigation and inquiry, which could also result in changes in tax policies or prior tax rulings. Any such changes in policies or rulings may also result in the taxes we previously paid being subject to change.

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

Our customer experience management centers typically seat hundreds of employees in one location. Accordingly, an outbreak of a contagious infection, such as COVID-19, in one or more of the markets in which we do business may result in significant worker absenteeism, lower asset utilization rates, voluntary or mandatory closure of our offices and delivery centers, travel restrictions on our employees, and other disruptions to our business. As disclosed elsewhere, as a result of the COVID-19 pandemic, certain of our customer experience management centers have been impacted by local government actions restricting facility access or are operating at lower capacity utilization levels. Certain of our agents lack the technical infrastructure to work from home. As a result, our operations in the Philippines, El Salvador and Mexico have been most impacted by the governmental restrictions. The global nature of the ongoing COVID-19 pandemic has significantly impacted the global economy. If the pandemic is prolonged, it could severely disrupt our business operations and have a material adverse effect on our business, financial condition and results of operations. In particular, the impacts may include reduced demand for our services as a result of economic recession, inability to reduce costs while volumes are temporarily reduced, and delayed payments from clients. As disclosed in Note 7, Goodwill and Intangible Assets, of the accompanying “Notes to Consolidated Financial Statements,” Symphony’s on-site consulting model has been negatively impacted by travel and shelter-in-place restrictions imposed by governments and businesses to reduce the spread of COVID-19.

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

We recorded substantial goodwill and intangible assets as a result of acquisitions. We review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We assess whether there has been an impairment in the value of goodwill at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or intangible assets may not be recoverable include declines in stock price, market capitalization or cash flows and slower growth rates in our industry. As disclosed in Note 7, Goodwill and Intangible Assets, of the accompanying “Notes to Consolidated Financial Statements,” we recorded a $21.8 million impairment to Symphony’s goodwill resulting from the protracted impact of the pandemic during the year ended December 31, 2020. There is significant uncertainty regarding the length of time the pandemic will impact the global economy as well as how long the related restrictions will remain in place.  As such, additional impairment charges may arise in the future if our operations experience a prolonged delay in their resumption or if a significant shift in client demand results from the economic downturn. We could be required to record a significant charge to earnings in our financial statements during the period in which any further impairment of our goodwill or intangible assets were determined, negatively impacting our results of operations.

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

The trading price of our common stock has been and may continue to be subject to wide fluctuations over short and long periods of time. We believe that market prices of outsourced customer experience management services stocks in general have experienced volatility, which could affect the market price of our common stock regardless of our financial results or performance. We further believe that various factors such as general economic conditions, changes or volatility in the financial markets, changing market conditions in the outsourced customer experience management services industry, quarterly variations in our financial results, the announcement of acquisitions, strategic partnerships, or new product offerings, and changes in financial estimates and recommendations by securities analysts could cause the market price of our common stock to fluctuate substantially in the future.

Item 1B. Unresolved Staff Comments

There are no material unresolved written comments that were received from the SEC staff 180 days or more before the year ended December 31, 2020 relating to our periodic or current reports filed under the Securities Exchange Act of 1934.

Item 2. Properties

Our corporate headquarters are located in Tampa, Florida, consisting of approximately 68,000 square feet of leased space. This facility currently serves as the headquarters for senior management and the financial, information technology and administrative departments. In addition to our headquarters and the customer experience management centers (“centers”) used by our Americas and EMEA segments discussed below, we also have offices in several countries around the world which support our Americas and EMEA segments.

As of December 31, 2020, we operated one Company-owned fulfillment location and 67 multi-client centers. Our centers were located in the following countries:

Centers
Americas:
Australia	3
Brazil	1
Canada (1)	1
Colombia	1
Costa Rica	6
El Salvador	2
India	3
Mexico	2
People's Republic of China	3
The Philippines	7
United States	15
Total Americas centers	44
EMEA:
Cyprus	2
Denmark	1
Egypt	1
Finland	1
Germany	5
Hungary	1
Norway	1
Romania	4
Scotland	1
Sweden	6
Total EMEA centers	23
Total centers	67

(1)	Company-owned center.

We believe our existing facilities, both owned and leased, are suitable and adequate to meet current requirements, and that suitable additional or substitute space will be available as needed to accommodate any physical expansion or any space required due to expiring leases not renewed.  We operate from time to time in temporary facilities to accommodate growth before new centers are available. For the year ended December 31, 2020, our centers, taken as a whole, were utilized at average capacities of approximately 75% and were capable of supporting a higher level of market demand. We had average utilization of 74% and 75% in the Americas and EMEA, respectively, during 2020.

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

According to the records of our transfer agent as of February 1, 2021, there were approximately 720 holders of record of our common stock and we estimate there were approximately 13,200 beneficial owners.

Below is a summary of stock repurchases for the quarter ended December 31, 2020 (in thousands, except average price per share).

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Plans or Programs (1)
October 1, 2020 - October 31, 2020	—	$—	—	1,748
November 1, 2020 - November 30, 2020	—	$—	—	1,748
December 1, 2020 - December 31, 2020	—	$—	—	1,748
Total	—		—	1,748

(1)

The total number of shares approved for repurchase under the 2011 Share Repurchase Program dated August 18, 2011, as amended on March 16, 2016, is 10.0 million. The 2011 Share Repurchase Program has no expiration date.

Five-Year Stock Performance Graph

The following graph presents a comparison of the cumulative shareholder return on SYKES common stock with the cumulative total return on the NASDAQ Computer and Data Processing Services Index, the NASDAQ Telecommunications Index, the Russell 2000 Index, the S&P Small Cap 600 and the SYKES Peer Group (as defined below). The SYKES Peer Group is comprised of publicly traded companies that derive a substantial portion of their revenues from experience management centers, customer care businesses, have similar business models to SYKES, and are those most commonly compared to SYKES by industry analysts following SYKES. This graph assumes that $100 was invested on December 31, 2015 in SYKES common stock, the NASDAQ Computer and Data Processing Services Index, the NASDAQ Telecommunications Index, the Russell 2000 Index, the S&P Small Cap 600 and the SYKES Peer Group, including reinvestment of dividends.

Comparison of Five-Year Cumulative Total Return (in dollars)

2015 2016 2017 2018 2019 2020 Sykes Enterprises, Incorporated 100.00 93.76 102.17 80.34 120.17 122.38 NASDAQ Computer and Data Processing Index 100.00 108.83 154.96 163.40 223.96 325.94 NASDAQ Telecommunications Stocks 100.00 117.59 141.36 148.81 169.12 206.39 Russell 2000 Index 100.00 121.31 139.08 123.76 155.35 186.36 S&P SmallCap 600 Index 100.00 126.56 143.30 131.14 161.02 179.20 Peer Group 100.00 115.71 163.89 164.74 246.88 330.16

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

	Years Ended December 31,
(in thousands, except per share data)	2020	2019 (1)	2018 (2)	2017	2016
Income Statement Data: (3)
Revenues	$1,710,261	$1,614,762	$1,625,687	$1,586,008	$1,460,037
Income from operations (4)(5)(6)	81,784	89,800	63,202	87,042	92,373
Net income (4)(5)(6)(7)	56,432	64,081	48,926	32,216	62,390
Net Income Per Common Share: (3)(4)(5)(6)(7)
Basic	$1.40	$1.54	$1.16	$0.77	$1.49
Diluted	$1.39	$1.53	$1.16	$0.76	$1.48

Weighted Average Common Shares:
Basic	40,255	41,649	42,090	41,822	41,847
Diluted	40,480	41,802	42,246	42,141	42,239

Balance Sheet Data: (3)(4)(5)(6)(7)(8)(9)
Total assets	$1,435,805	$1,415,500	$1,171,967	$1,327,092	$1,236,403
Long-term debt	63,000	73,000	102,000	275,000	267,000
Shareholders' equity	893,654	874,475	826,609	796,479	724,522

(1)

Effective January 1, 2019, the Company adopted new guidance on leases using the modified retrospective method; as such, 2016 – 2018 have not been restated. See Note 3, Leases, of the accompanying “Notes to Consolidated Financial Statements” for further information.

(2)

Effective January 1, 2018, the Company adopted new guidance on revenue recognition using the modified retrospective method; as such, 2016 – 2017 have not been restated. See Note 2, Revenues, of the accompanying “Notes to Consolidated Financial Statements” for further information.

(3)

The amounts reflect the results of Symphony, WhistleOut, the Telecommunications Asset acquisition and Clearlink since the associated acquisition dates of November 1, 2018, July 9, 2018, May 31, 2017 and April 1, 2016, respectively, as well as the related merger and integration costs incurred as part of each acquisition.  See Note 4, Acquisitions, of the accompanying “Notes to Consolidated Financial Statements” for further information regarding the Symphony and WhistleOut acquisitions.

(4)

The amounts for 2020 include $21.8 million of goodwill impairment related to the Symphony reporting unit.  See Note 7, Goodwill and Intangible Assets, of the accompanying “Notes to Consolidated Financial Statements” for further information.

(5)

The amounts for 2020, 2019, 2018 and 2017 include exit costs and impairments of long-lived assets.  See Note 5, Costs Associated with Exit or Disposal Activities, and Note 6, Fair Value, of the accompanying “Notes to Consolidated Financial Statements” for further information.

(6)

The amounts for 2018 include the $1.2 million Slaughter settlement agreement. See Note 22, Commitments and Loss Contingencies, of the accompanying “Notes to Consolidated Financial Statements” for further information.

(7)	The amount for 2017 includes $32.7 million related to the impact of the 2017 Tax Reform Act.
(8)

The amount for 2020 includes the assets acquired as part of the TMC acquisition on December 31, 2020.  See Note 4, Acquisitions, of the accompanying “Notes to Consolidated Financial Statements” for further information regarding the TMC acquisition.

(9)	The Company has not declared cash dividends per common share for any of the five years presented.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the accompanying Consolidated Financial Statements and the notes thereto that appear elsewhere in this Annual Report on Form 10-K. The following discussion and analysis compares the year ended December 31, 2020 (“2020”) to the year ended December 31, 2019 (“2019”). For a discussion of the year ended December 31, 2019 as compared to the year ended December 31, 2018, see our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission (“SEC”) on February 27, 2020.

The following discussion and analysis and other sections of this document contain forward-looking statements that involve risks and uncertainties. Words such as “may,” “expects,” “projects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe our future plans, objectives, or goals also are forward-looking statements. Future events and actual results could differ materially from the results reflected in these forward-looking statements as a result of certain of the factors set forth below and elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2020, including the following analysis and in Item 1A., “Risk Factors,” and, accordingly, undue reliance should not be placed on such statements.  All forward-looking statements are made as of the date hereof, and we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Executive Summary

We are a leading full lifecycle provider of global customer experience management services, multichannel demand generation and digital transformation. We provide differentiated full lifecycle customer experience management solutions and services primarily to Global 2000 companies and their end customers principally in the financial services, technology, communications, transportation & leisure and healthcare industries. Our differentiated full lifecycle services platform effectively engages customers at every touchpoint within the customer journey, including digital marketing and acquisition, sales expertise, customer service, technical support and retention, many of which can be optimized through a suite of digital transformation capabilities under our SYKES Digital Services (“SDS”) group, which spans robotic process automation (“RPA”), self-service, insight analytics and digital learning.  In addition to digital transformation, we also provide artificial intelligence (“AI”) solutions that can be embedded and leveraged across its lifecycle offerings. We serve our clients through two geographic operating regions: the Americas (United States, Canada, Latin America, Australia and the Asia Pacific Rim) and EMEA (Europe, the Middle East and Africa). Our Americas and EMEA regions primarily provide customer experience management solutions and services with an emphasis on inbound multichannel demand generation, customer service and technical support to our clients’ customers. These services, which represented 98.7%, 97.7% and 99.0% of consolidated revenues in 2020, 2019 and 2018, respectively, are delivered through multiple communication channels including phone, e-mail, social media, text messaging, chat and digital self-service. We also provide various enterprise support services in the United States (“U.S.”) that include services for our clients’ internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, we also provide fulfillment services, which include order processing, payment processing, inventory control, product delivery and product returns handling. Additionally, through our acquisition of RPA provider Symphony Ventures Ltd (“Symphony”) coupled with our investment in AI through XSell Technologies, Inc. (“XSell”), we also provide a suite of solutions such as consulting, implementation, hosting and managed services that optimizes our differentiated full lifecycle management services platform. Our complete service offering helps our clients acquire, retain and increase the lifetime value of their customer relationships. We have developed an extensive global reach with customer experience management centers across six continents, including North America, South America, Europe, Asia, Australia and Africa. We deliver cost-effective solutions that generate demand, enhance the customer service experience, promote stronger brand loyalty, and bring about high levels of performance and profitability.

Recent Developments

Coronavirus

On March 11, 2020, the World Health Organization characterized the novel coronavirus (“COVID-19”) a pandemic. The global nature, rapid spread and continually evolving response by governments throughout the world to combat the spread has had a negative impact on the global economy. Certain of our customer experience management centers have been impacted by local government actions restricting facility access or are operating at lower capacity utilization levels to achieve social distancing. We are committed to the health and safety of our workforce and ensuring business continuity for the brands we serve. In response, we have shifted as many employees as possible to a work-at-home model. As of January 2021, approximately 95% of agents assigned to our brick-and-mortar facilities are working at our centers or from home across the world with 70% having transitioned to a work-at-home model. Approximately 5% of our agents are idle primarily due to the lack of technical infrastructure to work from home. Our operations in the Philippines, El Salvador and Mexico have been most impacted by the governmental restrictions.

We continue to closely monitor the prevalence of COVID-19 in the communities where our centers are located as well as guidance from public health authorities, federal and local agencies and municipalities. We will work with employees and clients to transition agents back to our centers based on that guidance, but risk further disruption to our business as a result of COVID-19 and government-imposed restrictions.

Exit of Leased Space

We are reevaluating our real estate footprint in connection with a transition of a portion of our workforce to a permanent remote working environment in both the Americas and EMEA. We have decided to terminate, sublease or abandon leases prior to the end of their lease terms at certain of our sites during the year ended December 31, 2020 as approximately 3,200 seats transitioned from brick and mortar to at home agents. As such, we recorded impairments of right-of-use (“ROU”) assets of $12.7 million and impairments of property and equipment of $7.1 million during the year ended December 31, 2020. See Note 6, Fair Value, in the accompanying “Notes to Consolidated Financial Statements” for further information. Annualized lease expense savings of approximately $10.3 million and reduced depreciation expense of approximately $3.0 million are expected from these actions. Of the $10.3 million in expected annualized lease savings, approximately 70% is anticipated to be realized as cash savings.

Americas 2019 Exit Plan

During the first quarter of 2019, we initiated a restructuring plan to simplify and refine our operating model in the U.S. (the “Americas 2019 Exit Plan”), in part to improve agent attrition and absenteeism. The Americas 2019 Exit Plan included the closure of customer experience management centers, the consolidation of leased space in various locations in the U.S. and management reorganization. We finalized the actions the Americas 2019 Exit Plan as of September 30, 2019.

Acquisitions

On December 31, 2020, we completed the acquisition of Taylor Media Corp. (“TMC”), a personal finance media company and owner of The Penny Hoarder. Of the total initial purchase price of $104.8 million, subject to a post-closing working capital adjustment, of which $87.2 million was paid upon closing using $63.0 million of additional borrowings under our credit agreement as well as cash on hand. Of the remaining $17.6 million of the purchase price, $0.2 million will go to repay outstanding debt and $17.4 million was deferred and is payable on December 31, 2027, the seventh anniversary of the closing. In the event TMC’s previous owner remains employed by the Company or one of its subsidiaries on December 31, 2022, the second anniversary of the closing, the deferred payment will be accelerated and due at that time. TMC’s assets and liabilities have been reflected in our consolidated balance sheet in the Americas segment as of December 31, 2020 and the results of TMC’s operations will be reflected in our consolidated financial statements beginning on January 1, 2021.

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

Results of Operations

The following table sets forth, for the years indicated, the amounts presented in the accompanying Consolidated Statements of Operations as well as the changes between the respective years:

	Years Ended December 31,
(in thousands)	2020	2019	$ Change	2018	$ Change
Revenues	$1,710,261	$1,614,762	$95,499	$1,625,687	$(10,925)
Operating expenses:
Direct salaries and related costs	1,099,593	1,042,289	57,304	1,072,907	(30,618)
General and administrative	421,910	412,407	9,503	407,285	5,122
Depreciation, net	51,418	51,916	(498)	57,350	(5,434)
Amortization of intangibles	14,003	16,639	(2,636)	15,542	1,097
Impairment of goodwill	21,792	—	21,792	—	—
Impairment of long-lived assets	19,761	1,711	18,050	9,401	(7,690)
Total operating expenses	1,628,477	1,524,962	103,515	1,562,485	(37,523)
Income from operations	81,784	89,800	(8,016)	63,202	26,598

Other income (expense):
Interest income	755	846	(91)	706	140
Interest (expense)	(1,923)	(4,309)	2,386	(4,743)	434
Other income (expense), net	(49)	(414)	365	(2,248)	1,834
Total other income (expense), net	(1,217)	(3,877)	2,660	(6,285)	2,408

Income before income taxes	80,567	85,923	(5,356)	56,917	29,006
Income taxes	24,135	21,842	2,293	7,991	13,851
Net income	$56,432	$64,081	$(7,649)	$48,926	$15,155

The following table sets forth, for the years indicated, the amounts presented in the accompanying Consolidated Statements of Operations as a percentage of revenues:

	Years Ended December 31,
	2020	2019	2018
Percentage of Revenue:
Revenues	100.0%	100.0%	100.0%
Direct salaries and related costs	64.3	64.5	66.0
General and administrative	24.7	25.5	25.1
Depreciation, net	3.0	3.2	3.5
Amortization of intangibles	0.8	1.0	1.0
Impairment of goodwill	1.3	-	-
Impairment of long-lived assets	1.1	0.1	0.6
Income from operations	4.8	5.7	3.8
Interest income	0.0	0.1	0.0
Interest (expense)	(0.1)	(0.3)	(0.3)
Other income (expense), net	(0.0)	(0.0)	(0.1)
Income before income taxes	4.7	5.5	3.4
Income taxes	1.4	1.4	0.5
Net income	3.3%	4.1%	2.9%

2020 Compared to 2019

Revenues

	Years Ended December 31,
	2020		2019
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change
Americas	$1,381,008	80.7%	$1,296,660	80.3%	$84,348
EMEA	329,238	19.3%	318,013	19.7%	11,225
Other	15	0.0%	89	0.0%	(74)
Consolidated	$1,710,261	100.0%	$1,614,762	100.0%	$95,499

Consolidated revenues increased $95.5 million, or 5.9%, in 2020 from 2019.

The increase in Americas’ revenues was due to higher volumes from existing clients of $137.5 million and new clients of $38.2 million, partially offset by end-of-life client programs of $90.4 million primarily in the communications vertical and an unfavorable foreign currency impact of $1.0 million. Revenues from our offshore operations represented 43.3% of Americas’ revenues in 2020, compared to 42.7% for the comparable period in 2019.

The increase in EMEA’s revenues was due to new clients of $14.4 million, higher volumes from existing clients of $5.5 million and a favorable foreign currency impact of $3.8 million, partially offset by end-of-life client programs of $12.5 million primarily in the communications and other verticals.

On a consolidated basis, we had 45,600 brick-and-mortar seats as of December 31, 2020, a decrease of 2,600 seats from the comparable period in 2019, driven by decisions made by certain clients to permanently alter their delivery mix away from brick and mortar to a home agent solution due to COVID-19 in both the Americas and EMEA. On a segment basis, 38,000 seats were located in the Americas, a decrease of 2,200 seats from the comparable period in 2019, and 7,600 seats were located in EMEA, a decrease of 400 seats from the comparable period in 2019.

On a consolidated basis, the capacity utilization rate was unchanged at 75% in both 2020 and 2019. However, including home agents in the comparable utilization calculation would have resulted in an increase in comparable capacity utilization. As of January 2021, approximately 70% of agents who typically work in our brick-and-mortar facilities have transitioned to work at home, 25% are working in our facilities and the remaining 5% of agents are at home but idle.

The capacity utilization rate for the Americas in 2020 was 74%, compared to 73% in the comparable period in 2019. The capacity utilization rate for EMEA in 2020 was 75%, compared to 73% in the comparable period in 2019. We strive to attain a capacity utilization rate of 85% at each of our locations.  Capacity utilization is measured by taking the number of agents and indirect support headcount and dividing it by the number of seats provisioned for utilization. Capacity utilization is a critical metric for us as it is used as an input to the pricing, revenue and margin drivers of our business as well as capital allocation.

Direct Salaries and Related Costs

	Years Ended December 31,
	2020		2019
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$876,547	63.5%	$826,255	63.7%	$50,292	-0.2%
EMEA	223,046	67.7%	216,034	67.9%	7,012	-0.2%
Consolidated	$1,099,593	64.3%	$1,042,289	64.5%	$57,304	-0.2%

The increase of $57.3 million in direct salaries and related costs included an unfavorable foreign currency impact of $1.8 million in the Americas and an unfavorable foreign currency impact of $2.1 million in EMEA.

The decrease in Americas’ direct salaries and related costs, as a percentage of revenues, was primarily attributable to lower customer-acquisition advertising costs of 0.7%, lower recruiting costs of 0.4%, lower auto tow claim costs of 0.4%, lower communications costs of 0.2%, partially offset by higher compensation costs of 1.0% principally due to a decrease in agent productivity across several verticals primarily resulting from pandemic-induced restrictions in the current period, higher travel costs of 0.3% driven by employee transportation costs during the pandemic and higher other costs of 0.2%.

The decrease in EMEA’s direct salaries and related costs, as a percentage of revenues, was primarily attributable to lower travel costs of 0.5%, lower rebillable costs of 0.3%, lower software purchased for resale of 0.3% and lower communications costs of 0.2%, partially offset by higher compensation costs of 1.0% primarily due to a decrease in agent productivity principally within the communications vertical in the current period and higher other costs of 0.1%.

General and Administrative

	Years Ended December 31,
	2020		2019
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$280,398	20.3%	$278,056	21.4%	$2,342	-1.1%
EMEA	70,832	21.5%	74,205	23.3%	(3,373)	-1.8%
Other	70,680	-	60,146	-	10,534	-
Consolidated	$421,910	24.7%	$412,407	25.5%	$9,503	-0.8%

The increase of $9.5 million in general and administrative expenses included an unfavorable foreign currency impact of $0.2 million in the Americas and an unfavorable foreign currency impact of $0.5 million in EMEA.

The decrease in Americas’ general and administrative expenses, as a percentage of revenues, was primarily attributable to lower facility-related costs of 0.7% resulting primarily from the exit of leased space during the current year as well as the Americas 2019 Exit Plan, lower travel costs of 0.3%, lower merger and integration costs of 0.2% and lower software and maintenance costs of 0.2%, partially offset by higher compensations costs of 0.2% and higher other costs of 0.1%.

The decrease in EMEA’s general and administrative expenses, as a percentage of revenues, was primarily attributable to lower travel costs of 0.7%, lower merger and integration costs of 0.6%, lower legal and professional fees of 0.3% and lower other costs of 0.2%.

The increase of $10.5 million in Other general and administrative expenses, which includes corporate and other costs, was primarily attributable to higher compensation costs of $10.0 million, higher merger and integration costs of $1.7 million, higher software and maintenance costs of $1.0 million and higher other costs of $0.3 million, partially offset by lower travel costs of $1.2 million, lower legal and professional fees of $0.8 million and lower seminars and education costs of $0.5 million.

Depreciation, Amortization, Impairment of Goodwill and Long-Lived Assets

	Years Ended December 31,
	2020		2019
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Depreciation, net:
Americas	$40,903	3.0%	$42,386	3.3%	$(1,483)	-0.3%
EMEA	7,586	2.3%	6,521	2.1%	1,065	0.2%
Other	2,929	-	3,009	-	(80)	-
Consolidated	$51,418	3.0%	$51,916	3.2%	$(498)	-0.2%

Amortization of intangibles:
Americas	$10,654	0.8%	$13,304	1.0%	$(2,650)	-0.2%
EMEA	3,349	1.0%	3,335	1.0%	14	0.0%
Other	—	-	—	-	—	-
Consolidated	$14,003	0.8%	$16,639	1.0%	$(2,636)	-0.2%

Impairment of goodwill:
Americas	$—	0.0%	$—	0.0%	$—	0.0%
EMEA	21,792	6.6%	—	0.0%	21,792	6.6%
Other	—	-	—	-	—	-
Consolidated	$21,792	1.3%	$—	0.0%	$21,792	1.3%

Impairment of long-lived assets:
Americas	$18,795	1.4%	$1,711	0.1%	$17,084	1.3%
EMEA	966	0.3%	—	0.0%	966	0.3%
Other	—	-	—	-	—	-
Consolidated	$19,761	1.1%	$1,711	0.1%	$18,050	1.0%

The decrease in depreciation was primarily due to the impact since the prior period of certain fully depreciated fixed assets and fixed assets that were impaired and disposed of as part of the exit of leased space in the current year, partially offset by new depreciable fixed assets placed into service supporting site expansions and infrastructure upgrades.

The decrease in amortization was primarily due to certain fully amortized intangible assets.

See Note 5, Costs Associated with Exit or Disposal Activities, Note 6, Fair Value, and Note 7, Goodwill and Intangible Assets, in the accompanying “Notes to Consolidated Financial Statements” for further information regarding the impairment of goodwill and long-lived assets.

Other Income (Expense)

	Years Ended December 31,
(in thousands)	2020	2019	$ Change
Interest income	$755	$846	$(91)

Interest (expense)	$(1,923)	$(4,309)	$2,386

Other income (expense), net:
Foreign currency transaction gains (losses)	$(1,645)	$(1,262)	$(383)
Gains (losses) on derivative instruments not designated as hedges	(673)	(674)	1
Gains (losses) on investments held in rabbi trust	2,309	2,379	(70)
Other miscellaneous income (expense)	(40)	(857)	817
Total other income (expense), net	$(49)	$(414)	$365

Interest income remained consistent with the prior period.

The decrease in interest (expense) was primarily due to a decrease in the average daily outstanding borrowings under our credit agreements and a decrease in the weighted average interest rates on outstanding borrowings.

See Note 13, Investments Held in Rabbi Trust, of the accompanying “Notes to Consolidated Financial Statements” for further information.

The change in other miscellaneous income (expense) was primarily due to a gain on dilution of our investment in XSell, our equity method investee. See Note 1, Overview and Summary of Significant Accounting Policies, of the accompanying “Notes to Consolidated Financial Statements” for further information.

Income Taxes

	Years Ended December 31,
(in thousands)	2020	2019	$ Change
Income before income taxes	$80,567	$85,923	$(5,356)
Income taxes	$24,135	$21,842	$2,293
			% Change
Effective tax rate	30.0%	25.4%	4.6%

The increase in the effective tax rate in 2020 compared to 2019 was primarily due to the 2020 impairment of non-deductible goodwill and an increase in unrecognized tax benefits. This increase was partially offset by a shift in earnings among the various jurisdictions in which we operate. The effective tax rate was also affected by several additional factors, the overall impact of which was not material.

Quarterly Results

The following information presents our unaudited quarterly operating results for 2020 and 2019. The data has been prepared on a basis consistent with the accompanying Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K, and includes all adjustments, consisting of normal recurring accruals, that we consider necessary for a fair presentation thereof.

(in thousands, except per share data)	12/31/2020	9/30/2020	6/30/2020	3/31/2020	12/31/2019	9/30/2019	6/30/2019	3/31/2019
Revenues	$450,535	$431,727	$416,833	$411,166	$425,284	$397,547	$389,006	$402,925
Operating expenses:
Direct salaries and related costs	289,009	275,206	268,433	266,945	274,731	253,669	252,161	261,728
General and administrative	108,946	107,053	102,664	103,247	100,825	102,620	104,282	104,680
Depreciation, net	13,646	12,681	12,630	12,461	12,518	12,449	13,052	13,897
Amortization of intangibles	2,425	3,366	4,093	4,119	4,123	4,103	4,127	4,286
Impairment of goodwill (1)	—	21,792	—	—	—	—	—	—
Impairment of long-lived assets (2)	4,232	13,729	1,800	—	—	—	129	1,582
Total operating expenses	418,258	433,827	389,620	386,772	392,197	372,841	373,751	386,173
Income (loss) from operations	32,277	(2,100)	27,213	24,394	33,087	24,706	15,255	16,752

Other income (expense):
Interest income	190	137	165	263	235	234	192	185
Interest (expense)	(288)	(355)	(560)	(720)	(861)	(1,091)	(1,179)	(1,178)
Other income (expense), net	1,044	1,903	1,797	(4,793)	(436)	(55)	(533)	610
Total other income (expense), net	946	1,685	1,402	(5,250)	(1,062)	(912)	(1,520)	(383)

Income (loss) before income taxes	33,223	(415)	28,615	19,144	32,025	23,794	13,735	16,369
Income taxes	7,848	4,676	6,385	5,226	9,005	5,689	2,466	4,682
Net income (loss)	$25,375	$(5,091)	$22,230	$13,918	$23,020	$18,105	$11,269	$11,687

Net income (loss) per common share: (3)
Basic	$0.64	$(0.13)	$0.55	$0.34	$0.56	$0.44	$0.27	$0.28
Diluted	$0.64	$(0.13)	$0.55	$0.34	$0.56	$0.44	$0.27	$0.28

Weighted average shares:
Basic	39,580	39,994	40,318	41,132	41,176	41,190	42,038	42,169
Diluted	39,895	39,994	40,380	41,334	41,453	41,307	42,094	42,299

(1)	See Note 7, Goodwill and Intangible Assets, of the accompanying “Notes to Consolidated Financial Statements” for further information.
(2)	See Note 5, Costs Associated with Exit or Disposal Activities, and Note 6, Fair Value, of the accompanying “Notes to Consolidated Financial Statements” for further information.
(3)	Net income (loss) per basic and diluted common share is computed independently for each of the quarters presented and, therefore, may not sum to the total for the year.

Business Outlook

For the three months ended March 31, 2021, we anticipate the following financial results:

•	Revenues in the range of $454.0 million to $459.0 million;
•	Effective tax rate of approximately 24.0%;
•	Fully diluted share count of approximately 40.0 million;
•	Diluted earnings per share in the range of $0.58 to $0.61; and
•	Capital expenditures in the range of $14.0 million to $16.0 million

For the twelve months ended December 31, 2021, we anticipate the following financial results:

•	Revenues in the range of $1,833.0 million to $1,853.0 million;
•	Effective tax rate of approximately 24.0%;
•	Fully diluted share count of approximately 40.1 million;
•	Diluted earnings per share in the range of $2.60 to $2.73; and
•	Capital expenditures in the range of $47.0 million to $53.0 million

Our first quarter and full year 2021 business outlook reflects healthy levels of demand stemming from existing and new clients as well as new lines of businesses across our vertical markets, consistent with the pattern that has driven those verticals to date. We expect the first quarter through full year outlook to largely maintain our historical pattern as we ramp client programs and step-up levels of information technology (“IT”) and IT-related investments to reinforce our infrastructure and agility in the marketplace. We remain well positioned strategically to address opportunities in the marketplace just as we have throughout the pandemic.

We continue to work with clients in determining the future view of their delivery strategy between home agent and brick and mortar facility driven by COVID-19. As such, we will continue to adjust our capacity footprint – similar to actions taken on facility leases in 2020 – as we get greater clarity around those decisions.

Our revenues and earnings per share assumptions for the first quarter and full year 2021 are based on foreign exchange rates as of January 2021. Therefore, the continued volatility in foreign exchange rates between the U.S. Dollar and the functional currencies of the markets we serve could have a further impact, positive or negative, on revenues and earnings per share relative to the business outlook for the first quarter and full year discussed above.

We anticipate total other interest income (expense), net of approximately $(1.4) million and $(5.6) million for the first quarter and full year 2021, respectively. The amounts in the other interest income (expense), net, however, exclude the potential impact of any future foreign exchange gains or losses.

Not included in this guidance is the impact of any future acquisitions, share repurchase activities or a potential sale of previously exited customer experience management centers.

Liquidity and Capital Resources

Our primary sources of liquidity are typically cash flows generated by operating activities and from available borrowings under our revolving credit facility. We utilize these capital resources to make capital expenditures associated primarily with our customer experience management services, invest in technology applications and tools to further develop our service offerings and for working capital and other general corporate purposes, including the repurchase of our common stock in the open market and to fund acquisitions. In future periods, we intend similar uses of these funds.

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

During 2020, we used $101.0 million to repay long-term debt, $88.5 million used to pay for acquisitions, $52.7 million used for capital expenditures, $52.2 million used to repurchase common stock and $1.8 million to repurchase common stock for tax withholding on equity awards cash, which was partially offset by $175.7 million provided by operating activities, $91.0 million of debt proceeds and $1.9 million of other cash inflows, resulting in a $24.8 million decrease in available cash, cash equivalents and restricted cash (including the favorable effects of foreign currency exchange rates on cash, cash equivalents and restricted cash of $2.8 million).

Net cash flows provided by operating activities for 2020 were $175.7 million, compared to $101.3 million in 2019.  The $74.4 million increase in net cash flows from operating activities was due to a net increase of $41.4 million in cash flows from assets and liabilities and a $40.6 million increase in non-cash reconciling items such as impairment, net unrealized foreign currency transaction (gains) losses, stock-based compensation expense, partially offset by a $7.6 million decrease in net income. The $41.4 million increase in cash flows from assets and liabilities was principally a result of a $30.9 million decrease in accounts receivable, a $7.8 million increase in other liabilities, a $7.5 million decrease in other assets and a $1.7 million increase in deferred revenue and customer liabilities, partially offset by a $3.6 million increase in net operating lease liabilities and a $2.9 million increase in taxes payable. The $30.9 million decrease in the change in accounts receivable was primarily due to the timing of billings and collections. The $7.8 million increase in the change in other liabilities was primarily due to a $21.7 million increase principally related to the timing of accrued employee compensation and benefits driven by the deferral of our portion of social security taxes as permitted by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, partially offset by a $5.9 million decrease in other accrued expenses and current liabilities principally resulting from fluctuations in our derivatives and the impact of the adoption of ASC 842, Leases, on our deferred rent balance and our lease liability associated with the Americas 2018 Exit Plan, a $5.7 million decrease in accounts payable principally due to the timing of invoices and related payments and a $2.3 million decrease in other long-term liabilities. The $7.5 million decrease in the change in other assets was primarily due to a decrease in deferred charges and other assets driven by long-term accounts receivable billings partially offset by related reclassifications to short-term accounts receivable.

Capital expenditures, which are generally funded by cash generated from operating activities, available cash balances and borrowings available under our credit facilities, were $52.7 million for 2020, compared to $38.7 million for 2019, a decrease of $14.0 million. In 2021, we anticipate capital expenditures in the range of $47.0 million to $53.0 million, primarily for systems infrastructure upgrades and additions as well as new seat additions.

On February 14, 2019, we entered into a $500 million senior revolving credit facility (the “2019 Credit Agreement”) with a group of lenders, KeyBank National Association, as Administrative Agent, Swing Line Lender and Issuing Lender (“KeyBank”), the lenders named therein, and KeyBanc Capital Markets Inc. as Lead Arranger and Sole Book Runner.  The 2019 Credit Agreement replaced our previous $440 million revolving credit facility dated May 12, 2015 (the “2015 Credit Agreement”), which agreement was terminated simultaneous with entering into the 2019 Credit Agreement. The 2019 Credit Agreement is subject to certain borrowing limitations and includes certain customary financial and restrictive covenants.  We are not currently aware of any inability of our lenders to provide access to the full commitment of funds that exist under the 2019 Credit Agreement, if necessary.  However, there can be no assurance that such facility will be available to us, even though it is a binding commitment of the financial institutions. The 2019 Credit Agreement will mature on February 14, 2024. At December 31, 2020, we were in compliance with all loan requirements of the 2019 Credit Agreement and had $63.0 million of outstanding borrowings under this facility.

Our credit agreements had an average daily utilization of $45.8 million, $87.8 million and $106.2 million during the years ended December 31, 2020, 2019 and 2018, respectively. During the years ended December 31, 2020, 2019, and 2018, the related interest expense, including the commitment fee and excluding the amortization of deferred loan fees, was $1.4 million, $3.5 million and $3.8 million, respectively, which represented weighted average interest rates of 3.1%, 3.9% and 3.6%, respectively.

We repaid $10.0 million, net, of long-term debt outstanding under our credit agreements in 2020.  Our 2021 interest expense will vary based on our usage of the credit facility and market interest rates.

We are currently under audit in several tax jurisdictions. We believe we have adequate reserves related to all matters pertaining to these audits. Should we experience unfavorable outcomes from these audits, such outcomes could have a significant impact on our financial condition, results of operations and cash flows.

The 2017 Tax Reform Act provided for a one-time transition tax based on our undistributed foreign earnings on which we previously had deferred U.S. income taxes. We recorded a $28.3 million provisional liability in 2017, which was net of $5.0 million of available tax credits, for our one-time transition tax.  As of December 31, 2020 and 2019, $2.0 million and $2.0 million, respectively, of the liability was included in “Income taxes payable” in the accompanying Consolidated Balance Sheets. As of December 31, 2020 and 2019, $16.6 million and $18.5 million, respectively, of the long-term liability were included in “Long-term income tax liabilities” in the accompanying Consolidated Balance Sheets. This transition tax liability will be paid in yearly installments through the final payment due in April 2025. We provide U.S. income taxes on the earnings of foreign subsidiaries unless they are exempted from taxation. During the fourth quarter of 2019, we partially reversed our permanent reinvestment assertion in connection with plans to distribute cash from certain of our foreign subsidiaries in 2020 or subsequent years.  In connection with this change in assertion, we recorded $1.0 million of withholding tax.  No additional income taxes have been provided for any remaining reinvested earnings or outside basis differences inherent in our investments in our foreign subsidiaries as these amounts continue to be indefinitely reinvested in foreign operations.

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

As of December 31, 2020, we had $103.1 million in cash and cash equivalents, of which approximately 84.1%, or $86.7 million, was held in international operations. As a result of the 2017 Tax Reform Act, most of these funds will not be subject to additional taxes in the United States if repatriated; however, certain jurisdictions may impose additional withholding taxes. There are circumstances where we may be unable to repatriate some of the cash and cash equivalents held by our international operations due to country restrictions.

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

Off-Balance Sheet Arrangements

At December 31, 2020, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2020, and the effect these obligations are expected to have on liquidity and cash flow in future periods (in thousands):

	Payments Due By Period
	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years	Other
Operating leases (1)(2)	197,016	$60,980	$79,728	$37,511	$18,797	$—
Purchase obligations (3)	36,777	27,338	9,439	—	—	—
Long-term debt (4)	63,000	—	—	63,000	—	—
Long-term income tax liabilities (5)	21,586	—	5,599	10,954	—	5,033
Other long-term liabilities (6)	27,679	—	19,875	1,695	6,109	—
	$346,058	$88,318	$114,641	$113,160	$24,906	$5,033

(1)	Amounts represent the gross expected cash payments due under our operating leases. See Note 3, Leases, to the accompanying Consolidated Financial Statements.
(2)

As of December 31, 2020, we subleased five of our operating leases. Future contractual sublease payments of $3.2 million, $3.3 million and $2.8 million are expected to be received in the periods of less than one year, one to three years and three to five years, respectively. These payments will partially offset the gross amounts owed under the related operating leases.

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

(5)

Long-term income tax liabilities include amounts owed in annual installments through 2025 related to our deemed repatriation under the 2017 Tax Reform Act, as well as uncertain tax positions and related penalties and interest as discussed in Note 20, Income Taxes, to the accompanying Consolidated Financial Statements.  We cannot make reasonably reliable estimates of the cash settlement of $5.0 million of uncertain tax positions with the taxing authority; therefore, amounts have been excluded from payments due by period.

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

Income Taxes

We reduce deferred tax assets by a valuation allowance if based on the weight of all available evidence for each respective tax jurisdiction, it is more likely than not that some portion or all of such deferred tax assets will not be realized. Available evidence which is considered in determining the amount of valuation allowance required includes, but is not limited to, our estimate of future taxable income and any applicable tax-planning strategies. Establishment or reversal of certain valuation allowances may have a significant impact on both current and future results. The recoverability of a net deferred tax asset is dependent upon future profitability, estimates of future taxable income and any applicable tax-planning strategies, within each taxing jurisdiction.

As of December 31, 2020, we determined that a total valuation allowance of $12.2 million was necessary to reduce U.S. deferred tax assets by $0.8 million and foreign deferred tax assets by $11.4 million, where it was more likely than not that some portion or all of such deferred tax assets will not be realized.  The recoverability of the remaining deferred tax asset of $9.4 million as of December 31, 2020 is dependent upon future profitability within each tax jurisdiction. As of December 31, 2020, based on our estimates of future taxable income and any applicable tax-planning strategies within various tax jurisdictions, we believe that it is more likely than not that the remaining deferred tax assets will be realized.

The Company provides U.S. income taxes on the earnings of foreign subsidiaries unless they are exempted from taxation. During the fourth quarter of 2019, we partially reversed our permanent reinvestment assertion in connection with plans to distribute cash from certain of our foreign subsidiaries in 2020 or subsequent years.  In connection with this change in assertion, we recorded $1.0 million of withholding tax.  No additional income taxes have been provided for any remaining outside basis difference inherent in these entities as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining reinvested earnings or outside basis differences in these entities is not practicable due to the inherent complexity of the multi-jurisdictional tax environment in which we operate.

We evaluate tax positions that have been taken or are expected to be taken in our tax returns, and record a liability for uncertain tax positions in accordance with ASC 740, Income Taxes (“ASC 740”). The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. ASC 740 contains a two-step approach to recognizing and measuring uncertain tax positions. First, tax positions are recognized if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon examination, including resolution of related appeals or litigation processes, if any.  Second, the tax position is measured as the largest amount of tax benefit that has a greater than 50% likelihood of being realized upon settlement. We reevaluate these uncertain tax positions on a quarterly basis. This evaluation is based on factors including, but not limited to, changes in facts or circumstances, changes in tax law, effectively settled issues under audit, and new audit activity. Such a change in recognition or measurement would result in the recognition of a tax benefit or an additional charge to the tax provision.

As of December 31, 2020 and 2019, we had $3.2 million and $2.7 million, respectively, of unrecognized tax benefits. Had we recognized these tax benefits, approximately $3.2 million and $2.7 million, along with the related interest and penalties, would have favorably impacted the effective tax rate in 2020 and 2019, respectively. We do not anticipate that any of the unrecognized tax benefits will be recognized in the next twelve months.

Our provision for income taxes is impacted by the earnings in the various domestic and international jurisdictions in which we operate. Our effective tax rate could be impacted by earnings being either proportionally lower or higher in foreign countries with tax rates different from the U.S. tax rates. In addition, we have been granted tax holidays in several foreign tax jurisdictions, some of which have various expiration dates ranging from 2021 through 2030. If we are unable to renew a tax holiday or if there is an unfavorable change in tax holiday laws in any of these jurisdictions, our effective tax rate could be adversely impacted. In some cases, the tax holidays expire without possibility of renewal. In other cases, we expect to renew these tax holidays, but there are no assurances from the respective foreign governments that they will either renew them on the same or similar terms or that the laws and regulations relating to the holiday will remain the same. The tax holidays decreased the provision for income taxes by $3.8 million, $3.1 million and $4.1 million for the years ended December 31, 2020, 2019 and 2018, respectively.  Our effective tax rate could also be affected by several additional factors, including changes in the valuation of our deferred tax assets or liabilities, changing legislation, regulations, and court interpretations that impact tax law in multiple tax jurisdictions in which we operate, as well as new requirements, pronouncements and rulings of certain tax, regulatory and accounting organizations.

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

We test indefinite-lived intangibles by reviewing the book values compared to the fair value. We determine the fair value of our reporting units and indefinite-lived intangible assets based on the income and market approaches. We calculate the fair value of our reporting units and indefinite-lived intangible assets based on the present value of estimated future cash flows. We apply revenue and earnings before interest, taxes, depreciation and amortization (“EBITDA”) multiples of comparable companies using the guideline public company method under the market approach.

We estimate fair value under the income approach using discounted cash flows of the reporting units. The most significant assumptions used in these analyses are those made in estimating future cash flows. In estimating future cash flows, we use financial assumptions in our internal forecasting model such as projected demand, projected capacity utilization, projected changes in the prices we charge for our services, projected labor costs and projected foreign currency exchange rates. The financial and credit market volatility directly impacts our fair value measurement through the weighted average cost of capital that we use to determine our discount rate. We use a discount rate we consider appropriate for the country where the services are being provided. Considerable management judgment is necessary to evaluate the impact of operating and macroeconomic changes and to estimate future cash flows to measure fair value. If actual results differ substantially from the assumptions used in performing the impairment test, the fair value of the reporting units may be significantly lower, causing the carrying value to exceed the fair value and indicating an impairment has occurred.  Events or changes that could negatively affect our key assumptions include a sustained decrease in our market capitalization, increased competition or unexpected loss of components of our business, unexpected business disruptions (for example, due to a natural disaster, cyber event, pandemic or loss of a customer, supplier, or other significant business relationship), unexpected significant declines in operating results, significant adverse changes in the markets in which we operate, or changes in management strategy.

We recognized a $21.8 million goodwill impairment during the year ended December 31, 2020 related to our Symphony reporting unit. Our annual impairment testing indicated that the remaining six of our seven reporting units with goodwill had fair values that exceeded their respective carrying values.

As outlined in Note 7, Goodwill and Intangible Assets, in the accompanying “Notes to Consolidated Financial Statements,” in addition to our Symphony reporting unit, three more of our seven reporting units with goodwill are at risk of future impairment as the fair value is not substantially in excess of carrying value (“cushion”).  Information related to these reporting units as of July 31, 2020, the date of our annual impairment test was as follows (in thousands):

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

(3)	Increase in the fair value cushion from the prior year was primarily attributable to an increase in the multiples applied using the guideline public company method under the market approach valuation.

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

We serve a number of U.S.-based clients using customer experience management center capacity in the Philippines and Costa Rica, which are within our Americas segment. Although a substantial portion of the costs incurred to render services under these contracts are denominated in Philippine Pesos (“PHP”) and Costa Rican Colones (“CRC”), the contracts with these clients are priced in USDs, which represent FX exposures. Additionally, our EMEA segment services clients in Hungary and Romania with a substantial portion of the costs incurred to render services under these contracts denominated in Hungarian Forints and Romanian Leis, where the contracts are priced in Euros.

In order to hedge a portion of our anticipated revenues denominated in USD, we had outstanding forward contracts and options as of December 31, 2020 through December 2021 with notional amounts totaling $48.0 million. As of December 31, 2020, we had net total derivative liabilities associated with these contracts with a fair value of $2.1 million. If the USD had weakened against the PHP and CRC by 10% as of December 31, 2020 and 2019, we would have incurred a loss of approximately $4.2 million and $9.9 million as of December 31, 2020 and 2019, respectively, on these contracts. However, these losses would be mitigated by corresponding gains on the underlying exposures.

We had outstanding forward exchange contracts as of December 31, 2020 with notional amounts totaling $12.4 million that are not designated as hedges. The purpose of these derivative instruments is to protect against FX volatility pertaining to intercompany receivables and payables, and other assets and liabilities that are denominated in currencies other than our subsidiaries’ functional currencies.  As of December 31, 2020, the fair value of these derivatives was a net liability of less than $0.1 million. The potential loss in fair value at December 31, 2020 and 2019, for these contracts resulting from a hypothetical 10% adverse change in the foreign currency exchange rates is approximately $0.8 million and $1.0 million, respectively. However, these losses would be mitigated by corresponding gains on the underlying exposures.

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

Interest Rate Risk

Our exposure to interest rate risk results from variable rate debt outstanding under our revolving credit facility. We pay interest on outstanding borrowings at interest rates that fluctuate based upon changes in various base rates. As of December 31, 2020 and 2019, we had $63.0 million and $73.0 million in borrowings outstanding under the revolving credit facility, respectively.  Based on our level of variable rate debt outstanding during the years ended December 31, 2020 and 2019, a 1.0% increase in the weighted average interest rate, which generally equals the LIBOR rate plus an applicable margin, would have had an impact of $0.4 million and $0.9 million, respectively, on our results of operations.

We have not historically used derivative instruments to manage exposure to changes in interest rates.

Item 8. Financial Statements and Supplementary Data

The financial statements and supplementary data required by this item are located beginning on page 50 and page 32 of this report, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Finance Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2020. Based on that evaluation, our Chief Executive Officer and Chief Finance Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

We assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment, management believes that, as of December 31, 2020, our internal control over financial reporting was effective.

We acquired Taylor Media Corp. (“TMC”) on December 31, 2020. See Note 4, Acquisitions, of “Notes to Consolidated Financial Statements” for additional information. As permitted by the Securities and Exchange Commission, companies are allowed to exclude acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition and management elected to exclude TMC from its assessment of internal control over financial reporting as of December 31, 2020. The aggregate assets of TMC constituted 7.7% of the Company’s consolidated total assets as of December 31, 2020. No revenues from TMC were included in the Company’s consolidated revenues for the year ended December 31, 2020.

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except for the change discussed under “Changes to Internal Control Over Financial Reporting” below.

Attestation Report of Independent Registered Public Accounting Firm

Our independent registered public accounting firm has issued an attestation report on our internal control over financial reporting. This report appears on page 43.

Changes to Internal Control Over Financial Reporting

We have excluded TMC from our assessment of the effectiveness of our internal control over financial reporting as of December 31, 2020.  We will begin our integration activities and review of TMC’s internal controls over financial reporting as of January 1, 2021.  Management will continue to assess the control environment.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Sykes Enterprises, Incorporated

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Sykes Enterprises, Incorporated and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated February 26, 2021, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Taylor Media Corp., which was acquired on December 31, 2020, and whose financial statements constitute 7.7% of total assets and 0% of revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2020.  Accordingly, our audit did not include the internal control over financial reporting at Taylor Media Corp.

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

February 26, 2021

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item, with the exception of information on Executive Officers which appears in this report in Item 1 under the caption “Information About Our Executive Officers,” will be set forth in our Proxy Statement for the 2021 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020 and is incorporated herein by reference.

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

Financial Statement Schedules
The schedules for Sykes Enterprises, Incorporated and its subsidiaries are omitted because of the absence of conditions under which they are required, or because the information is set forth in the consolidated financial statements or notes thereto.

Exhibits

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

3.1	Articles of Incorporation of Sykes Enterprises, Incorporated, as amended. (Incorporated herein by reference from Exhibit 3.1 to Form S-3, Registration No. 333-38513, filed on October 23, 1997.)

3.2	Articles of Amendment to Articles of Incorporation of Sykes Enterprises, Incorporated, as amended. (Incorporated herein by reference from Exhibit 3.2 to Form 10-K filed on March 29, 1999.)

3.3	Bylaws of Sykes Enterprises, Incorporated, as amended. (Incorporated herein by reference from Exhibit 3.3 to Form 10-K filed on March 23, 2005.)

3.4	Amendment to Bylaws of Sykes Enterprises, Incorporated. (Incorporated herein by reference from Exhibit 3.1 to Form 8-K filed on March 24, 2014.)

4.1 (P)	Specimen certificate for the Common Stock of Sykes Enterprises, Incorporated. (Incorporated herein by reference from exhibit to Form S-1, Registration No. 333-2324.)

4.2	Description of Registered Securities. (Incorporated herein by reference from Exhibit 4.2 to Form 10-K filed on February 27, 2020.)

10.1 (P)*	Form of Split Dollar Plan Documents. (Incorporated herein by reference from exhibit to Form S-1, Registration No. 333-2324.)

10.2 (P)*	Form of Split Dollar Agreement. (Incorporated herein by reference from exhibit to Form S-1, Registration No. 333-2324.)

10.3 (P)	Form of Indemnity Agreement between Sykes Enterprises, Incorporated and directors & executive officers. (Incorporated herein by reference from exhibit to Form S-1, Registration No. 333-2324.)

10.4 *	Form of Restricted Share And Stock Appreciation Right Award Agreement dated as of March 29, 2006. (Incorporated herein by reference from Exhibit 99.1 to Form 8-K filed on April 4, 2006.)

10.5 *	Form of Restricted Share And Bonus Award Agreement dated as of March 29, 2006. (Incorporated herein by reference from Exhibit 99.2 to Form 8-K filed on April 4, 2006.)

Exhibit Number	Exhibit Description
10.6 *	Form of Restricted Share Award Agreement dated as of May 24, 2006. (Incorporated herein by reference from Exhibit 99.1 to Form 8-K filed on May 31, 2006.)

10.7 *	Form of Restricted Share And Stock Appreciation Right Award Agreement dated as of January 2, 2007. (Incorporated herein by reference from Exhibit 99.1 to Form 8-K filed on December 28, 2006.)

10.8 *	Form of Restricted Share Award Agreement dated as of January 2, 2007. (Incorporated herein by reference from Exhibit 99.2 to Form 8-K filed on December 28, 2006.)

10.9 *	Form of Restricted Share and Stock Appreciation Right Award Agreement dated as of January 2, 2008. (Incorporated herein by reference from Exhibit 99.1 to Form 8-K filed on January 8, 2008.)

10.10 *	2011 Equity Incentive Plan. (Incorporated herein by reference from Exhibit 10.17 to Form 10-K filed on February 29, 2016.)

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

10.20 *	Sykes Enterprises, Incorporated Deferred Compensation Plan Amended and Restated as of January 1, 2014. (Incorporated herein by reference from Exhibit 10.35 to Form 10-K filed on February 19, 2015.)

Exhibit Number	Exhibit Description
10.21 *	Employment Agreement, dated as of April 15, 2014, between Sykes Enterprises, Incorporated and John Chapman. (Incorporated herein by reference from Exhibit 99.1 to Form 8-K filed on April 15, 2014.)

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

10.29 *	2019 Equity Incentive Plan. (Incorporated herein by reference from Appendix A to the Company’s 2019 Proxy Statement filed on April 19, 2019.)

10.30 *	Form of Restricted Stock Unit Award Agreement dated May 13, 2020. (Incorporated herein by reference from Exhibit 10.1 to Form 10-Q filed on August 4, 2020.)

21.1 +	List of subsidiaries of Sykes Enterprises, Incorporated.

23.1 +	Consent of Independent Registered Public Accounting Firm.

24.1 +	Power of Attorney relating to subsequent amendments (included on the signature page of this Report).

31.1 +	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

31.2 +	Certification of Chief Finance Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act, as amended.

32.1 ++	Certification of Chief Executive Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 ++	Certification of Chief Finance Officer, pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS +,#	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH +,#	Inline XBRL Taxonomy Extension Schema Document

Exhibit Number	Exhibit Description

101.CAL +,#	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB +,#	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE +,#	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF +,#	Inline XBRL Taxonomy Extension Definition Linkbase Document

104 #	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL (included in Exhibit 101)

*	Indicates management contract or compensatory plan or arrangement.

+	Filed herewith.

++	Furnished herewith.

#	Submitted electronically with this Annual Report.

(P)	This exhibit has been paper filed and is not subject to the hyperlinking requirements of Item 601 of Regulation S-K.

Item 16. Form 10-K Summary

Not Applicable.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, and State of Florida, on this 26th day of February 2021.

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

Signature	Title	Date

/s/ James S. MacLeod	Chairman of the Board	February 26, 2021
James S. MacLeod

/s/ Charles E. Sykes	President and Chief Executive Officer and	February 26, 2021
Charles E. Sykes	Director (Principal Executive Officer)

/s/ Mark C. Bozek	Director	February 26, 2021
Mark C. Bozek

/s/ Vanessa C.L. Chang	Director	February 26, 2021
Vanessa C.L. Chang

/s/ Carlos E. Evans	Director	February 26, 2021
Carlos E. Evans

/s/ Lorraine L. Lutton	Director	February 26, 2021
Lorraine L. Lutton

/s/ William J. Meurer	Director	February 26, 2021
William J. Meurer

/s/ William D. Muir, Jr.	Director	February 26, 2021
William D. Muir, Jr.

/s/ W. Mark Watson	Director	February 26, 2021
W. Mark Watson

/s/ John Chapman	Chief Finance Officer	February 26, 2021
John Chapman	(Principal Financial and Accounting Officer)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Sykes Enterprises, Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sykes Enterprises, Incorporated and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 3 to the financial statements, the Company changed its method of accounting for leases in the year ended December 31, 2019 due to adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842).

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill — Symphony, Clearlink, Latin America and Qelp Reporting Units — Refer to Note 7 to the financial statements

Critical Audit Matter Description

The Company evaluates goodwill for impairment by comparing the fair value of each reporting unit to its carrying value. The Company estimates the fair value of the reporting units considering the income and market approaches.

With respect to the income approach, management makes significant estimates and assumptions related to forecasts of future performance, including revenue growth and earnings before interest, taxes, depreciation and amortization (EBITDA) margin, and the selection of discount rates. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both. The Company’s goodwill was approximately $299.4 million as of December 31, 2020, of which $19.3 million, $83.2 million, $18.3 million and $10.6 million was allocated to the Symphony, Clearlink, Latin America and Qelp reporting units, respectively. The fair value of the Symphony reporting unit was below the carrying value as of the annual measurement date, resulting in an impairment charge of $21.8 million. The fair values of the Clearlink, Latin America, and Qelp reporting units exceeded their carrying values as of the annual measurement date, although the difference in fair value and carrying value for each of these reporting units was not substantial.

We identified goodwill for the Symphony, Clearlink, Latin America and Qelp reporting units as a critical audit matter because of the significant estimates and assumptions management makes to estimate the fair value of each reporting unit and considering the difference in fair value and carrying value for each of these reporting units. For the Symphony reporting unit, this required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to revenue growth and EBITDA margin rate projections, as well as the selection of the discount rate. For the Clearlink, Latin America and Qelp reporting units, this required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of the selection of the discount rate.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the revenue and EBITDA margin projections over the forecast period and selection of discount rates included the following, among others:

•

We tested the effectiveness of controls over management’s goodwill impairment evaluation, including those over management’s review of the revenue growth and EBITDA margin projections over the forecast period utilized within the income approach, used in the determination of the reporting unit’s fair value.

•	We evaluated the reasonableness of management’s revenue growth and EBITDA margin projections over the forecast period by:
o	Comparing actual results to management’s historical projections.
o	Comparing the projections to management’s historical projections utilized in the prior year.
o	Comparing the Company’s projections to external industry reports.
•

With the assistance of our fair value specialists, we evaluated the discount rates, including testing the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rates selected by management.

•

With the assistance of our fair value specialists, we evaluated the reasonableness of the long-term revenue growth rate by comparing the long-term revenue growth rate to applicable industry growth rates forecasted as of the estimate date.

•

With the assistance of our fair value specialists, we evaluated the reasonableness of the revenue and EBITDA multiples, including testing the underlying source information and mathematical accuracy of the calculations, and comparing the multiples selected by management to its guideline companies.

Acquisitions — Taylor Media Corp. — Refer to Note 4 to the financial statements

Critical Audit Matter Description

The Company completed the acquisition of Taylor Media Corp. for $104.8 million on December 31, 2020. The Company accounted for the acquisition under the acquisition method of accounting for business combinations.

Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including $80.1 million in domain names. The fair value determination of the domain names intangible asset required management to make significant estimates and assumptions related to future cash flows and the selection of the discount rate.

We identified the domain names intangible asset for Taylor Media Corp. as a critical audit matter because of the significant estimates and assumptions management makes to fair value this asset. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s forecasts of future cash flows (including expected growth rates and profitability) and the selection of the discount rate for the domain names intangible asset.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the future cash flows and the selection of the discount rate for the domain names intangible asset included the following, among others:

•

We tested the effectiveness of controls over the fair value of the domain names intangible asset, including those over future cash flows (including expected growth rates and profitability) and the selection of the discount rate.

•	We assessed the reasonableness of management’s future cash flows (including expected growth rates and profitability) by comparing the projections to historical results and projected industry results.
•

With the assistance of our fair value specialists, we evaluated the discount rates, including testing the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rates selected by management.

/s/ Deloitte & Touche LLP

Tampa, Florida

February 26, 2021

We have served as the Company's auditor since 2001.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Consolidated Balance Sheets

(in thousands, except per share data)	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$103,077	$127,246
Receivables, net of allowance of $4.8 million and $3.5 million, respectively	415,746	390,147
Prepaid expenses	21,348	20,868
Other current assets	19,718	20,525
Total current assets	559,889	558,786
Property and equipment, net	121,084	125,990
Operating lease right-of-use assets	158,866	205,112
Goodwill, net	299,409	311,247
Intangibles, net	233,975	158,420
Deferred charges and other assets	62,582	55,945
	$1,435,805	$1,415,500
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$32,049	$33,591
Accrued employee compensation and benefits	147,212	109,591
Income taxes payable	3,521	3,637
Deferred revenue and customer liabilities	24,802	26,621
Operating lease liabilities	55,928	50,863
Other accrued expenses and current liabilities	31,994	29,330
Total current liabilities	295,506	253,633
Long-term debt	63,000	73,000
Long-term income tax liabilities	21,586	22,286
Long-term operating lease liabilities	126,336	166,810
Other long-term liabilities	35,723	25,296
Total liabilities	542,151	541,025

Commitments and loss contingencies (Note 22)

Shareholders' equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 200,000 shares authorized; 39,614 and 41,549 shares issued, respectively	396	416
Additional paid-in capital	298,037	288,935
Retained earnings	639,000	634,668
Accumulated other comprehensive income (loss)	(40,999)	(47,001)
Treasury stock at cost: 135 and 128 shares, respectively	(2,780)	(2,543)
Total shareholders' equity	893,654	874,475
	$1,435,805	$1,415,500

See accompanying Notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Operations

	Years Ended December 31,
(in thousands, except per share data)	2020	2019	2018
Revenues	$1,710,261	$1,614,762	$1,625,687
Operating expenses:
Direct salaries and related costs	1,099,593	1,042,289	1,072,907
General and administrative	421,910	412,407	407,285
Depreciation, net	51,418	51,916	57,350
Amortization of intangibles	14,003	16,639	15,542
Impairment of goodwill	21,792	—	—
Impairment of long-lived assets	19,761	1,711	9,401
Total operating expenses	1,628,477	1,524,962	1,562,485
Income from operations	81,784	89,800	63,202

Other income (expense):
Interest income	755	846	706
Interest (expense)	(1,923)	(4,309)	(4,743)
Other income (expense), net	(49)	(414)	(2,248)
Total other income (expense), net	(1,217)	(3,877)	(6,285)

Income before income taxes	80,567	85,923	56,917
Income taxes	24,135	21,842	7,991
Net income	$56,432	$64,081	$48,926

Net income per common share:
Basic	$1.40	$1.54	$1.16
Diluted	$1.39	$1.53	$1.16

Weighted average common shares outstanding:
Basic	40,255	41,649	42,090
Diluted	40,480	41,802	42,246

See accompanying Notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Comprehensive Income (Loss)

	Years Ended December 31,
(in thousands)	2020	2019	2018
Net income	$56,432	$64,081	$48,926
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	12,299	5,504	(21,938)
Unrealized gain (loss) on cash flow hedging instruments, net of taxes	(4,481)	4,154	(4,335)
Unrealized actuarial gain (loss) related to pension liability, net of taxes	(1,728)	68	682
Unrealized gain (loss) on postretirement obligation, net of taxes	(88)	48	(80)
Other comprehensive income (loss), net of taxes	6,002	9,774	(25,671)
Comprehensive income (loss)	$62,434	$73,855	$23,255

See accompanying Notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Changes in Shareholders’ Equity

	Common Stock		Additional		Accumulated Other
(in thousands)	Shares Issued	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2018	42,899	$429	$282,385	$546,843	$(31,104)	$(2,074)	$796,479
Cumulative effect of accounting change (Note 2)	—	—	—	3,019	—	—	3,019
Stock-based compensation expense	—	—	7,543	—	—	—	7,543
Issuance of common stock under equity award plans, net of forfeitures	(3)	—	302	—	—	(302)	—
Shares repurchased for tax withholding on equity awards	(118)	(1)	(3,686)	—	—	—	(3,687)
Comprehensive income (loss)	—	—	—	48,926	(25,671)	—	23,255
Balance at December 31, 2018	42,778	428	286,544	598,788	(56,775)	(2,376)	826,609
Cumulative effect of accounting change (Note 3)	—	—	—	110	—	—	110
Stock-based compensation expense	—	—	7,396	—	—	—	7,396
Issuance of common stock under equity award plans, net of forfeitures	9	—	167	—	—	(167)	—
Shares repurchased for tax withholding on equity awards	(98)	(1)	(3,213)	—	—	—	(3,214)
Repurchase of common stock	—	—	—	—	—	(30,281)	(30,281)
Retirement of treasury stock	(1,140)	(11)	(1,959)	(28,311)	—	30,281	—
Comprehensive income (loss)	—	—	—	64,081	9,774	—	73,855
Balance at December 31, 2019	41,549	416	288,935	634,668	(47,001)	(2,543)	874,475
Stock-based compensation expense	—	—	10,748	—	—	—	10,748
Issuance of common stock under equity award plans, net of forfeitures	(13)	—	237	—	—	(237)	—
Shares repurchased for tax withholding on equity awards	(62)	(1)	(1,826)	—	—	—	(1,827)
Repurchase of common stock	—	—	—	—	—	(52,176)	(52,176)
Retirement of treasury stock	(1,860)	(19)	(57)	(52,100)	—	52,176	—
Comprehensive income (loss)	—	—	—	56,432	6,002	—	62,434
Balance at December 31, 2020	39,614	$396	$298,037	$639,000	$(40,999)	$(2,780)	$893,654

See accompanying Notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2020	2019	2018
Cash flows from operating activities:
Net income	$56,432	$64,081	$48,926
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	51,629	52,149	57,817
Amortization of intangibles	14,003	16,639	15,542
Amortization of deferred grants	(1,119)	(351)	(657)
Impairment losses	41,553	1,711	9,401
Unrealized foreign currency transaction (gains) losses, net	2,123	(2,304)	(843)
Stock-based compensation expense	10,748	7,396	7,543
Deferred income tax provision (benefit)	(5,649)	282	(1,509)
Net (gain) loss on disposal of property and equipment	(158)	383	312
Unrealized (gains) losses and premiums on financial instruments, net	1,108	(1,059)	805
Net (gain) on insurance settlement	—	(1,133)	—
(Earnings) losses from equity method investees	1,099	448	639
(Gain) on dilution of investment in equity method investees	(1,357)	—	—
Other	1,615	785	464
Changes in assets and liabilities, net of acquisitions:
Receivables, net	(9,306)	(40,239)	(8,224)
Prepaid expenses	(69)	(284)	(1,690)
Other current assets	(343)	(138)	(693)
Deferred charges and other assets	(4,729)	(12,197)	(13,621)
Accounts payable	(3,613)	2,099	(1,571)
Income taxes receivable / payable	(2,972)	(81)	(1,066)
Accrued employee compensation and benefits	31,073	9,409	(6,418)
Other accrued expenses and current liabilities	(2,403)	3,465	449
Deferred revenue and customer liabilities	(2,759)	(4,521)	(1,623)
Other long-term liabilities	1,629	3,909	5,111
Operating lease assets and liabilities	(2,793)	834	—
Net cash provided by operating activities	175,742	101,283	109,094
Cash flows from investing activities:
Capital expenditures	(52,683)	(38,698)	(46,884)
Cash paid for business acquisitions, net of cash acquired	(88,466)	(3,133)	(78,395)
Proceeds from property and equipment insurance settlement	—	1,190	—
Purchase of intangible assets	—	(292)	(8,156)
Investment in equity method investees	—	—	(5,000)
Other	1,792	346	1,495
Net cash (used for) investing activities	(139,357)	(40,587)	(136,940)

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(Continued)

	Years Ended December 31,
(in thousands)	2020	2019	2018
Cash flows from financing activities:
Payments of long-term debt	(101,000)	(58,000)	(231,000)
Proceeds from issuance of long-term debt	91,000	29,000	58,000
Cash paid for repurchase of common stock	(52,176)	(30,281)	—
Proceeds from grants	—	—	31
Shares repurchased for tax withholding on equity awards	(1,827)	(3,214)	(3,687)
Cash paid for loan fees related to long-term debt	—	(1,098)	—
Net cash (used for) financing activities	(64,003)	(63,593)	(176,656)
Effects of exchange rates on cash, cash equivalents and restricted cash	2,829	1,851	(10,072)
Net increase (decrease) in cash, cash equivalents and restricted cash	(24,789)	(1,046)	(214,574)
Cash, cash equivalents and restricted cash – beginning	129,185	130,231	344,805
Cash, cash equivalents and restricted cash – ending	$104,396	$129,185	$130,231
Supplemental disclosures of cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities under ASC 842	$63,097	$58,058	$—
Cash paid during period for interest	$1,423	$3,500	$3,888
Cash paid during period for income taxes	$32,770	$24,049	$19,587
Non-cash transactions:
Net right-of-use assets arising from new or remeasured operating lease liabilities under ASC 842	$16,799	$30,014	$—
Capital expenditures incurred but not yet paid	$6,111	$5,970	$1,944
Unrealized gain (loss) on postretirement obligation, net of taxes, in accumulated other comprehensive income (loss)	$(88)	$48	$(80)
Property and equipment acquired under grant agreement	$1,612	$—	$—

See accompanying Notes to Consolidated Financial Statements.

SYKES ENTERPRISES, INCORPORATED AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1. Overview and Summary of Significant Accounting Policies

Business — Sykes Enterprises, Incorporated and consolidated subsidiaries (“SYKES” or the “Company”) is a leading full lifecycle provider of global customer experience management services, multichannel demand generation and digital transformation. The Company provides differentiated full lifecycle customer experience management solutions and services primarily to Global 2000 companies and its end customers principally in the financial services, technology, communications, transportation & leisure and healthcare industries. The Company’s differentiated full lifecycle services platform effectively engages customers at every touchpoint within the customer journey, including digital marketing and acquisition, sales expertise, customer service, technical support and retention, many of which can be optimized through a suite of digital transformation capabilities under its SYKES Digital Services (“SDS”) group, which spans robotic process automation (“RPA”), self-service, insight analytics and digital learning.  In addition to digital transformation, the Company also provides artificial intelligence (“AI”) solutions that can be embedded and leveraged across its lifecycle offerings. Utilizing SYKES’ integrated onshore/offshore global delivery model, SYKES provides its services through multiple communication channels including phone, e-mail, social media, text messaging, chat and digital self-service. SYKES also provides various enterprise support services in the United States that include services for its clients’ internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, SYKES also provides fulfillment services, which include order processing, payment processing, inventory control, product delivery and product returns handling. Additionally, through the Company’s acquisition of RPA provider Symphony Ventures Ltd (“Symphony”) coupled with its investment in AI through XSell Technologies, Inc. (“XSell”), the Company also provides a suite of solutions such as consulting, implementation, hosting and managed services that optimizes its differentiated full lifecycle management services platform. The Company has operations in two reportable segments entitled (1) the Americas, in which the client base is primarily companies in the United States that are using the Company’s services to support their customer management needs, which includes the United States, Canada, Latin America, Australia and the Asia Pacific Rim; and (2) EMEA, which includes Europe, the Middle East and Africa.

Coronavirus

On March 11, 2020, the World Health Organization characterized the novel coronavirus (“COVID-19”) a pandemic. The global nature, rapid spread and continually evolving response by governments throughout the world to combat the spread has had a negative impact on the global economy. Certain of the Company’s customer experience management centers have been impacted by local government actions restricting facility access or are operating at lower capacity utilization levels to achieve social distancing. The Company is committed to the health and safety of its workforce and ensuring business continuity for the brands it serves. In response, the Company shifted as many employees as possible to a work-at-home model. As of January 2021, approximately 95% of agents assigned to the Company’s brick-and-mortar facilities are working at its centers or from home across the world with 70% having transitioned to a work-at-home model. Approximately 5% of our agents lack the technical infrastructure to work from home. The Company’s operations in the Philippines, El Salvador and Mexico have been most impacted by the governmental restrictions.

The Company continues to closely monitor the prevalence of COVID-19 in the communities where its centers are located as well as guidance from public health authorities, federal and local agencies and municipalities. The Company will work with employees and clients to transition agents back to its centers based on that guidance, but risk further disruption to its business as a result of COVID-19 and government-imposed restrictions.

Exit of Leased Space

The Company is reevaluating its real estate footprint in connection with a transition of a portion of its workforce to a permanent remote working environment in both the Americas and EMEA. The Company has decided to terminate, sublease or abandon leases prior to the end of their lease terms at certain of its sites during the year ended December 31, 2020 as approximately 3,200 seats transitioned from brick and mortar to at home agents. As such, the Company recorded impairments of right-of-use (“ROU”) assets of $12.7 million and impairments of property and equipment of

$7.1 million during the year ended December 31, 2020. See Note 6, Fair Value, in the accompanying “Notes to Consolidated Financial Statements” for further information.

Acquisitions

The Company completed one acquisition during 2020 and two acquisitions during 2018, all of which were immaterial to the Company individually and in the aggregate.  See Note 4, Acquisitions, for further information.

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

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. Other than where noted, the Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date and time of issuance of the consolidated financial statements. These estimates may change, as new events occur, and additional information is obtained. Actual results could differ materially from these estimates under different assumptions or conditions.

Subsequent Events — Subsequent events or transactions have been evaluated through the date and time of issuance of the consolidated financial statements. There were no material subsequent events that required recognition or disclosure in the accompanying consolidated financial statements.

Revenues — The Company recognizes revenues in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), whereby revenues are recognized when control of the promised goods or services is transferred to the Company’s customers, in an amount that reflects the consideration it expects to be entitled to in exchange for those services. Under ASC 606, the Company accounts for a contract with a client when it has approval, the contract is committed, the rights of the parties, including payment terms are identified, the contract has commercial substance and consideration is probable of collection. The Company’s sales commissions are expensed as incurred because they are not directly incremental to obtaining customer contracts.

The Americas and EMEA regions primarily provide customer experience management solutions and services with an emphasis on inbound multichannel demand generation, customer service and technical support to our clients’ customers. These services, which represented 98.7%, 97.7% and 99.0% of consolidated revenues in 2020, 2019 and 2018, respectively, are delivered through multiple communication channels including phone, e-mail, social media, text messaging, chat and digital self-service.

Customer experience management solutions and services contracts have a single stand-ready performance obligation as the promise to transfer the customer solutions and services are not separately identifiable from other promises in the contract, and therefore not distinct. Because the Company’s customers simultaneously receive and consume the benefits of its services as they are delivered, the performance obligations are satisfied over time, and revenues are recognized over time using output methods such as a per minute, per hour, per call, per transaction or per time and materials basis. These output methods faithfully depict the satisfaction of the Company’s obligation to deliver the services as requested and represent a direct measurement of value to the customer.

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

Cash, Cash Equivalents and Restricted cash — Cash and cash equivalents consist of cash and highly liquid short-term investments, primarily held in non-interest-bearing investments which have original maturities of less than 90 days. Cash and cash equivalents in the amount of $103.1 million and $127.2 million at December 31, 2020 and 2019, respectively, were primarily held in non-interest-bearing accounts. Cash and cash equivalents of $86.7 million and $125.3 million at December 31, 2020 and 2019, respectively, were held in international operations. Most of these funds will not be subject to additional taxes if repatriated to the United States. There are circumstances where the Company may be unable to repatriate some of the cash and cash equivalents held by its international operations due to country restrictions.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the Consolidated Balance Sheets that sum to the amounts reported in the Consolidated Statements of Cash Flows (in thousands):

	December 31,
	2020	2019	2018	2017
Cash and cash equivalents	$103,077	$127,246	$128,697	$343,734
Restricted cash included in "Other current assets"	355	568	149	154
Restricted cash included in "Deferred charges and other assets"	964	1,371	1,385	917
	$104,396	$129,185	$130,231	$344,805

Allowance for Doubtful Accounts — The Company maintains allowances for doubtful accounts on trade accounts receivables for estimated losses arising from the inability of its clients to make contractual payments, applying a probability of default method, in accordance with ASC 326, Financial Instruments – Credit Losses (“ASC 326”). The Company’s estimate is based on qualitative and quantitative analyses, applying credit risk measurement tools and methodologies using publicly available credit and capital market information, a review of the current status of the Company’s trade accounts receivable and its historical experience. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will increase if the financial condition of the Company’s clients were to deteriorate, resulting in a reduced ability to make payments.

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

The carrying value of property and equipment to be held and used is evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with ASC 360, Property, Plant and Equipment (“ASC 360”). For purposes of recognition and measurement of an impairment loss, assets are grouped at the lowest levels for which there are identifiable cash flows (the “asset group”).  An asset is considered to be impaired when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposition does not exceed its carrying amount. The amount of the impairment loss, if any, is measured as the amount by which the carrying value of the asset exceeds its estimated fair value, which is generally determined based on appraisals, market prices of comparable assets or independent third party offers. Other than what has been disclosed in Note 6, Fair Value, the Company determined that its property and equipment was not impaired as of December 31, 2020 and 2019.

Leases — In determining whether a contract contains a lease under ASC 842, Leases (“ASC 842”), the Company assesses whether the arrangement meets all three of the following criteria: 1) there is an identified asset; 2) the Company has the right to obtain substantially all the economic benefits from use of the identified asset; and 3) the Company has the right to direct the use of the identified asset. This involves evaluating whether the Company has the right to operate the asset or to direct others to operate the asset in a manner that it determines without the supplier having the right to change those operating instructions, as well as evaluating the Company’s involvement in the design of the asset.

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

Certain of the Company’s lease agreements include rental payments that adjust periodically based on an index or rate, generally the applicable Consumer Price Index (“CPI”). The operating lease liability is measured using the prevailing index or rate at the measurement date (i.e., the commencement date). Incremental payments due to changes to the index- and rate-based lease payments are treated as variable lease costs and expensed as incurred.

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

Leases with an initial term of 12 months or less are recognized in the accompanying Consolidated Statements of Operations on a straight-line basis over the lease term.

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

For additional information refer to Note 3, Leases

Goodwill and Intangible Assets — The Company accounts for goodwill and other intangible assets under ASC 350, Intangibles — Goodwill and Other (“ASC 350”). The Company expects to receive future benefits from previously acquired goodwill over an indefinite period of time.  For goodwill and other intangible assets with indefinite lives not subject to amortization, the Company reviews goodwill and intangible assets for impairment at least annually in the third quarter, and more frequently in the presence of certain circumstances. The Company has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The Company may elect to forgo this option and proceed to the quantitative goodwill impairment test.  If the Company elects to perform the qualitative assessment and it indicates that a significant decline to fair value of a reporting unit is more likely than not, or if a reporting unit’s fair value has historically been closer to its carrying value, or the Company elects to forgo this qualitative assessment, the Company will proceed to the quantitative goodwill impairment test where the fair value of a reporting unit is calculated based on discounted future probability-weighted cash flows. If the quantitative goodwill impairment test indicates that the carrying value of a reporting unit is in excess of its fair value, the Company will recognize an impairment loss for the amount by which the carrying value exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to that reporting unit. Other than what has been disclosed in Note 7, Goodwill and Intangible Assets, the Company determined that its goodwill was not impaired as of December 31, 2020 and 2019.

Definite-lived intangible assets, primarily customer relationships, are amortized using the straight-line method over their estimated useful lives which approximate the pattern in which the economic benefits of the assets are consumed. The Company periodically evaluates the recoverability of definite-lived and indefinite-lived intangible assets and takes into account events or changes in circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. Fair value for intangible assets is based on discounted cash flows, market multiples and/or appraised values, as appropriate.

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

Investments in Equity Method Investees — In accordance with ASC 323, Investments – Equity Method and Joint Ventures (“ASC 323”), the Company uses the equity method to account for investments in companies if the investment provides the ability to exercise significant influence, but not control, over operating and financial policies of the investee. The Company’s proportionate share of the net income or loss of an equity method investment is included in consolidated net income. Judgment regarding the level of influence over an equity method investment includes considering key factors such as the Company’s ownership interest, representation on the board of directors, participation in policy-making decisions and material intercompany transactions.

Equity method investments are assessed for other-than-temporary impairment in accordance with ASC 323. Factors considered by the Company when reviewing an equity method investment for impairment include the length of time (duration) and the extent (severity) to which the fair value of the equity method investment has been less than cost, the investee’s financial condition and near-term prospects, and the intent and ability to hold the investment for a period of time sufficient to allow for anticipated recovery. If a decline in the value of an equity method investment is determined to be other-than-temporary, a loss is recognized in the period identified. As of December 31, 2020 and 2019, the Company did not identify any instances where the carrying values of its equity method investments were impaired.

In July 2017, the Company made a strategic investment of $10.0 million in XSell for 32.8% of XSell’s preferred stock. As a result of XSell’s equity issuance during 2020, the Company’s investment was diluted to 26.5% of XSell’s preferred stock.  The Company recognized a non-cash gain of $1.4 million on the dilution of its investment, which was included in “Other income (expense), net” in the accompanying Consolidated Statement of Operations for the year ended December 31, 2020.  The Company’s net investment in XSell of $8.9 million and $8.7 million was included in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheets as of December 31, 2020 and 2019, respectively. The Company’s proportionate share of XSell’s earnings (losses) were included in “Other income (expense), net” in the accompanying Consolidated Statements of Operations. The Company’s investment was paid in two installments of $5.0 million, one in July 2017 and one in August 2018.

Customer-Acquisition Advertising Costs — The Company’s advertising costs are expensed as incurred. Total advertising costs included in the accompanying Consolidated Statements of Operations were as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Customer-acquisition advertising costs included in "Direct salaries and related costs"	$41,196	$47,313	$49,657

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

Fair Value of Financial Instruments — ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) defines fair value and establishes a framework for measuring fair value. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Additionally, ASC 820 requires disclosure about how fair value is determined for assets and liabilities and establishes a hierarchy for how these assets and liabilities must be grouped, based on significant levels of observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. This hierarchy requires the use of observable market data when available. These two types of inputs have created the following fair value hierarchy:

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

Foreign Currency Contracts — The Company enters into foreign currency forward contracts and options over-the-counter and values such contracts, including premiums paid on options, at fair value using quoted market prices of comparable instruments or, if none are available, on pricing models or formulas using current market and model assumptions, including adjustments for credit risk. The key inputs include forward or option foreign currency exchange rates and interest rates. These items are classified in Level 2 of the fair value hierarchy.

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

Cash flows from the derivative contracts are classified within the operating section in the accompanying Consolidated Statements of Cash Flows. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking various hedging activities. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective on a prospective and retrospective basis. When it is determined that a derivative is not highly effective as a hedge or that it has ceased to be a highly effective hedge or if a forecasted hedge is no longer probable of occurring, or if the Company de-designates a derivative as a hedge, the Company discontinues hedge accounting prospectively. At December 31, 2020 and 2019, all hedges were determined to be highly effective.

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

Loss Contingencies — Contingencies are recorded in the consolidated financial statements when it is probable that a liability will be incurred and the amount of the loss is reasonably estimable, or otherwise disclosed, in accordance with ASC 450, Contingencies (“ASC 450”). Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. In the event the Company determines that a loss is not probable, but is reasonably possible, and it becomes possible to develop what the Company believes to be a reasonable range of possible loss, then the Company will include disclosures related to such matter as appropriate and in compliance with ASC 450. See Note 22, Commitments and Loss Contingencies, for further information.

Reclassifications — Certain balances in prior years have been reclassified to conform to current year presentation.

New Accounting Standards Not Yet Adopted

Income Taxes

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes (“ASU 2019-12”). These amendments simplify the accounting for income taxes by eliminating certain exceptions and also clarifying and amending certain aspects of existing guidance.  These amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Most of the amendments are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis.  Early adoption is permitted, including adoption in any interim period for which financial statements have not yet been issued. The Company does not expect its adoption of ASU 2019-12 on January 1, 2021 to have a material impact on its financial condition, results of operations, cash flows or disclosures.

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides companies with optional guidance, including expedients and exceptions for applying generally accepted accounting principles to contracts and other transactions affected by reference rate reform, such as the London Interbank Offered Rate (“LIBOR”). These amendments are effective for all entities as of March 12, 2020 and an entity may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact of the transition from LIBOR to alternative reference interest rates but does not expect a material impact on its financial position, results of operations or cash flows.

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

Retirement Benefits

In August 2018, the FASB issued ASU 2018-14, Compensation – Retirement Benefits – Defined Benefit Plans - General (Subtopic 715-20) – Disclosure Framework – Changes to the Disclosure Requirements for Defined Benefit Plans (“ASU 2018-14”). These amendments remove, modify or add certain disclosure requirements for defined benefit plans.  These amendments are effective for fiscal years ending after December 15, 2020, with early adoption permitted.  The Company’s adoption of ASU 2018-14 as of December 31, 2020 did not have a material impact on its financial condition, results of operations, cash flows or disclosures.

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

Note 2. Revenues

Adoption of ASC 606, Revenue from Contracts with Customers

On January 1, 2018, the Company adopted ASC 606, which includes ASU 2014-09 and all related amendments, using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. The Company recorded an increase to opening retained earnings of $3.0 million as of January 1, 2018 due to the cumulative impact of adopting ASC 606. The results for all reporting periods are presented under ASC 606.

Revenue from Contracts with Customers

Revenues for customer experience management solutions and services are recognized over time using output methods such as a per minute, per hour, per call, per transaction or per time and materials basis. RPA services revenues are primarily recognized over time using output methods such as per time and materials basis. Revenues from fulfillment services are recognized upon shipment to the customer and satisfaction of all obligations. Revenues from enterprise support services are recognized over time using output methods such as number of positions filled.

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

The following table represents revenues from contracts with customers disaggregated by service type and by the reportable segment for each category (in thousands):

	Years Ended December 31,
	2020		2019		2018
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas:
Customer experience management solutions and services	$1,379,792	80.6%	$1,295,636	80.3%	$1,329,614	81.8%
Other revenues	1,216	0.1%	1,024	0.0%	1,024	0.1%
Total Americas	1,381,008	80.7%	1,296,660	80.3%	1,330,638	81.9%
EMEA:
Customer experience management solutions and services	308,753	18.1%	281,302	17.4%	280,437	17.2%
Other revenues	20,485	1.2%	36,711	2.3%	14,517	0.9%
Total EMEA	329,238	19.3%	318,013	19.7%	294,954	18.1%
Other:
Other revenues	15	0.0%	89	0.0%	95	0.0%
Total Other	15	0.0%	89	0.0%	95	0.0%
	$1,710,261	100.0%	$1,614,762	100.0%	$1,625,687	100.0%

Trade Accounts Receivable

The Company’s noncurrent trade accounts receivable result from contracts with customers that include renewal provisions, and contracts with customers under multi-year arrangements. The Company’s trade accounts receivable, net, consisted of the following (in thousands):

	December 31,
	2020	2019
Trade accounts receivable, net, current (1)	$398,112	$375,136
Trade accounts receivable, net, noncurrent (2)	30,021	26,496
	$428,133	$401,632

(1)	Included in “Receivables, net” in the accompanying Consolidated Balance Sheets.
(2)	Included in “Deferred charges and other assets” in the accompanying Consolidated Balance Sheets.

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

Deferred Revenue and Customer Liabilities

Deferred revenue and customer liabilities consisted of the following (in thousands):

	December 31,
	2020	2019
Deferred revenue	$2,916	$3,012
Customer arrangements with termination rights	15,771	15,024
Estimated refund liabilities	6,115	8,585
	$24,802	$26,621

The Company expects to recognize the majority of its deferred revenue as of December 31, 2020 over the next 180 days. Revenues of $3.0 million were recognized during the year ended December 31, 2020 from amounts included in deferred revenue at December 31, 2019. Revenues of $3.7 million were recognized during the year ended December 31, 2019 from amounts included in deferred revenue at December 31, 2018.

The Company expects to recognize the majority of the customer arrangements with termination rights into revenue as the Company has not historically experienced a high rate of contract terminations.

Estimated refund liabilities are generally resolved within 180 days, once it is determined whether the requisite service levels and client requirements were achieved to settle the contingency.

Note 3. Leases

Adoption of ASC 842, Leases

On January 1, 2019, the Company adopted ASC 842, which includes ASU 2016-02 and all related amendments, using the modified retrospective method and recognized a cumulative-effect adjustment to the opening balance of retained earnings at the date of adoption. Results for reporting periods beginning after January 1, 2019 are presented under ASC 842, while prior period amounts were not adjusted and continue to be reported in accordance with the Company’s historic accounting for leases under ASC 840, Leases.

The adoption of ASC 842 on January 1, 2019 had a material impact on the Company’s Consolidated Balance Sheet.  ASC 842 required the gross up of historical deferred rent which resulted in the recognition of $225.3 million of right-of-use ("ROU") assets, $239.3 million of operating lease liabilities, a $0.1 million increase to opening retained earnings, as well as $14.1 million primarily related to the derecognition of net straight-line lease liabilities. The retained earnings adjustment was due to the cumulative impact of adopting ASC 842, primarily resulting from the derecognition of embedded lease derivatives, the difference between deferred rent balances and the net of ROU assets and lease liabilities and the deferred tax impact.

The impact of the adoption of ASC 842 to the Company’s Consolidated Statements of Operations for the year ended December 31, 2019 was not material. The Company’s net cash provided by operating activities for the year ended December 31, 2019 did not change due to the adoption of ASC 842.

Leases

The Company leases facilities for its corporate headquarters, many of its customer experience management centers, several regional support offices and data centers. These leases are classified as operating leases and are included in

“Operating lease right-of-use assets,” “Operating lease liabilities” and “Long-term operating lease liabilities” in the accompanying Consolidated Balance Sheets as of December 31, 2020 and 2019. The Company has no finance leases.

Lease terms for the Company’s leases are generally three to 20 years with renewal options typically ranging from one month to five years and largely require the Company to pay a proportionate share of real estate taxes, insurance, common area maintenance, and other operating costs in addition to a base or fixed rent. The Company's operating leases have remaining lease terms of one month to 12 years as of December 31, 2020.

The Company’s leases do not contain any material residual value guarantees or material restrictive covenants.

The Company subleases certain of its facilities that have been abandoned before the expiration of the lease term.  Operating lease costs on abandoned facilities are reduced by sublease income and included in “General and administrative” costs in the accompanying Consolidated Statements of Operations. The Company’s sublease arrangements do not contain renewal options or restrictive covenants. The Company’s subleases have varying remaining lease terms extending through 2025, and future contractual sublease payments are expected to be $9.3 million over the remaining lease terms.

Lease expense for lease payments is recognized on a straight-line basis over the lease term. The components of lease expense were as follows (in thousands):

		Years Ended December 31,
	Statement of Operations Location	2020	2019
Operating lease cost	General and administrative	$60,131	$59,381
Operating lease cost	Direct salaries and related costs	13	186
Short-term lease cost	General and administrative	1,659	2,571
Short-term lease cost	Direct salaries and related costs	382	32
Variable lease cost	General and administrative	4,326	4,608
Sublease income	General and administrative	(3,498)	(2,770)
		$63,013	$64,008

Additional supplemental information related to leases was as follows:

	December 31,
	2020	2019
Weighted average remaining lease term of operating leases	4.3 years	5.1 years
Weighted average discount rate of operating leases	3.4%	3.7%

Maturities of operating lease liabilities as of December 31, 2020 were as follows (in thousands):

Amount
2021	$60,980
2022	47,721
2023	32,007
2024	22,919
2025	14,592
2026 and thereafter	18,797
Total future lease payments	197,016
Less: Imputed interest	14,752
Present value of future lease payments	182,264
Less: Operating lease liabilities	55,928
Long-term operating lease liabilities	$126,336

Exit of Leased Space

The Company is reevaluating its real estate footprint in connection with a transition of a portion of its workforce to a permanent remote working environment in both the Americas and EMEA. The Company decided to terminate, sublease or abandon leases prior to the end of their lease terms at certain of its sites during the year ended December 31, 2020 and recorded impairments of ROU assets as a result. See Note 6, Fair Value, for further information.

Disclosures related to periods prior to adoption of ASC 842

Rental expense under operating leases, primarily included in “General and administrative” in the accompanying Consolidated Statements of Operations, for the year ended December 31, 2018 was $68.0 million.

Note 4. Acquisitions

Taylor Media Corp. Acquisition

On December 31, 2020, the Company’s wholly-owned subsidiary, Clear Link Technologies, LLC, a Delaware limited liability company, closed a definitive Equity Purchase Agreement (the “TMC Purchase Agreement”) with Taylor Media Corp., a Florida corporation (“TMC”), and Kyle Taylor (“owner”) to acquire all of the outstanding shares of TMC, a personal finance media company and owner of The Penny Hoarder. The TMC Purchase Agreement contained customary representations and warranties, indemnification obligations and covenants.

The aggregate purchase price was $104.8 million, subject to a post-closing working capital adjustment, of which the Company paid $87.2 million at the closing of the transaction on December 31, 2020 using $63.0 million of additional borrowings under the Company’s credit agreement as well as cash on hand. Of the remaining $17.6 million of the purchase price, $0.2 million will go to repay outstanding debt and $17.4 million of purchase price was deferred and is payable on December 31, 2027, the seventh anniversary of the closing. In the event TMC’s previous owner remains employed by the Company or one of its subsidiaries on December 31, 2022, the second anniversary of the closing, the deferred payment will be accelerated and due at that time.

The Company accounted for the TMC acquisition in accordance with ASC 805, Business Combinations (“ASC 805”), whereby the purchase price paid was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the closing date. Certain amounts are provisional and are subject to change, including the finalization of the working capital adjustment, the tax analysis of the assets acquired and liabilities assumed, and goodwill. The Company expects to complete this analysis by December 31, 2021 and any resulting adjustments will be recorded in accordance with ASC 805. The initial purchase price allocation resulted in $2.2 million of cash, $6.7 million of accounts receivable, $87.9 million of intangible assets, primarily domain names, content library and customer relationships, $4.2 million of other assets and $8.9 million of goodwill.

The Company has reflected TMC’s assets and liabilities in its consolidated balance sheet as of December 31, 2020 and the results of TMC’s operations will be reflected in its consolidated financial statements in the Americas segment beginning on January 1, 2021.

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

The aggregate purchase price was GBP 52.5 million ($67.6 million), subject to a post-closing working capital adjustment, of which the Company paid GBP 44.6 million ($57.6 million) at the closing of the transaction on November 1, 2018 using cash on hand as well as $31.0 million of borrowings under the Company’s credit agreement. The acquisition date present value of the remaining GBP 7.9 million ($10.0 million) of purchase price was deferred and is payable in equal installments over three years, on or around November 1, 2019, 2020 and 2021. The Company paid the first two installments of the deferred purchase price, one installment of GBP 2.7 million ($3.3 million) in October 2019 and the second installment of GBP 2.7 million ($3.4 million) in October 2020. The Symphony Purchase Agreement also provides for a three-year, retention based earnout payable in restricted stock units (“RSUs”) with a value of GBP 3.0 million.  See Note 24, Stock-Based Compensation, for further information.

Subsequent to the finalization of the working capital adjustments during the quarter ended March 31, 2019, the purchase price was adjusted to GBP 52.4 million ($67.5 million).

The Company accounted for the Symphony acquisition in accordance with ASC 805 and completed its tax analysis of the assets acquired and liabilities assumed during the fourth quarter of 2019, which resulted in the recording of deferred tax assets and liabilities in accordance with ASC 805. The final purchase price allocation resulted in $26.1 million of intangible assets, primarily customer relationships and trade names, $2.2 million of fixed assets and $38.8 million of goodwill.

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

The aggregate purchase price of AUD 30.2 million ($22.4 million) was paid at the closing of the transaction on July 9, 2018. Subsequent to the finalization of the working capital adjustments during the quarter ended March 31, 2019, the purchase price was adjusted to AUD 30.3 million ($22.5 million). The purchase price was funded through $22.0 million of additional borrowings under the Company’s credit agreement. The WhistleOut Sale Agreement provided for a three-year, retention based earnout of AUD 14.0 million payable in three installments on or about July 1, 2019, 2020 and 2021.  The Company paid the first installment of the earn-out of AUD 6.0 million ($4.2 million) in July 2019.  The Company accelerated the 2021 installment of the retention bonus and paid AUD 8.0 million ($5.6 million) in July 2020, which represented both the 2020 and 2021 installments. There are no further amounts due.

The Company accounted for the WhistleOut acquisition in accordance with ASC 805 and completed its tax analysis of the assets acquired and liabilities assumed during the second quarter of 2019, which resulted in the recording of deferred tax assets and liabilities in accordance with ASC 805. The final purchase price allocation resulted in $16.5 million of intangible assets, primarily indefinite-lived domain names, $2.4 million of fixed assets and $3.3 million of goodwill.

The Company has reflected WhistleOut’s results in its consolidated financial statements in the Americas segment since July 9, 2018.

Note 5. Costs Associated with Exit or Disposal Activities

Americas 2019 Exit Plan

During the first quarter of 2019, the Company initiated a restructuring plan to simplify and refine its operating model in the U.S. (the “Americas 2019 Exit Plan”), in part to improve agent attrition and absenteeism. The Americas 2019 Exit Plan included closing customer experience management centers, consolidating leased space in various locations in the U.S. and management reorganization. The Company finalized the actions as of September 30, 2019.

Americas 2018 Exit Plan

During the second quarter of 2018, the Company initiated a restructuring plan to manage and optimize capacity utilization, which included closing customer experience management centers and consolidating leased space in various locations in the U.S. and Canada (the “Americas 2018 Exit Plan”). The Company finalized the site closures under the Americas 2018 Exit Plan as of December 31, 2018, resulting in a reduction of 5,000 seats.

The Company’s actions under both the Americas 2018 and 2019 Exit Plans resulted in general and administrative cost savings and lower depreciation expense.

The cumulative costs incurred to date related to cash and non-cash expenditures resulting from the Americas 2018 and 2019 Exit Plans are outlined below as of December 31, 2020 (in thousands):

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

The Company has paid a total of $12.8 million in cash through December 31, 2020, of which $10.5 million related to the Americas 2018 Exit Plan and $2.3 million related to the Americas 2019 Exit Plan.

The following table summarizes the accrued liability and related charges for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Americas 2018 Exit Plan			Americas 2019 Exit Plan
	Lease Obligations and Facility Exit Costs	Severance and Related Costs	Total	Severance and Related Costs	Total
Balance at January 1, 2018	$—	$—	$—	$—	$—
Charges (reversals) included in "Direct salaries and related costs"	—	3,429	3,429	—	—
Charges (reversals) included in "General and administrative"	7,077	1,035	8,112	—	—
Cash payments	(5,643)	(3,647)	(9,290)	—	—
Balance sheet reclassifications (1)	335	—	335	—	—
Balance at January 1, 2019	1,769	817	2,586	—	—
Charges (reversals) included in "Direct salaries and related costs"	—	(3)	(3)	191	191
Charges (reversals) included in "General and administrative"	(4)	2	(2)	2,155	2,155
Cash payments	(346)	(810)	(1,156)	(1,865)	(1,865)
Balance sheet reclassifications (2)	(1,338)	—	(1,338)	—	—
Balance at December 31, 2019	81	6	87	481	481
Charges (reversals) included in "General and administrative"	—	—	—	(2)	(2)
Cash payments	(47)	(6)	(53)	(479)	(479)
Balance at December 31, 2020	$34	$—	$34	$—	$—

(1)	Consists of the reclassification of deferred rent balances to the restructuring liability for locations subject to closure.
(2)	Consists of the reclassification from the restructuring liability to “Operating lease liabilities” and “long-term operating lease liabilities” upon adoption of ASC 842 on January 1, 2019.

Restructuring Liability Classification

The following table summarizes the Company’s short-term and long-term accrued liabilities in the accompanying Consolidated Balance Sheets associated with its Americas 2018 and 2019 Exit Plans (in thousands):

	Americas 2018 Exit Plan		Americas 2019 Exit Plan
	December 31, 2020	December 31, 2019	December 31, 2020	December 31, 2019
Lease obligations and facility exit costs:
Included in "Other accrued expenses and current liabilities"	$34	$54	$—	$—
Included in "Other long-term liabilities"	—	27	—	—
	34	81	—	—
Severance and related costs:
Included in "Accrued employee compensation and benefits"	—	6	—	479
Included in "Other accrued expenses and current liabilities"	—	—	—	2
	—	6	—	481
	$34	$87	$—	$481

Note 6. Fair Value

The Company's assets and liabilities measured at fair value on a recurring basis subject to the requirements of ASC 820 consisted of the following (in thousands):

		Fair Value Measurements Using:
	Balance at	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2020	Level 1	Level 2	Level 3
Assets:
Foreign currency contracts (1)	$337	$—	$337	$—
Equity investments held in rabbi trust for the Deferred Compensation Plan (2)	11,263	11,263	—	—
Debt investments held in rabbi trust for the Deferred Compensation Plan (2)	5,517	5,517	—	—
	$17,117	$16,780	$337	$—
Liabilities:
Foreign currency contracts (1)	$2,478	$—	$2,478	$—
	$2,478	$—	$2,478	$—

		Fair Value Measurements Using:
	Balance at	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2019	Level 1	Level 2	Level 3
Assets:
Foreign currency contracts (1)	$3,607	$—	$3,607	$—
Equity investments held in rabbi trust for the Deferred Compensation Plan (2)	9,125	9,125	—	—
Debt investments held in rabbi trust for the Deferred Compensation Plan (2)	4,802	4,802	—	—
	$17,534	$13,927	$3,607	$—
Liabilities:
Foreign currency contracts (1)	$251	$—	$251	$—
	$251	$—	$251	$—

(1)	See Note 12, Financial Derivatives, for the classification in the accompanying Consolidated Balance Sheets.
(2)	Included in “Other current assets” in the accompanying Consolidated Balance Sheets. See Note 13, Investments Held in Rabbi Trust.

Reconciliations of Fair Value Measurements Categorized within Level 3 of the Fair Value Hierarchy

Embedded Derivatives in Lease Agreements

A rollforward of the net asset (liability) activity in the Company’s fair value of the embedded derivatives was as follows (in thousands) (none in 2020):

	Years Ended December 31,
	2019	2018
Balance at the beginning of the period	$(359)	$(527)
Derecognition of embedded derivatives (1)	359	—
(Losses) included in "Other income (expense), net"	—	(7)
Settlements	—	158
Effect of foreign currency	—	17
Balance at the end of the period	$—	$(359)
Change in unrealized gains (losses) included in "Other income (expense), net" related to embedded derivatives held at the end of the period	$—	$15

(1)	Derecognition upon adoption of ASC 842 on January 1, 2019. See Note 3, Leases, for more information.

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

The following table summarizes the total impairment losses in the accompanying Consolidated Statements of Operations related to nonrecurring fair value measurements of certain assets (no liabilities):

	Years Ended December 31,
	2020	2019	2018
Americas:
Property and equipment, net	$6,716	$343	$9,401
Operating lease right-of-use assets	12,079	1,368	—
	18,795	1,711	9,401
EMEA:
Goodwill (1)	21,792	—	—
Property and equipment, net	346	—	—
Operating lease right-of-use assets	620	—	—
	22,758	—	—

	$41,553	$1,711	$9,401

(1)	See Note 7, Goodwill and Intangible Assets, for additional information.

The Company is reevaluating its real estate footprint in connection with a shift of a portion of its workforce to a permanent remote working environment in both the Americas and EMEA and transitioned approximately 3,200 seats from brick and mortar to at home agents. The Company decided to terminate, sublease or abandon leases prior to the end of their lease terms at certain of its sites and recorded impairment losses during the year ended December 31, 2020 related to the exit of leased facilities and the leasehold improvements, equipment, furniture and fixtures located in these sites which were not recoverable. As the fair value of the ROU assets was less than the carrying value, the Company recognized an impairment of ROU assets, reducing the carrying value of the ROU assets to an estimated fair value of $11.7 million. The fair value of the ROU assets where the Company intends to sublease was estimated using Level 2 inputs such as market comparables to estimate future cash flows expected from sublease income over the remaining lease terms. Further changes in the estimated amount or timing of cash flows from sublease arrangements could result in additional impairment charges. The impairment of property and equipment reduced the carrying amount of the applicable assets to their fair value of $0.6 million, which was estimated using Level 2 inputs such as appraisals, market prices of comparable assets, or independent third party offers.

In connection with the closure of certain under-utilized customer experience management centers and the consolidation of leased space in the U.S. and Canada, the Company recorded impairment charges during the years ended December 2019 and 2018 related to the exit of leased facilities as well as leasehold improvements, equipment, furniture and fixtures which were not recoverable. See Note 5, Costs Associated with Exit or Disposal Activities, for further information.

Note 7. Goodwill and Intangible Assets

Intangible Assets

The following table presents the Company’s purchased intangible assets as of December 31, 2020 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Intangible assets subject to amortization:
Customer relationships	$195,116	$(133,689)	$61,427	10
Trade names and trademarks	7,918	(3,225)	4,693	8
Non-compete agreements	1,100	(712)	388	3
Content library	4,851	(551)	4,300	5
Proprietary software	870	(835)	35	5
	209,855	(139,012)	70,843	9
Intangible assets not subject to amortization:
Domain names	163,132	—	163,132	N/A
	$372,987	$(139,012)	$233,975

The following table presents the Company’s purchased intangible assets as of December 31, 2019 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Intangible assets subject to amortization:
Customer relationships	$191,171	$(121,074)	$70,097	10
Trade names and trademarks	19,380	(12,929)	6,451	8
Non-compete agreements	2,769	(2,181)	588	3
Content library	506	(506)	—	2
Proprietary software	870	(695)	175	5
	214,696	(137,385)	77,311	10
Intangible assets not subject to amortization:
Domain names	81,109	—	81,109	N/A
	$295,805	$(137,385)	$158,420

The Company’s estimated future amortization expense for the succeeding years relating to the purchased intangible assets resulting from acquisitions completed prior to December 31, 2020, is as follows (in thousands):

Amount
2021	11,760
2022	10,423
2023	8,300
2024	8,065
2025	7,951
2026 and thereafter	24,344

Goodwill

Changes in goodwill for the year ended December 31, 2020 consisted of the following (in thousands):

	January 1, 2020	Acquisition- Related (1)	Impairment (2)	Effect of Foreign Currency	December 31, 2020
Americas	$259,953	$8,851	$—	$668	$269,472
EMEA	51,294	—	(21,792)	435	29,937
	$311,247	$8,851	$(21,792)	$1,103	$299,409

Changes in goodwill for the year ended December 31, 2019 consisted of the following (in thousands):

	January 1, 2019	Acquisition- Related (1)	Impairment	Effect of Foreign Currency	December 31, 2019
Americas	$255,436	$1,202	$—	$3,315	$259,953
EMEA	47,081	2,421	—	1,792	51,294
	$302,517	$3,623	$—	$5,107	$311,247

(1)

See Note 4, Acquisitions, for further information.  The year ended December 31, 2020 includes the goodwill recorded related to the TMC acquisition.  The year ended December 31, 2019 includes the impact of adjustments to acquired goodwill upon finalization of working capital adjustments and the tax analysis of WhistleOut’s and Symphony’s assets acquired and liabilities assumed.

(2)	See Note 7, Goodwill and Intangible Assets, for further information. The year ended December 31, 2020 includes the impairment of a portion of the Symphony reporting unit’s goodwill.

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

As of July 31, 2020, the Company had eight reporting units, seven of which had goodwill. The Company concluded that goodwill was not impaired for six of its seven reporting units with goodwill, based on generally accepted valuation techniques and the significant assumptions outlined above. The fair values of three of the seven reporting units were substantially in excess of their carrying value. As part of this analysis, the Company considered the ongoing deterioration in general economic and market conditions due to the pandemic and its impact on each of the Company’s reporting units’ performance.

The Clearlink, Latin America and Qelp reporting units’ fair value exceeded their respective carrying values, although the fair value cushion was not substantial. The increase in the Clearlink reporting unit’s cushion from the prior year was primarily attributable to a decrease in its WACC driven by a decrease in the risk-free rate. The increase in the cushion from the prior year for the Qelp reporting unit was primarily attributable to an increase in the multiples applied using the guideline public company method under the market approach valuation. The decrease in the cushion from the prior year for the Latin America reporting unit was primarily attributable to an increase in its WACC driven by an increase in the country risk premium, market risk premium and country default spread. The Clearlink, Latin America and Qelp reporting units are at risk of future impairment if projected operating results are not met or other inputs into the fair value measurement model change.

The Symphony reporting unit’s carrying value exceeded its fair value as of the July 31, 2020 annual impairment analysis, which resulted in a non-cash goodwill impairment of $21.8 million. Symphony’s on-site consulting model has been negatively impacted by travel and shelter-in-place restrictions imposed by governments, as well as the shift by businesses to work from home in an attempt to reduce the spread of COVID-19. These restrictions continued longer than initially anticipated and have resulted in further declines in the cash flow projections at Symphony for the remainder of 2020 as well as the Company’s projections for 2021. There is significant uncertainty regarding the length of time these restrictions will remain in place. An additional impairment charge may arise in the future if Symphony’s operations experience a protracted delay in the resumption of its operations or a significant shift in client demand results from the economic downturn. As of December 31, 2020, the Company believes there was no impairment related to Symphony’s remaining $19.3 million of goodwill.

As of December 31, 2020, the Company believes there were no indicators of impairment related to Clearlink’s $83.2 million of goodwill (which includes goodwill from the TMC acquisition), Latin America’s $18.3 million of goodwill and Qelp’s $10.6 million of goodwill. It is possible that future changes in circumstances, including a more prolonged and/or severe pandemic, economic downturn, or future changes in the judgments, assumptions and estimates used in assessing the fair value of the reporting units, would require the Company to record additional non-cash impairment charges.

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

Note 9. Receivables, Net

Receivables, net consisted of the following (in thousands):

	December 31,
	2020	2019
Trade accounts receivable, current	$402,904	$378,616
Income taxes receivable	2,583	1,571
Other	15,051	13,440
Receivables, gross	420,538	393,627
Less: Allowance for doubtful accounts	4,792	3,480
Receivables, net	$415,746	$390,147
Allowance for doubtful accounts as a percent of trade accounts receivable, current	1.2%	0.9%

A rollforward of the Company’s short-term allowance for doubtful accounts is outlined below (in thousands):

	Years Ended December 31,
	2020	2019	2018
Balance at the beginning of the period	$3,480	$3,096	$2,958
Charged (credited) to costs and expenses	1,685	598	323
Additions (deductions) (1)	(373)	(214)	(185)
Balance at the end of the period	$4,792	$3,480	$3,096

(1)	Net write-offs and recoveries, including the effect of foreign currency translation.

Note 10. Prepaid Expenses

Prepaid expenses consisted of the following (in thousands):

	December 31,
	2020	2019
Prepaid maintenance	$6,012	$6,218
Prepaid insurance	5,623	5,321
Prepaid software	4,520	4,236
Prepaid other	5,193	5,093
	$21,348	$20,868

Note 11. Other Current Assets

Other current assets consisted of the following (in thousands):

	December 31,
	2020	2019
Investments held in rabbi trust (Note 13)	$16,780	$13,927
Financial derivatives (Note 12)	337	3,373
Other current assets	2,601	3,225
	$19,718	$20,525

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

The deferred gains (losses) and related taxes on the Company’s cash flow hedges recorded in AOCI in the accompanying Consolidated Balance Sheets were as follows (in thousands):

	December 31,
	2020	2019
Deferred gains (losses) in AOCI	$(2,188)	$2,221
Tax on deferred gains (losses) in AOCI	(3)	69
Deferred gains (losses) in AOCI, net of taxes	$(2,191)	$2,290
Deferred gains (losses) expected to be reclassified to "Revenues" from AOCI during the next twelve months	$(2,188)

Deferred gains (losses) and other future reclassifications from AOCI will fluctuate with movements in the underlying market price of the forward contracts and options as well as the related settlement of forecasted transactions.

Non-Designated Hedges

Foreign Currency Contracts – The Company also periodically enters into foreign currency hedge contracts that are not designated as hedges as defined under ASC 815. The purpose of these derivative instruments is to protect the Company’s interests against adverse foreign currency moves relating primarily to intercompany receivables and payables, and other assets and liabilities that are denominated in currencies other than the Company’s subsidiaries’ functional currencies. See Note 1, Overview and Summary of Significant Accounting Policies, for additional information on the Company’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.

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

The Company had the following outstanding foreign currency forward contracts and options (in thousands):

	December 31, 2020		December 31, 2019
Contract Type	Notional Amount in USD	Settle Through Date	Notional Amount in USD	Settle Through Date
Cash flow hedges:
Options:
US Dollars/Philippine Pesos	$12,000	June 2021	$74,000	December 2020
Forwards:
US Dollars/Costa Rican Colones	36,000	December 2021	42,000	December 2020
Non-designated hedges:
Forwards	12,439	November 2021	19,295	November 2021

Master netting agreements exist with each respective counterparty to reduce credit risk by permitting net settlement of derivative positions. In the event of default by the Company or one of its counterparties, these agreements include a set-off clause that provides the non-defaulting party the right to net settle all derivative transactions, regardless of the currency and settlement date. The maximum amount of loss due to credit risk that, based on gross fair value, the Company would incur if parties to the derivative transactions that make up the concentration failed to perform according to the terms of the contracts was $0.3 million and $3.6 million as of December 31, 2020 and 2019, respectively. After consideration of these netting arrangements and offsetting positions by counterparty, the total net settlement amount as it relates to these positions are asset positions of $0.3 million and $3.4 million, and liability positions of $2.4 million and $0 million as of December 31, 2020 and 2019, respectively.

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

The following tables present the fair value of the Company’s derivative instruments included in the accompanying Consolidated Balance Sheets (in thousands):

		Derivative Assets
	Balance Sheet Location	December 31, 2020	December 31, 2019
Derivatives designated as cash flow hedging instruments:
Foreign currency contracts	Other current assets	$154	$3,051
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	183	322
Foreign currency contracts	Deferred charges and other assets	—	234
Total derivative assets		$337	$3,607

		Derivative Liabilities
	Balance Sheet Location	December 31, 2020	December 31, 2019
Derivatives designated as cash flow hedging instruments:
Foreign currency contracts	Other accrued expenses and current liabilities	$2,253	$138
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other accrued expenses and current liabilities	225	113
Total derivative liabilities		$2,478	$251

The following table presents the effect of the Company’s derivative instruments included in the accompanying Consolidated Financial Statements (in thousands):

	Location of Gains	Years Ended December 31,
	(Losses) in Net Income	2020	2019	2018
Revenues		$1,710,261	$1,614,762	$1,625,687

Derivatives designated as cash flow hedging instruments:
Gains (losses) recognized in AOCI:
Foreign currency contracts		$(839)	$6,978	$(4,259)
Gains (losses) reclassified from AOCI:
Foreign currency contracts	Revenues	3,596	2,808	(54)
Derivatives not designated as hedging instruments:
Gains (losses) recognized from foreign currency contracts	Other income (expense), net	$(673)	$(674)	$(1,744)
Gains (losses) recognized from embedded derivatives	Other income (expense), net	—	—	(7)
		$(673)	$(674)	$(1,751)

Note 13.  Investments Held in Rabbi Trust

The Company’s investments held in rabbi trust, classified as trading securities and included in “Other current assets” in the accompanying Consolidated Balance Sheets, at fair value, consisted of the following (in thousands):

	December 31, 2020		December 31, 2019
	Cost	Fair Value	Cost	Fair Value
Mutual funds	$10,332	$16,780	$9,777	$13,927

The mutual funds held in the rabbi trust were 67% equity-based and 33% debt-based as of December 31, 2020. Net investment gains (losses), included in “Other income (expense), net” in the accompanying Consolidated Statements of Operations consisted of the following (in thousands):

	Years Ended December 31,
	2020	2019	2018
Net realized gains (losses) from sale of trading securities	$242	$143	$10
Dividend and interest income	422	419	635
Net unrealized holding gains (losses)	1,645	1,817	(1,512)
	$2,309	$2,379	$(867)

Note 14. Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2020	2019
Land	$1,382	$1,949
Buildings and leasehold improvements	127,355	138,755
Equipment, furniture and fixtures	319,566	307,559
Capitalized internally developed software costs	43,816	38,466
Transportation equipment	649	613
Construction in progress	4,998	5,037
	497,766	492,379
Less: Accumulated depreciation	376,682	366,389
	$121,084	$125,990

Capitalized internally developed software, net of depreciation, included in “Property and equipment, net” in the accompanying Consolidated Balance Sheets was as follows (in thousands):

	December 31,
	2020	2019
Capitalized internally developed software costs, net	$16,043	$14,353

Sale of Fixed Assets, Land and Building Located in Grundy, Virginia

In December 2020, the Company sold the fixed assets, land and building located in Grundy, Virginia, with a net carrying value of $0.6 million, for cash of $1.2 million (net of selling costs of $0.1 million).  This resulted in a net gain on disposal of property and equipment of $0.6 million, which is included in “General and administrative” costs in the accompanying Consolidated Statement of Operations for the year ended December 31, 2020.

Sale of Fixed Assets, Land and Building Located in Milton-Freewater, Oregon

In June 2020, the Company sold the fixed assets, land and building located in Milton-Freewater, Oregon, with a net carrying value of $0.2 million, for cash of $0.6 million (net of selling costs of less than $0.1 million).  This resulted in a net gain on disposal of property and equipment of $0.4 million, which is included in “General and administrative” costs in the accompanying Consolidated Statement of Operations for the year ended December 31, 2020.

Tornado Damage to Fixed Assets Located in Fort Smith, Arkansas

In May 2019, the building that houses the Company’s customer experience management center located in Fort Smith, Arkansas experienced significant damage as a result of a tornado, primarily impacting its leasehold improvements and other fixed assets, and causing an interruption in its business operations. The Company filed an insurance claim with its property insurance company and received proceeds of $2.9 million. The Company recognized a $1.1 million gain on settlement of the insurance claim in November 2019, which is included in “General and administrative” costs in the accompanying Consolidated Statement of Operations for the year ended December 31, 2019. This gain was offset by costs recognized in previous quarters not covered by the insurance claim.

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

Note 15. Deferred Charges and Other Assets

Deferred charges and other assets consisted of the following (in thousands):

	December 31,
	2020	2019
Trade accounts receivable, net, noncurrent (Note 2)	$30,021	$26,496
Equity method investments (Note 1)	9,512	9,254
Net deferred tax assets, noncurrent (Note 20)	9,395	6,774
Rent and other deposits	6,210	6,106
Value added tax receivables, net, noncurrent	590	592
Other	6,854	6,723
	$62,582	$55,945

Note 16. Accrued Employee Compensation and Benefits

Accrued employee compensation and benefits consisted of the following (in thousands):

	December 31,
	2020	2019
Accrued compensation	$44,988	$38,671
Accrued employment taxes (1)	37,735	16,468
Accrued bonus and commissions	33,370	27,039
Accrued vacation	24,721	20,647
Other	6,398	6,766
	$147,212	$109,591

(1)

Amount includes $17.6 million of payroll taxes deferred as of December 31, 2020, under the Coronavirus Aid, Relief and Economic Security Act, which the Company intends to pay within the next twelve months.

Note 17. Other Accrued Expenses and Current Liabilities

Other accrued expenses and current liabilities consisted of the following (in thousands):

	December 31,
	2020	2019
Deferred Symphony acquisition purchase price (Note 4)	$3,624	$3,517
Accrued legal and professional fees	3,594	3,860
Accrued customer-acquisition advertising costs (Note 1)	3,447	3,745
Accrued purchases	3,207	4,328
Financial derivatives (Note 12)	2,478	251
Accrued software costs	2,341	1,200
Accrued telephone charges	1,667	1,605
Accrued roadside assistance claim costs	1,632	1,709
Other	10,004	9,115
	$31,994	$29,330

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

The 2019 Credit Agreement matures on February 14, 2024, and had outstanding borrowings of $63.0 million and $73.0 million at December 31, 2020 and 2019, respectively, included in “Long-term debt” in the accompanying Consolidated Balance Sheets.

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

The following table presents information related to our credit agreements (dollars in thousands):

	Years Ended December 31,
	2020	2019	2018
Average daily utilization	$45,779	$87,800	$106,189
Interest expense (1)	$1,399	$3,465	$3,817
Weighted average interest rate (1)	3.1%	3.9%	3.6%

(1)	Excludes the amortization of deferred loan fees and includes the commitment fee.

Note 19. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) consisted of the following (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Net Investment Hedge	Unrealized Gain (Loss) on Cash Flow Hedging Instruments	Unrealized Actuarial Gain (Loss) Related to Pension Liability	Unrealized Gain (Loss) on Postretirement Obligation	Total
Balance at January 1, 2018	$(36,315)	$1,046	$2,471	$1,574	$120	$(31,104)
Pre-tax amount	(22,158)	—	(4,287)	783	—	(25,662)
Tax (provision) benefit	—	—	84	47	—	131
Reclassification of (gain) loss to net income	—	—	6	(66)	(80)	(140)
Foreign currency translation	220	—	(138)	(82)	—	—
Balance at December 31, 2018	(58,253)	1,046	(1,864)	2,256	40	(56,775)
Pre-tax amount	5,462	—	6,978	108	—	12,548
Tax (provision) benefit	—	—	20	(23)	—	(3)
Reclassification of (gain) loss to net income	—	—	(2,719)	(100)	48	(2,771)
Foreign currency translation	42	—	(125)	83	—	—
Balance at December 31, 2019	(52,749)	1,046	2,290	2,324	88	(47,001)
Pre-tax amount	12,461	—	(839)	(1,914)	—	9,708
Tax (provision) benefit	—	—	(253)	182	—	(71)
Reclassification of (gain) loss to net income	—	—	(3,418)	(129)	(88)	(3,635)
Foreign currency translation	(162)	—	29	133	—	—
Balance at December 31, 2020	$(40,450)	$1,046	$(2,191)	$596	$—	$(40,999)

The following table summarizes the amounts reclassified to net income from accumulated other comprehensive income (loss) and the associated line item in the accompanying Consolidated Statements of Operations (in thousands):

	Years Ended December 31,			Statements of Operations
	2020	2019	2018	Location
Gain (loss) on cash flow hedging instruments: (1)
Pre-tax amount	$3,596	$2,808	$(54)	Revenues
Tax (provision) benefit	(178)	(89)	48	Income taxes
Reclassification to net income	3,418	2,719	(6)
Actuarial gain (loss) related to pension liability: (2)
Pre-tax amount	95	86	58	Other income (expense), net
Tax (provision) benefit	34	14	8	Income taxes
Reclassification to net income	129	100	66
Gain (loss) on postretirement obligation: (2)(3)
Reclassification to net income	88	(48)	80	Other income (expense), net
	$3,635	$2,771	$140

(1)	See Note 12, Financial Derivatives, for further information.
(2)	See Note 23, Defined Benefit Pension Plan and Postretirement Benefits, for further information.
(3)	No related tax (provision) benefit.

The Company has accrued income taxes on earnings for which it plans to repatriate to the U.S. Any remaining earnings as well as other outside basis differences associated with the Company’s investments in its foreign subsidiaries are considered to be indefinitely reinvested and no additional provision for income taxes has been provided.  See Note 20, Income Taxes, for further information.

Note 20. Income Taxes

The Company’s income before income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2020	2019	2018
Domestic (U.S., state and local)	$43,472	$38,672	$6,971
Foreign	37,095	47,251	49,946
	$80,567	$85,923	$56,917

Significant components of the income tax provision were as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Current:
U.S. federal	$11,141	$8,190	$(492)
State and local	2,124	1,506	54
Foreign	16,519	11,864	9,938
Total current provision for income taxes	29,784	21,560	9,500
Deferred:
U.S. federal	$(2,609)	$(1,238)	$(498)
State and local	(572)	14	(85)
Foreign	(2,468)	1,506	(926)
Total deferred provision (benefit) for income taxes	(5,649)	282	(1,509)
	$24,135	$21,842	$7,991

The temporary differences that gave rise to significant portions of the deferred income tax provision (benefit) were as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Net operating loss and tax credit carryforwards	$(248)	$21,846	$(613)
Accrued expenses/liabilities	(5,610)	2,166	(2,512)
Depreciation and amortization	132	(5,864)	101
Valuation allowance	(491)	(19,006)	1,558
Deferred statutory income	668	846	6
Other	(100)	294	(49)
	$(5,649)	$282	$(1,509)

The reconciliation of the income tax provision computed at the U.S. federal statutory tax rate to the Company’s effective income tax provision was as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Tax at U.S. federal statutory tax rate	$16,919	$18,044	$11,953
State income taxes, net of federal tax benefit	1,552	1,520	(31)
Foreign rate differential	(6,636)	(5,119)	(4,620)
Tax holidays	(3,837)	(3,080)	(4,050)
Permanent differences	15,261	13,257	12,150
Tax credits	(8,818)	(8,218)	(8,979)
Foreign withholding and other taxes	2,734	2,834	(840)
Valuation allowance	906	781	1,549
Uncertain tax positions	1,233	402	771
Change in assertion related to foreign earnings distribution	—	952	—
Goodwill impairment	4,316	—	—
2017 Tax Reform Act	—	—	(217)
Other	505	469	305
Total provision for income taxes	$24,135	$21,842	$7,991

Withholding taxes on offshore cash movements assessed by certain foreign governments of $2.1 million, $3.0 million and $2.0 million were included in the provision for income taxes in the accompanying Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018, respectively.

The Company provides U.S. income taxes on the earnings of foreign subsidiaries unless they are exempted from taxation. During the fourth quarter of 2019, we partially reversed our permanent reinvestment assertion in connection with plans to distribute cash from certain of our foreign subsidiaries in 2020 or subsequent years.  In connection with this change in assertion, the Company recorded $1.0 million of withholding tax. No additional income taxes have been provided for any remaining reinvested earnings or outside basis differences inherent in these entities as these amounts continue to be indefinitely reinvested in foreign operations. Determining the amount of unrecognized deferred tax liability related to any remaining outside basis difference in these entities is not practicable due to the inherent complexity of the multi-jurisdictional tax environment in which the Company operates.

The Company has been granted tax holidays in the Philippines, Colombia, Costa Rica and El Salvador, some of which have various expiration dates ranging from 2021 through 2030. In some cases, the tax holidays expire without possibility of renewal. In other cases, the Company expects to renew these tax holidays, but there are no assurances from the respective foreign governments that they will either renew them on the same or similar terms or that the law and regulations relating to the holiday will remain the same. This could potentially result in future adverse tax consequences in the local jurisdiction, the impact of which is not practicable to estimate due to the inherent complexity of estimating critical variables such as long-term future profitability, tax regulations and rates in the multi-jurisdictional tax environment in which the Company operates. The Company’s tax holidays decreased the provision for income taxes by $3.8 million ($0.09 per diluted share), $3.1 million ($0.07 per diluted share) and $4.1 million ($0.10 per diluted share) for the years ended December 31, 2020, 2019 and 2018, respectively.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income taxes.  The temporary differences that gave rise to significant portions of the deferred tax assets and liabilities are presented below (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss and tax credit carryforwards	$13,689	$13,310
Valuation allowance	(12,178)	(12,666)
Accrued expenses	14,049	9,798
Deferred revenue and customer liabilities	2,745	3,346
Depreciation and amortization	3,980	3,224
Other	315	129
	22,600	17,141
Deferred tax liabilities:
Depreciation and amortization	(15,698)	(14,919)
Deferred statutory income	(1,000)	(862)
Accrued liabilities	(3,150)	(4,384)
Other	(243)	(189)
	(20,091)	(20,354)
Net deferred tax assets (liabilities)	$2,509	$(3,213)

Classified as follows:
Deferred charges and other assets (Note 15)	$9,395	$6,774
Other long-term liabilities	(6,886)	(9,987)
Net deferred tax assets (liabilities)	$2,509	$(3,213)

There are approximately $80.1 million of income tax loss carryforwards as of December 31, 2020, with varying expiration dates, approximately $49.0 million relating to foreign operations and $31.1 million relating to U.S. state operations. With respect to foreign operations, $28.4 million of the net operating loss carryforwards have an indefinite expiration date and the remaining $20.6 million net operating loss carryforwards have varying expiration dates through December 2041. Regarding the foreign and U.S. state tax loss carryforwards, no benefit has been recognized for $36.8 million and $21.2 million, respectively. The Company does not anticipate that these valued losses will be utilized under the more likely than not standard.

The Company’s valuation allowance for net deferred tax assets were as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Balance at the beginning of the period	$12,666	$32,299	$32,443
Charged (credited) to costs and expenses	(488)	(19,633)	(144)
Balance at the end of the period	$12,178	$12,666	$32,299

During the year ended December 31, 2019, the Company completed a reorganization of certain of its foreign subsidiaries that resulted in the derecognition of the related deferred tax assets for net operating losses which were subject to a valuation allowance. As a result, the Company reduced both its net operating loss deferred tax assets and valuation allowance by approximately $19.7 million.

The Company accrued $3.2 million and $2.7 million as of December 31, 2020 and 2019, excluding penalties and interest, for the liability for unrecognized tax benefits, which was included in “Long-term income tax liabilities” in the accompanying Consolidated Balance Sheets. Had the Company recognized these tax benefits, approximately $3.2 million and $2.7 million, along with the related interest and penalties, would have favorably impacted the effective tax rate in both 2020 and 2019. The Company does not anticipate that any of the unrecognized tax benefits will be recognized in the next twelve months.

The Company recognizes interest and penalties related to unrecognized tax benefits in the provision for income taxes. The Company had $1.8 million and $1.1 million accrued for interest and penalties as of December 31, 2020 and 2019, respectively. Of the accrued interest and penalties at December 31, 2020 and 2019, $0.9 million and $0.6 million, respectively, relate to statutory penalties. The amount of interest and penalties, net, included in the provision for income taxes in the accompanying Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018 was $0.7 million, $0.4 million and $0.7 million, respectively.

The tabular reconciliation of the amounts of unrecognized net tax benefits is presented below (in thousands):

	Years Ended December 31,
	2020	2019	2018
Balance at the beginning of the period	$2,711	$2,720	$1,342
Current period tax position increases	496	—	2,950
Decreases from settlements with tax authorities	—	—	(191)
Decreases due to lapse in applicable statute of limitations	—	—	(1,310)
Foreign currency translation increases (decreases)	(12)	(9)	(71)
Balance at the end of the period	$3,195	$2,711	$2,720

The Company files federal, state and local income tax returns globally. The Company’s major tax jurisdictions are the U.S., Canada, Australia and the Philippines.  As of December 31, 2020, the open tax years for the Company’s major tax jurisdictions are 2016 through 2020. The Company is currently under audit in several tax jurisdictions.  The Company regularly assesses the likelihood of outcomes resulting from these examinations to determine the adequacy of its provision for income taxes.  The Company believes such estimates to be reasonable; however, it cannot provide assurance that the final determination of any of these examinations will not have an adverse effect on its financial condition, results of operations or cash flows.

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

The number of shares used in the earnings per share computation were as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Basic:
Weighted average common shares outstanding	40,255	41,649	42,090
Diluted:
Dilutive effect of stock appreciation rights, restricted stock, restricted stock units and shares held in rabbi trust	225	153	156
Total weighted average diluted shares outstanding	40,480	41,802	42,246
Anti-dilutive shares excluded from the diluted earnings per share calculation	12	69	44

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

The shares repurchased under the Company’s 2011 Share Repurchase Program were as follows (none in 2018) (in thousands, except per share amounts):

	Total Number of			Total Cost of
	Shares	Range of Prices Paid Per Share		Shares
For the Year Ended	Repurchased	Low	High	Repurchased
December 31, 2020	1,860	$23.33	$33.21	$52,176
December 31, 2019	1,140	24.72	28.00	30,281

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

The following is a schedule of future minimum purchases remaining under the agreements as of December 31, 2020 (in thousands):

Amount
2021	$27,338
2022	8,350
2023	1,089
2024	—
2025	—
2026 and thereafter	—
$36,777

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

Loss Contingencies

The Company received a state audit assessment and is currently rebutting the position. The Company has determined that the likelihood of a liability is reasonably possible and developed a range of possible loss up to $1.8 million, net of federal benefit.

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

Note 23. Defined Benefit Pension Plan and Postretirement Benefits

Defined Benefit Pension Plans

The Company sponsors non-contributory defined benefit pension plans (the “Pension Plans”) for its covered employees in the Philippines. The Pension Plans provide defined benefits based on years of service and final salary. All permanent employees meeting the minimum service requirement are eligible to participate in the Pension Plans. As of December 31, 2020, the Pension Plans were unfunded. The Company expects to make no contributions to its Pension Plans during 2021.

The following table provides a reconciliation of the change in the benefit obligation, based on the benefits to which the employees are entitled at the expected date of separation, for the Pension Plans and the net amount recognized in the accompanying Consolidated Balance Sheets (in thousands):

	December 31,
	2020	2019
Balance at the beginning of the period	$3,933	$3,282
Service cost	446	405
Interest cost	214	254
Actuarial (gains) losses (1)	1,914	(108)
Benefits paid	(235)	(22)
Effect of foreign currency translation	227	122
Balance at the end of the period	$6,499	$3,933

Unfunded status	$(6,499)	$(3,933)
Net amount recognized	$(6,499)	$(3,933)

Amounts recognized in the balance sheet:
Other accrued expenses and current liabilities	$310	$—
Other long-term liabilities	6,189	3,933
	$6,499	$3,933

(1)	The actuarial loss for 2020 was primarily due to a reduction in the discount rate and attrition rate from the rates that were used in the preceding year.

The actuarial assumptions used to determine the benefit obligations and net periodic benefit cost for the Pension Plans were as follows:

	Years Ended December 31,
	2020	2019	2018
Discount rate	3.6-3.9%	5.0-5.3%	7.4-7.5%
Rate of compensation increase	1.4-1.6%	1.4%	2.0%

The Company evaluates these assumptions on a periodic basis taking into consideration current market conditions and historical market data. The discount rate is used to calculate expected future cash flows at a present value on the measurement date, which is December 31. This rate represents the market rate for high-quality fixed income investments. A lower discount rate would increase the present value of benefit obligations. Other assumptions include demographic factors such as attrition, mortality, and disability rates as well as other experience factors.

The following table provides information about the net periodic benefit cost and other accumulated comprehensive income for the Pension Plans (in thousands):

	Years Ended December 31,
	2020	2019	2018
Service cost (1)	$446	$405	$448
Interest cost (2)	214	254	196
Recognized actuarial (gains) (2)	(95)	(86)	(58)
Net periodic benefit cost	565	573	586
Unrealized net actuarial (gains), net of tax	(596)	(2,324)	(2,256)
Total amount recognized in net periodic benefit cost and accumulated other comprehensive income (loss)	$(31)	$(1,751)	$(1,670)

(1)	Included in “Direct salaries and related costs” and “General and administrative” costs in the accompanying Consolidated Statements of Operations.
(2)	Included in “Other income (expense), net” in the accompanying Consolidated Statements of Operations.

The estimated future benefit payments, which reflect expected future service, as appropriate, are as follows (in thousands):

Years Ending December 31,	Amount
2021	$310
2022	67
2023	138
2024	153
2025	129
2026 - 2030	1,591

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

	Years Ended December 31,
	2020	2019	2018
401(k) plan contributions	$2,969	$1,714	$1,612

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

The following table summarizes the stock-based compensation expense (primarily in the Americas) and income tax benefits related to the stock-based compensation, both plan and non-plan related (in thousands):

	Years Ended December 31,
	2020	2019	2018
Stock-based compensation (expense) (1)	$(10,748)	$(7,396)	$(7,543)
Income tax benefit (2)	2,580	1,775	1,810

(1)	Included in "General and administrative" costs in the accompanying Consolidated Statements of Operations.
(2)	Included in "Income taxes" in the accompanying Consolidated Statements of Operations.

There were no capitalized stock-based compensation costs as of December 31, 2020, 2019 and 2018.

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

The following table summarizes the assumptions used to estimate the fair value of SARs granted (none in 2020 or 2019):

Year Ended December 31, 2018
Expected volatility	21.4%
Weighted-average volatility	21.4%
Expected dividend rate	0.0%
Expected term (in years)	5.0
Risk-free rate	2.5%

The following table summarizes SARs activity as of December 31, 2020 and for the year then ended:

Stock Appreciation Rights	Shares (000s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (000s)
Balance at the beginning of the period	340	$—
Granted	—	$—
Exercised	(222)	$—
Forfeited or expired	—	$—
Balance at the end of the period	118	$—	7.1	$1,081
Vested or expected to vest at the end of the period	118	$—	7.1	$1,081
Exercisable at the end of the period	27	$—	5.9	$214

The following table summarizes information regarding SARs granted and exercised (in thousands, except per SAR amounts):

	Years Ended December 31,
	2020	2019	2018
Number of SARs granted	—	—	333
Weighted average grant-date fair value per SAR	$—	$—	$6.84
Intrinsic value of SARs exercised	$2,236	$4,893	$320
Fair value of SARs vested	$1,230	$2,053	$1,950

The following table summarizes nonvested SARs activity as of December 31, 2020 and for the year then ended:

Nonvested Stock Appreciation Rights	Shares (000s)	Weighted Average Grant-Date Fair Value
Balance at the beginning of the period	279	$6.63
Granted	—	$—
Vested	(188)	$6.53
Forfeited or expired	—	$—
Balance at the end of the period	91	$6.84

As of December 31, 2020, there was $0.1 million of total unrecognized compensation cost, net of actual forfeitures, related to nonvested SARs. This cost is expected to be recognized over a weighted average period of 0.2 years.

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

The following table summarizes nonvested restricted shares/RSUs activity as of December 31, 2020 and for the year then ended:

Nonvested Restricted Shares and RSUs	Shares (000s)	Weighted Average Grant-Date Fair Value
Balance at the beginning of the period	1,148	$28.61
Granted	633	$25.60
Vested	(131)	$28.82
Forfeited or expired	(266)	$29.39
Balance at the end of the period(1)	1,384	$27.06

(1)	Comprised of 76% of performance-based nonvested restricted shares/RSUs and 24% of employment-based nonvested restricted shares/RSUs.

The following table summarizes information regarding restricted shares/RSUs granted and vested (in thousands, except per restricted share/RSU amounts):

	Years Ended December 31,
	2020	2019	2018
Number of restricted shares/RSUs granted	633	508	492
Weighted average grant-date fair value per restricted share/RSU	$25.60	$28.43	$28.16
Fair value of restricted shares/RSUs vested	$3,774	$3,647	$8,342

As of December 31, 2020, based on the probability of achieving the performance goals, there was $12.6 million of total unrecognized compensation cost, net of actual forfeitures, related to nonvested restricted shares/RSUs. Of the unrecognized compensation cost, 54% related to performance-based nonvested restricted shares/RSUs and 46% related to employment-based nonvested restricted shares/RSUs. This cost is expected to be recognized over a weighted average period of 1.9 years.

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

The following table summarizes nonvested common stock share award activity as of December 31, 2020 and for the year then ended:

Nonvested Common Stock Share Awards	Shares (000s)	Weighted Average Grant-Date Fair Value
Balance at the beginning of the period	11	$25.61
Granted	32	$25.00
Vested	(34)	$25.16
Forfeited or expired	—	$—
Balance at the end of the period	9	$25.10

The following table summarizes information regarding common stock share awards granted and vested (in thousands, except per share award amounts):

	Years Ended December 31,
	2020	2019	2018
Number of share awards granted	32	34	34
Weighted average grant-date fair value per share award	$25.00	$25.41	$27.68
Fair value of share awards vested	$840	$840	$880

As of December 31, 2020, there was $0.1 million of total unrecognized compensation costs, net of actual forfeitures, related to nonvested common stock share awards. This cost is expected to be recognized over a weighted average period of 0.3 years.

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

As of December 31, 2020 and 2019, liabilities of $16.8 million and $13.9 million, respectively, of the Deferred Compensation Plan were recorded in “Accrued employee compensation and benefits” in the accompanying Consolidated Balance Sheets. Additionally, the Company’s common stock match associated with the Deferred Compensation Plan, with a carrying value of approximately $2.8 million and $2.5 million at December 31, 2020 and 2019, respectively, is included in “Treasury stock” in the accompanying Consolidated Balance Sheets.

The following table summarizes nonvested common stock activity as of December 31, 2020 and for the year then ended:

Nonvested Common Stock	Shares (000s)	Weighted Average Grant-Date Fair Value
Balance at the beginning of the period	11	$29.24
Granted	15	$28.93
Vested	(12)	$28.68
Forfeited or expired	(2)	$28.55
Balance at the end of the period	12	$29.50

The following table summarizes information regarding shares of common stock granted and vested (in thousands, except per common stock amounts):

	Years Ended December 31,
	2020	2019	2018
Number of shares of common stock granted	15	16	16
Weighted average grant-date fair value per common stock	$28.93	$29.10	$28.48
Fair value of common stock vested	$349	$320	$315
Cash used to settle the obligation	$188	$366	$804

As of December 31, 2020, there was $0.2 million of total unrecognized compensation cost, net of actual forfeitures, related to nonvested common stock. This cost is expected to be recognized over a weighted average period of 3.9 years.

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

The following table summarizes nonvested acquisition-related RSUs activity as of December 31, 2020 and for the year then ended:

Nonvested Restricted Shares and RSUs	Shares (000s)	Weighted Average Grant-Date Fair Value
Balance at the beginning of the period	88	$30.67
Granted	—	$—
Vested	(44)	$30.67
Forfeited or expired	—	$—
Balance at the end of the period	44	$30.67

During the third quarter of 2019, the Company accelerated the vesting of certain of the acquisition-related RSUs in conjunction with the departure of one of Symphony’s executives from the Company.

The following table summarizes information regarding acquisition-related RSUs granted and vested (in thousands, except per restricted share/RSU amounts):

	Years Ended December 31,
	2020	2019	2018
Number of restricted shares/RSUs granted	—	—	124
Weighted average grant-date fair value per restricted share/RSU	$—	$—	$30.67
Fair value of restricted shares/RSUs vested	$1,364	$1,091	$—

As of December 31, 2020, there was $0.8 million of total unrecognized compensation cost, net of actual forfeitures, related to nonvested acquisition-related RSUs. This cost is expected to be recognized over a weighted average period of 0.8 years.

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

The reportable segments consist of (1) the Americas, which includes the United States, Canada, Latin America, Australia and the Asia Pacific Rim, and provides outsourced customer experience management solutions (with an emphasis on inbound multichannel demand generation, customer service and technical support) and technical staffing, and (2) EMEA, which includes Europe, the Middle East and Africa, and provides outsourced customer experience management solutions (with an emphasis on technical support and customer service) and fulfillment services. The Company also provides a suite of solutions such as RPA consulting, implementation, hosting and managed services that optimizes its differentiated full lifecycle management services platform. The sites within Latin America, Australia and the Asia Pacific Rim are included in the Americas segment given the nature of the business and client profile, which is primarily made up of U.S.-based companies that are using the Company’s services in these locations to support their customer experience management needs.

Information about the Company’s reportable segments is as follows (in thousands):

	Americas	EMEA	Other (1)	Consolidated
Year Ended December 31, 2020:
Revenues	$1,381,008	$329,238	$15	$1,710,261
Percentage of revenues	80.7%	19.3%	0.0%	100.0%
Depreciation, net	$40,903	$7,586	$2,929	$51,418
Amortization of intangibles	$10,654	$3,349	$—	$14,003
Income (loss) from operations	$153,711	$1,667	$(73,594)	$81,784
Total other income (expense), net			(1,217)	(1,217)
Income taxes			(24,135)	(24,135)
Net income				$56,432

Year Ended December 31, 2019:
Revenues	$1,296,660	$318,013	$89	$1,614,762
Percentage of revenues	80.3%	19.7%	0.0%	100.0%
Depreciation, net	$42,386	$6,521	$3,009	$51,916
Amortization of intangibles	$13,304	$3,335	$—	$16,639
Income (loss) from operations	$134,948	$17,918	$(63,066)	$89,800
Total other income (expense), net			(3,877)	(3,877)
Income taxes			(21,842)	(21,842)
Net income				$64,081

Year Ended December 31, 2018:
Revenues	$1,330,638	$294,954	$95	$1,625,687
Percentage of revenues	81.9%	18.1%	0.0%	100.0%
Depreciation, net	$48,378	$5,952	$3,020	$57,350
Amortization of intangibles	$14,287	$1,255	$—	$15,542
Income (loss) from operations	$108,021	$16,507	$(61,326)	$63,202
Total other income (expense), net			(6,285)	(6,285)
Income taxes			(7,991)	(7,991)
Net income				$48,926

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

Total revenues by segment from the Company’s largest client, which was in the financial services vertical in 2020 and 2019 and the communications vertical in 2018, were as follows (in thousands):

	Years Ended December 31,
	2020		2019		2018
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$117,893	8.5%	$111,131	8.6%	$164,793	12.4%
EMEA	—	0.0%	—	0.0%	179	0.1%
	$117,893	6.9%	$111,131	6.9%	$164,972	10.1%

Other than AT&T Corporation which represented 10.1% of consolidated revenues in 2018 and is shown in the table above, total revenues by segment of the Company’s clients that each individually represents 10% or greater of that segment’s revenues in each of the periods were as follows (in thousands):

	Years Ended December 31,
	2020		2019		2018
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$—	0.0%	$—	0.0%	$—	0.0%
EMEA	110,895	33.7%	40,138	12.6%	104,856	35.5%
	$110,895	6.5%	$40,138	2.5%	$104,856	6.4%

The Company’s top ten clients accounted for 42.2%, 42.2% and 44.2% of its consolidated revenues during the years ended December 31, 2020, 2019 and 2018, respectively.

The following table represents a disaggregation of revenue from contracts with customers by delivery location (in thousands):

	Years Ended December 31,
	2020	2019	2018
Americas:
United States	$647,497	$614,493	$668,580
The Philippines	267,965	250,888	231,966
Costa Rica	151,753	127,078	127,963
Canada	102,714	99,037	102,353
El Salvador	71,591	81,195	81,156
Other	139,488	123,969	118,620
Total Americas	1,381,008	1,296,660	1,330,638
EMEA:
Germany	101,868	94,166	91,703
Other	227,370	223,847	203,251
Total EMEA	329,238	318,013	294,954
Total Other	15	89	95
	$1,710,261	$1,614,762	$1,625,687

The Company’s property and equipment, net, and ROU assets by geographic location were as follows (in thousands):

	December 31,
	2020	2019
Americas:
United States	$92,332	$128,325
The Philippines	51,251	60,475
Costa Rica	19,936	23,575
Canada	9,241	7,557
El Salvador	14,697	18,478
Other	35,797	33,382
Total Americas	223,254	271,792
EMEA:
Germany	7,640	7,895
Other	34,460	33,413
Total EMEA	42,100	41,308
Total Other	14,596	18,002
	$279,950	$331,102

Note 26. Other Income (Expense)

Other income (expense), net consisted of the following (in thousands):

	Years Ended December 31,
	2020	2019	2018
Foreign currency transaction gains (losses)	$(1,645)	$(1,262)	$2,029
Gains (losses) on derivative instruments not designated as hedges	(673)	(674)	(1,751)
Net investment gains (losses) on investments held in rabbi trust	2,309	2,379	(867)
Other miscellaneous income (expense)	(40)	(857)	(1,659)
	$(49)	$(414)	$(2,248)

Note 27. Related Party Transactions

In January 2008, the Company entered into a lease for a customer experience management center located in Kingstree, South Carolina. The landlord, Kingstree Office One, LLC, is an entity controlled by John H. Sykes, the founder, former Chairman and former Chief Executive Officer of the Company and the father of Charles Sykes, President and Chief Executive Officer of the Company. The lease payments on the 20-year lease were negotiated at or below market rates, and the lease was cancellable at the option of the Company. The Company paid a lease termination penalty of $0.1 million to the landlord during the year ended December 31, 2020 and paid $0.5 million, $0.5 million and $0.5 million to the landlord during the years ended December 31, 2020, 2019 and 2018, respectively, under the terms of the lease.