Form 10-Q
period 2021-03-31
SYKES ENTERPRISES INC
filed 2021-05-05
CIK 1010612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2021

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

As of April 15, 2021, there were 39,778,641 outstanding shares of common stock.

Sykes Enterprises, Incorporated and Subsidiaries

Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$112,763	$103,077
Receivables, net of allowance of $4.8 million and $4.8 million, respectively	410,616	415,746
Prepaid expenses	22,313	21,348
Other current assets	21,685	19,718
Total current assets	567,377	559,889
Property and equipment, net	115,229	121,084
Operating lease right-of-use assets	145,780	158,866
Goodwill, net	299,296	299,409
Intangibles, net	231,158	233,975
Deferred charges and other assets	62,564	62,582
	$1,421,404	$1,435,805
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$26,943	$32,049
Accrued employee compensation and benefits	141,638	147,212
Income taxes payable	5,160	3,521
Deferred revenue and customer liabilities	25,744	24,802
Operating lease liabilities	53,043	55,928
Other accrued expenses and current liabilities	29,235	31,994
Total current liabilities	281,763	295,506
Long-term debt	48,000	63,000
Long-term income tax liabilities	21,477	21,586
Long-term operating lease liabilities	116,496	126,336
Other long-term liabilities	37,205	35,723
Total liabilities	504,941	542,151

Commitments and loss contingencies (Note 11)

Shareholders' equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 200,000 shares authorized; 39,779 and 39,614 shares issued, respectively	397	396
Additional paid-in capital	299,635	298,037
Retained earnings	663,978	639,000
Accumulated other comprehensive income (loss)	(44,478)	(40,999)
Treasury stock at cost: 142 and 135 shares, respectively	(3,069)	(2,780)
Total shareholders' equity	916,463	893,654
	$1,421,404	$1,435,805

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
(in thousands, except per share data)	2021	2020
Revenues	$457,886	$411,166
Operating expenses:
Direct salaries and related costs	299,477	266,945
General and administrative	109,627	103,247
Depreciation, net	13,115	12,461
Amortization of intangibles	2,987	4,119
Impairment of long-lived assets	1,150	—
Total operating expenses	426,356	386,772
Income from operations	31,530	24,394

Other income (expense):
Interest income	98	263
Interest (expense)	(423)	(720)
Other income (expense), net	(322)	(4,793)
Total other income (expense), net	(647)	(5,250)

Income before income taxes	30,883	19,144
Income taxes	5,905	5,226
Net income	$24,978	$13,918

Net income per common share:
Basic	$0.63	$0.34
Diluted	$0.63	$0.34

Weighted average common shares outstanding:
Basic	39,641	41,132
Diluted	39,956	41,334

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020
Net income	$24,978	$13,918
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	(4,463)	(21,350)
Unrealized gain (loss) on cash flow hedging instruments, net of taxes	991	(1,342)
Unrealized actuarial gain (loss) related to pension liability, net of taxes	(7)	(17)
Unrealized gain (loss) on postretirement obligation, net of taxes	—	(22)
Other comprehensive income (loss), net of taxes	(3,479)	(22,731)
Comprehensive income (loss)	$21,499	$(8,813)

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Common Stock		Additional		Accumulated Other
(in thousands)	Shares Issued	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2020	39,614	$396	$298,037	$639,000	$(40,999)	$(2,780)	$893,654
Stock-based compensation expense	—	—	4,751	—	—	—	4,751
Issuance of common stock under equity award plans, net of forfeitures	241	2	287	—	—	(289)	—
Shares withheld for taxes paid related to net share settlement of equity awards	(76)	(1)	(3,440)	—	—	—	(3,441)
Comprehensive income (loss)	—	—	—	24,978	(3,479)	—	21,499
Balance at March 31, 2021	39,779	$397	$299,635	$663,978	$(44,478)	$(3,069)	$916,463

Balance at December 31, 2019	41,549	$416	$288,935	$634,668	$(47,001)	$(2,543)	$874,475
Stock-based compensation expense	—	—	1,860	—	—	—	1,860
Issuance of common stock under equity award plans, net of forfeitures	(146)	(2)	69	—	—	(67)	—
Shares withheld for taxes paid related to net share settlement of equity awards	(39)	—	(1,009)	—	—	—	(1,009)
Repurchase of common stock	—	—	—	—	—	(22,909)	(22,909)
Retirement of treasury stock	(860)	(9)	(26)	(22,874)	—	22,909	—
Comprehensive income (loss)	—	—	—	13,918	(22,731)	—	(8,813)
Balance at March 31, 2020	40,504	$405	$289,829	$625,712	$(69,732)	$(2,610)	$843,604

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash flows from operating activities:
Net income	$24,978	$13,918
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,127	12,519
Amortization of intangibles	2,987	4,119
Amortization of deferred grants	(240)	(85)
Impairment losses	1,150	—
Unrealized foreign currency transaction (gains) losses, net	1,212	474
Stock-based compensation expense	4,751	1,860
Deferred income tax provision (benefit)	(201)	973
Bad debt expense (reversals)	236	586
Unrealized (gains) losses and premiums on financial instruments, net	(668)	280
(Earnings) losses from equity method investees	675	615
Other	411	124
Changes in assets and liabilities, net of acquisitions:
Receivables, net	1,535	1,450
Prepaid expenses	(1,034)	(4,570)
Other current assets	(692)	68
Deferred charges and other assets	(197)	213
Accounts payable	(3,608)	(5,124)
Income taxes receivable / payable	1,928	478
Accrued employee compensation and benefits	(4,712)	559
Other accrued expenses and current liabilities	(1,171)	(1,541)
Deferred revenue and customer liabilities	740	(761)
Other long-term liabilities	(125)	1,206
Operating lease assets and liabilities	(843)	1,188
Net cash provided by operating activities	40,239	28,549
Cash flows from investing activities:
Capital expenditures	(9,376)	(11,818)
Cash paid for business acquisitions, net of cash acquired	(165)	—
Purchase of intangible assets	(252)	—
Other	18	5
Net cash (used for) investing activities	(9,775)	(11,813)

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Continued)

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash flows from financing activities:
Payments of long-term debt	(15,000)	(21,000)
Proceeds from issuance of long-term debt	—	23,000
Cash paid for repurchase of common stock	—	(22,909)
Taxes paid related to net share settlement of equity awards	(3,441)	(1,009)
Net cash (used for) financing activities	(18,441)	(21,918)
Effects of exchange rates on cash, cash equivalents and restricted cash	(2,401)	(3,920)
Net increase (decrease) in cash, cash equivalents and restricted cash	9,622	(9,102)
Cash, cash equivalents and restricted cash – beginning	104,396	129,185
Cash, cash equivalents and restricted cash – ending	$114,018	$120,083

Supplemental disclosures of cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$15,387	$13,578
Cash paid during period for interest	$324	$567
Cash paid during period for income taxes	$5,083	$3,799
Non-cash transactions:
Net right-of-use assets arising from new or remeasured operating lease liabilities	$2,748	$9,095
Capital expenditures incurred but not yet paid	$4,818	$4,154
Unrealized gain (loss) on postretirement obligation, net of taxes, in accumulated other comprehensive income (loss)	$—	$(22)
Property and equipment acquired under grant agreement	$1,123	$—
Shares repurchased for tax withholding on equity awards included in current liabilities	$212	$33

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2021 and 2020

(Unaudited)

Note 1. Overview and Basis of Presentation

Business — Sykes Enterprises, Incorporated and consolidated subsidiaries (“SYKES” or the “Company”) is a leading full lifecycle provider of global customer experience management services, multichannel demand generation and digital transformation. The Company provides differentiated full lifecycle customer experience management solutions and services primarily to Global 2000 companies and their end customers principally in the financial services, technology, communications, transportation & leisure and healthcare industries. The Company’s differentiated full lifecycle services platform effectively engages customers at every touchpoint within the customer journey, including digital media and acquisition, sales expertise, customer service, technical support and retention, many of which can be optimized through a suite of digital transformation capabilities under its SYKES Digital Services (“SDS”) group, which spans robotic process automation (“RPA”), self-service, insight analytics and digital learning.  In addition to digital transformation, the Company also provides artificial intelligence (“AI”) solutions that can be embedded and leveraged across its lifecycle offerings. Utilizing SYKES’ integrated onshore/offshore global delivery model, the Company provides its services through multiple communication channels including phone, e-mail, social media, text messaging, chat and digital self-service. The Company also provides various enterprise support services in the United States that include services for its clients’ internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, SYKES also provides fulfillment services, which include order processing, payment processing, inventory control, product delivery and product returns handling. Additionally, through the Company’s acquisition of RPA provider Symphony Ventures Ltd (“Symphony”) coupled with its investment in AI through XSell Technologies, Inc. (“XSell”), the Company also provides a suite of solutions such as consulting, implementation, hosting and managed services that optimizes its differentiated full lifecycle management services platform. The Company has operations in two reportable segments entitled (1) the Americas, in which the client base is primarily companies in the United States that are using the Company’s services to support their customer management needs, which includes the United States, Canada, Latin America, Australia and the Asia Pacific Rim; and (2) EMEA, which includes Europe, the Middle East and Africa.

Coronavirus

On March 11, 2020, the World Health Organization characterized the novel coronavirus (“COVID-19”) a pandemic. The global nature, rapid spread and continually evolving response by governments throughout the world to combat the spread has had a negative impact on the global economy. Certain of the Company’s customer experience management centers have been impacted by local government actions restricting facility access or are operating at lower capacity utilization levels to achieve social distancing. The Company is committed to the health and safety of its workforce and ensuring business continuity for the brands it serves. In response, the Company has shifted as many employees as possible to a work-at-home model. As of the middle of April 2021, approximately 70% of agents assigned to the Company’s brick-and-mortar facilities have temporarily transitioned to a work-at-home model, 25% are working in centers and 5% of the Company’s agents are idle primarily due to the lack of technical infrastructure to work from home. The Company’s operations in the Philippines, El Salvador and Mexico have been most impacted by the governmental restrictions.

The Company continues to closely monitor the prevalence of COVID-19 and the vaccination rates in the communities where its centers are located as well as guidance from public health authorities, federal and local agencies and municipalities. The Company will work with employees and clients to transition agents back to its centers based on that guidance, but risk further disruption to the business as a result of COVID-19 and government-imposed restrictions. Over time, the Company anticipates a permanent transition to a work-at-home or hybrid model for a portion of its workforce.

Exit of Leased Space

The Company continues to reevaluate its real estate footprint in connection with the transition of a portion of its workforce to a permanent remote working environment in both the Americas and EMEA. Since April 2020, the Company has decided to terminate, sublease or abandon leases prior to the end of their lease terms at certain of its sites as approximately 3,500 seats transitioned from brick and mortar to at home agents. As such, the Company recorded cumulative impairments of right-of-use (“ROU”) assets of $13.4 million and impairments of property and equipment of $7.2 million related to these actions since the initiation of its reevaluation in April 2020, of which $0.7 million of ROU assets and $0.1 million of property and equipment impairments were recorded during the three months ended March 31, 2021. See Note 4, Fair Value, in the accompanying “Notes to Condensed Consolidated Financial Statements” for further information.

Taylor Media Corp. Acquisition

On December 31, 2020, through its wholly-owned subsidiary, Clear Link Technologies, LLC, the Company completed the acquisition of Taylor Media Corp. (“TMC”), a personal finance digital media company and owner of The Penny Hoarder. Of the total initial purchase price of $104.9 million, $87.2 million was paid upon closing using $63.0 million of additional borrowings under our credit agreement as well as cash on hand. Of the remaining $17.7 million of the purchase price, $0.2 million was used to repay outstanding debt and $17.5 million of the purchase price was deferred and is payable on December 31, 2027, the seventh anniversary of the closing. In the event TMC’s previous owner remains employed by the Company or one of its subsidiaries on December 31, 2022, the second anniversary of the closing, the deferred payment will be accelerated and due at that time. The deferred purchase price was included in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020.

The Company accounted for the TMC acquisition in accordance with ASC 805, Business Combinations (“ASC 805”), whereby the purchase price paid was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the closing date. Certain amounts are provisional and are subject to change, including the tax analysis of the assets acquired and liabilities assumed, and goodwill. The Company expects to complete this analysis by June 30, 2021 and any resulting adjustments will be recorded in accordance with ASC 805. The initial purchase price allocation resulted in $2.2 million of cash, $6.7 million of accounts receivable, $87.9 million of intangible assets, primarily domain names, content library and customer relationships, $4.2 million of other assets, $9.0 million of goodwill and $5.1 million of liabilities.

The Company has reflected TMC’s assets and liabilities in its consolidated balance sheet as of December 31, 2020 and the results of TMC’s operations have been reflected in its consolidated financial statements in the Americas segment since January 1, 2021.

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2021. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on February 26, 2021.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets that sum to the amounts reported in the Condensed Consolidated Statements of Cash Flows (in thousands):

	March 31, 2021	December 31, 2020	March 31, 2020	December 31, 2019
Cash and cash equivalents	$112,763	$103,077	$118,422	$127,246
Restricted cash included in "Other current assets"	288	355	438	568
Restricted cash included in "Deferred charges and other assets"	967	964	1,223	1,371
	$114,018	$104,396	$120,083	$129,185

Allowance for Doubtful Accounts — The Company recorded a $0.2 million and $0.6 million increase to the allowance for credit losses related to its short-term trade receivables primarily as a result of deterioration in certain clients’ credit ratings reflecting current and expected economic conditions during the three months ended March 31, 2021 and 2020, respectively, and wrote off $0.1 million and $0.3 million of the allowance for credit losses related to certain short-term trade receivables deemed to be uncollectible during the three months ended March 31, 2021 and 2020, respectively. The Company recorded a $0.1 million increase to the allowance for credit losses related to its long-term trade receivables during the three months ended March 31, 2021 (none in 2020).

Customer-Acquisition Advertising Costs — The Company’s advertising costs are expensed as incurred. Total advertising costs included in “Direct salaries and related costs” in the accompanying Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Customer-acquisition advertising costs	19,565	10,182

New Accounting Standards Not Yet Adopted

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Compensation – Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides companies with optional guidance, including expedients and exceptions for applying generally accepted accounting principles to contracts and other transactions affected by reference rate reform, such as the London Interbank Offered Rate (“LIBOR”).  These amendments are effective for all entities as of March 12, 2020 and an entity may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact of the transition from LIBOR to alternative reference interest rates but does not expect a material impact on its financial position, results of operations or cash flows.

New Accounting Standards Recently Adopted

Income Taxes

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes (“ASU 2019-12”). These amendments simplify the accounting for income taxes by eliminating certain exceptions and also clarifying and amending certain aspects of existing guidance.  These amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020.  Most of the amendments are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis.  Early adoption was permitted, including adoption in any interim period for which financial statements had not yet been issued. The Company’s adoption of ASU 2019-12 on January 1, 2021 did not have a material impact on its financial position, results of operations, cash flows or disclosures.

Significant Accounting Policies

There have been no new or material changes to the significant accounting policies disclosed in Note 1, Overview and Summary of Significant Accounting Policies, in the “Notes to the Consolidated Financial Statements” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Note 2. Revenues

Revenues from Contracts with Customers

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

Disaggregated Revenues

The Company disaggregates its revenues from contracts with customers by service type and delivery location (see Note 14, Segments and Geographic Information), for each of its reportable segments, as the Company believes it best depicts how the nature, amount, timing and uncertainty of its revenues and cash flows are affected by economic factors.

The following table represents revenues from contracts with customers disaggregated by service type and by the reportable segment for each category for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021		2020
	Amount	% of Revenue	Amount	% of Revenue
Americas:
Customer experience management solutions and services	$363,453	79.4%	$332,614	80.9%
Other revenues	266	0.0%	312	0.1%
Total Americas	363,719	79.4%	332,926	81.0%
EMEA:
Customer experience management solutions and services	89,336	19.5%	72,633	17.7%
Other revenues	4,831	1.1%	5,600	1.3%
Total EMEA	94,167	20.6%	78,233	19.0%
Other:
Other revenues	—	0.0%	7	0.0%
Total Other	—	0.0%	7	0.0%
	$457,886	100.0%	$411,166	100.0%

Trade Accounts Receivable

The Company’s noncurrent trade accounts receivable result from contracts with customers that include renewal provisions and contracts with customers under multi-year arrangements. The Company’s trade accounts receivable, net, consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Trade accounts receivable, net, current (1)	$393,157	$398,112
Trade accounts receivable, net, noncurrent (2)	29,833	30,021
	$422,990	$428,133

(1) Included in “Receivables, net” in the accompanying Condensed Consolidated Balance Sheets.

(2) Included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets.

Deferred Revenue and Customer Liabilities

Deferred revenue and customer liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Deferred revenue	$2,772	$2,916
Customer arrangements with termination rights	15,326	15,771
Estimated refund liabilities	7,646	6,115
	$25,744	$24,802

The Company expects to recognize the majority of its deferred revenue as of March 31, 2021 over the next 180 days. Revenues of $2.8 million and $2.7 million were recognized during the three months ended March 31, 2021 and 2020, respectively, from amounts included in deferred revenue at December 31, 2020 and 2019, respectively.

The Company expects to recognize the majority of the customer arrangements with termination rights into revenue as the Company has not historically experienced a high rate of contract terminations.

Estimated refund liabilities are generally resolved within 180 days, once it is determined whether the requisite service levels and client requirements were achieved to settle the contingency.

Note 3. Leases

The Company leases facilities for its corporate headquarters, many of its customer experience management centers, several regional support offices and data centers. These leases are classified as operating leases in accordance with ASC 842, Leases, and are included in “Operating lease right-of-use assets,” “Operating lease liabilities” and “Long-term operating lease liabilities” in the accompanying Condensed Consolidated Balance Sheet as of March 31, 2021. The Company has no finance leases.

Lease costs, net of sublease income, of $15.6 million and $16.0 million for the three months ended March 31, 2021 and 2020, respectively, were primarily included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations.

Additional supplemental information related to leases was as follows:

	March 31, 2021	December 31, 2020
Weighted average remaining lease term of operating leases	4.1 years	4.3 years
Weighted average discount rate of operating leases	3.4%	3.4%

Maturities of operating lease liabilities as of March 31, 2021 were as follows (in thousands):

Amount
2021 (remainder of the year)	$45,075
2022	48,783
2023	32,335
2024	22,998
2025	14,755
2026 and thereafter	18,753
Total future lease payments	182,699
Less: Imputed interest	13,160
Present value of future lease payments	169,539
Less: Operating lease liabilities	53,043
Long-term operating lease liabilities	$116,496

Exit of Leased Space

The Company continues to reevaluate its real estate footprint in connection with a transition of a portion of its workforce to a permanent remote working environment in both the Americas and EMEA. Since April 2020, the Company decided to terminate, sublease or abandon leases prior to the end of their lease terms at certain of its sites and recorded impairments of ROU assets as a result. See Note 4, Fair Value, for further information.

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

Investments Held in Rabbi Trust — The investment assets of the rabbi trust are valued using quoted market prices in active markets, which are classified in Level 1 of the fair value hierarchy. For additional information about the deferred compensation plan, refer to Note 7, Investments Held in Rabbi Trust.

The Company's assets and liabilities measured at fair value on a recurring basis subject to the requirements of ASC 820 consisted of the following (in thousands):

		Fair Value Measurements Using:
	Balance at	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	March 31, 2021	Level 1	Level 2	Level 3
Assets:
Foreign currency contracts (1)	$905	$—	$905	$—
Equity investments held in rabbi trust for the Deferred Compensation Plan (2)	13,558	13,558	—	—
Debt investments held in rabbi trust for the Deferred Compensation Plan (2)	4,450	4,450	—	—
	$18,913	$18,008	$905	$—
Liabilities:
Foreign currency contracts (1)	$1,411	$—	$1,411	$—
	$1,411	$—	$1,411	$—

		Fair Value Measurements Using:
	Balance at	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2020	Level 1	Level 2	Level 3
Assets:
Foreign currency contracts (1)	$337	$—	$337	$—
Equity investments held in rabbi trust for the Deferred Compensation Plan (2)	11,263	11,263	—	—
Debt investments held in rabbi trust for the Deferred Compensation Plan (2)	5,517	5,517	—	—
	$17,117	$16,780	$337	$—
Liabilities:
Foreign currency contracts (1)	$2,478	$—	$2,478	$—
	$2,478	$—	$2,478	$—

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

The following table summarizes the total impairment losses in the accompanying Condensed Consolidated Statements of Operations related to nonrecurring fair value measurements of certain assets (none in 2020) (in thousands):

Three Months Ended March 31, 2021
Americas:
Property and equipment, net	$56
Operating lease right-of-use assets	301
357
EMEA:
Property and equipment, net	77
Operating lease right-of-use assets	398
475
Other:
Property and equipment, net	318

$1,150

The Company continues to reevaluate its real estate footprint in connection with a shift of a portion of its workforce to a permanent remote working environment in both the Americas and EMEA and transitioned approximately 3,500 seats from brick and mortar to at home agents since April 2020. The Company decided to terminate, sublease or abandon leases prior to the end of their lease terms at certain of its sites and recorded impairment losses during the three months ended March 31, 2021 related to the exit of leased facilities and the leasehold improvements, equipment, furniture and fixtures located in these sites which were not recoverable. As the fair value of the ROU assets was less than the carrying value, the Company recognized an impairment of ROU assets, reducing the carrying value of the ROU assets to an estimated fair value of $0.4 million. The fair value of the ROU assets where the Company intends to sublease was estimated using Level 2 inputs such as market comparables to estimate future cash flows expected from sublease income over the remaining lease terms. Further changes in the estimated amount or timing of cash flows from sublease arrangements could result in additional impairment charges. The impairment of property and equipment reduced the carrying amount of the applicable assets to their fair value of $0.

The Company also recorded an impairment charge of $0.3 million during the three months ended March 31, 2021 related to software that was no longer being utilized.  The impairment of the software reduced the carrying value of the applicable asset to its fair value of $0.

Note 5. Goodwill and Intangible Assets

Intangible Assets

The following table presents the Company’s purchased intangible assets as of March 31, 2021 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Intangible assets subject to amortization:
Customer relationships	$195,257	$(136,132)	$59,125	10
Trade names and trademarks	7,949	(3,485)	4,464	8
Non-compete agreements	1,053	(794)	259	3
Content library	4,829	(744)	4,085	5
Proprietary software	870	(870)	—	5
	209,958	(142,025)	67,933	9
Intangible assets not subject to amortization:
Domain names	163,225	—	163,225	N/A
	$373,183	$(142,025)	$231,158

The following table presents the Company’s purchased intangible assets as of December 31, 2020 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Intangible assets subject to amortization:
Customer relationships	$195,116	$(133,689)	$61,427	10
Trade names and trademarks	7,918	(3,225)	4,693	8
Non-compete agreements	1,100	(712)	388	3
Content library	4,851	(551)	4,300	5
Proprietary software	870	(835)	35	5
	209,855	(139,012)	70,843	9
Intangible assets not subject to amortization:
Domain names	163,132	—	163,132	N/A
	$372,987	$(139,012)	$233,975

The Company’s estimated future amortization expense for the succeeding years relating to the purchased intangible assets resulting from acquisitions completed prior to March 31, 2021 is as follows (in thousands):

Amount
2021 (remainder of the year)	$8,749
2022	10,414
2023	8,309
2024	8,074
2025	7,961
2026	6,980
2027 and thereafter	17,446

Goodwill

Changes in goodwill for the three months ended March 31, 2021 consisted of the following (in thousands):

	January 1, 2021	Acquisition- Related (1)	Impairment	Effect of Foreign Currency	March 31, 2021
Americas	$269,472	$176	$—	$151	$269,799
EMEA	29,937	—	—	(440)	29,497
	$299,409	$176	$—	$(289)	$299,296

Changes in goodwill for the year ended December 31, 2020 consisted of the following (in thousands):

	January 1, 2020	Acquisition- Related (1)	Impairment (2)	Effect of Foreign Currency	December 31, 2020
Americas	$259,953	$8,851	$—	$668	$269,472
EMEA	51,294	—	(21,792)	435	29,937
	$311,247	$8,851	$(21,792)	$1,103	$299,409

(1) The three months ended March 31, 2021 includes the impact of adjustments to acquired goodwill upon refinements of the purchase price allocation of TMC’s assets acquired and liabilities assumed.  The year ended December 31, 2020 includes the goodwill recorded related to the TMC acquisition.

(2) The year ended December 31, 2020 includes the impairment of a portion of the Symphony reporting unit’s goodwill.

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

The Symphony reporting unit’s carrying value exceeded its fair value as of the July 31, 2020 annual impairment analysis, which resulted in a non-cash goodwill impairment of $21.8 million. Symphony’s on-site consulting model has been negatively impacted by travel and shelter-in-place restrictions imposed by governments, as well as the shift by businesses to work from home in an attempt to reduce the spread of COVID-19. These restrictions have continued longer than initially anticipated and have resulted in further declines in the cash flow projections at Symphony for 2020 as well as the Company’s projections for 2021 at the time of the annual impairment test. There is significant uncertainty regarding the length of time these restrictions will remain in place. An additional impairment charge may arise in the future if Symphony’s operations experience a protracted delay in the resumption of its operations or a significant shift in client demand results from the economic downturn. As of March 31, 2021, the Company believes there was no impairment related to Symphony’s remaining $19.3 million of goodwill as no triggering events were identified during the three months ended March 31, 2021.

As of March 31, 2021, the Company believes there were no indicators of impairment related to Clearlink’s $83.4 million of goodwill (which includes goodwill from the TMC acquisition), Latin America’s $18.2 million of goodwill and Qelp’s $10.2 million of goodwill. It is possible that future changes in circumstances, including a more prolonged and/or severe pandemic, or future changes in the variable associated with the judgments, assumptions and estimates used in assessing the fair value of the reporting units, could require the Company to record additional non-cash impairment charges.

Note 6. Financial Derivatives

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

The deferred gains (losses) and related taxes on the Company’s cash flow hedges recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) in the accompanying Condensed Consolidated Balance Sheets were as follows (in thousands):

	March 31, 2021	December 31, 2020
Deferred gains (losses) in AOCI	$(1,212)	$(2,188)
Tax on deferred gains (losses) in AOCI	12	(3)
Deferred gains (losses) in AOCI, net of taxes	$(1,200)	$(2,191)
Deferred gains (losses) expected to be reclassified to "Revenues" from AOCI during the next twelve months	$(1,031)

Deferred gains (losses) and other future reclassifications from AOCI will fluctuate with movements in the underlying market price of the forward contracts and options as well as the related settlement of forecasted transactions.

Non-Designated Hedges

Foreign Currency Contracts — The Company also periodically enters into foreign currency hedge contracts that are not designated as hedges as defined under ASC 815. The purpose of these derivative instruments is to protect the Company’s interests against adverse foreign currency moves relating primarily to intercompany receivables and payables, and other assets and liabilities that are denominated in currencies other than the Company’s subsidiaries’ functional currencies.

The Company had the following outstanding foreign currency forward contracts and options (in thousands):

	March 31, 2021		December 31, 2020
Contract Type	Notional Amount in USD	Settle Through Date	Notional Amount in USD	Settle Through Date
Cash flow hedges:
Options:
US Dollars/Philippine Pesos	$42,000	December 2021	$12,000	June 2021
Forwards:
US Dollars/Costa Rican Colones	30,000	August 2022	36,000	December 2021
Euros/Hungarian Forints	1,689	December 2021	—	—
Euros/Romanian Leis	11,000	December 2021	—	—
Non-designated hedges:
Forwards	12,481	November 2021	12,439	November 2021

Master netting agreements exist with each respective counterparty to reduce credit risk by permitting net settlement of derivative positions. In the event of default by the Company or one of its counterparties, these agreements include a set-off clause that provides the non-defaulting party the right to net settle all derivative transactions, regardless of the currency and settlement date.  The maximum amount of loss due to credit risk that, based on gross fair value, the Company would incur if parties to the derivative transactions that make up the concentration failed to perform according to the terms of the contracts was $0.9 million and $0.3 million as of March 31, 2021 and December 31, 2020, respectively. After consideration of these netting arrangements and offsetting positions by counterparty, the total net settlement amount as it relates to these positions are asset positions of $0.8 million and $0.3 million as of March 31, 2021 and December 31, 2020, respectively, and liability positions of $1.3 million and $2.4 as of March 31, 2021 and December 31, 2020, respectively.

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

The following tables present the fair value of the Company’s derivative instruments included in the accompanying Condensed Consolidated Balance Sheets (in thousands):

		Derivative Assets
	Balance Sheet Location	March 31, 2021	December 31, 2020
Derivatives designated as cash flow hedging instruments:
Foreign currency contracts	Other current assets	$511	$154
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	394	183
Total derivative assets		$905	$337

		Derivative Liabilities
	Balance Sheet Location	March 31, 2021	December 31, 2020
Derivatives designated as cash flow hedging instruments:
Foreign currency contracts	Other accrued expenses and current liabilities	$1,155	$2,253
Foreign currency contracts	Other long-term liabilities	181	—
		1,336	2,253
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other accrued expenses and current liabilities	75	225
Total derivative liabilities		$1,411	$2,478

The following table presents the effect of the Company’s derivative instruments included in the accompanying condensed consolidated financial statements (in thousands):

	Location of Gains	Three Months Ended March 31,
	(Losses) in Net Income	2021	2020
Revenues		$457,886	$411,166

Derivatives designated as cash flow hedging instruments:
Gains (losses) recognized in AOCI:
Foreign currency contracts		$208	$(311)
Gains (losses) reclassified from AOCI:
Foreign currency contracts	Revenues	$(757)	$926
Derivatives not designated as hedging instruments:
Gains (losses) recognized from foreign currency contracts	Other income (expense), net	$35	$(246)

Note 7.  Investments Held in Rabbi Trust

The Company’s investments held in rabbi trust, classified as trading securities and included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheets, at fair value, consist of the following (in thousands):

	March 31, 2021		December 31, 2020
	Cost	Fair Value	Cost	Fair Value
Mutual funds	$11,088	$18,008	$10,332	$16,780

The mutual funds held in rabbi trust were 75% equity-based and 25% debt-based as of March 31, 2021. Net investment gains (losses) included in “Other income (expense), net” in the accompanying Condensed Consolidated Statements of Operations consists of the following (in thousands):

	Three Months Ended March 31,
	2021	2020
Net realized gains (losses) from sale of trading securities	$425	$50
Dividend and interest income	32	33
Net unrealized holding gains (losses)	68	(2,140)
	$525	$(2,057)

Note 8. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) consist of the following (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Net Investment Hedge	Unrealized Gain (Loss) on Cash Flow Hedging Instruments	Unrealized Actuarial Gain (Loss) Related to Pension Liability	Unrealized Gain (Loss) on Postretirement Obligation	Total
Balance at January 1, 2020	$(52,749)	$1,046	$2,290	$2,324	$88	$(47,001)
Pre-tax amount	12,461	—	(839)	(1,914)	—	9,708
Tax (provision) benefit	—	—	(253)	182	—	(71)
Reclassification of (gain) loss to net income	—	—	(3,418)	(129)	(88)	(3,635)
Foreign currency translation	(162)	—	29	133	—	—
Balance at December 31, 2020	(40,450)	1,046	(2,191)	596	—	(40,999)
Pre-tax amount	(4,457)	—	208	—	—	(4,249)
Tax (provision) benefit	—	—	15	—	—	15
Reclassification of (gain) loss to net income	—	—	756	(1)	—	755
Foreign currency translation	(6)	—	12	(6)	—	—
Balance at March 31, 2021	$(44,913)	$1,046	$(1,200)	$589	$—	$(44,478)

The following table summarizes the amounts reclassified to net income from accumulated other comprehensive income (loss) and the associated line item in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended March 31,		Statements of Operations
	2021	2020	Location
Gain (loss) on cash flow hedging instruments: (1)
Pre-tax amount	$(757)	$926	Revenues
Tax (provision) benefit	1	(28)	Income taxes
Reclassification to net income	(756)	898
Actuarial gain (loss) related to pension liability: (2)
Pre-tax amount	1	23	Other income (expense), net
Tax (provision) benefit	—	3	Income taxes
Reclassification to net income	1	26
Gain (loss) on postretirement obligation: (2)(3)
Reclassification to net income	—	22	Other income (expense), net
	$(755)	$946

(1) See Note 6, Financial Derivatives, for further information.

(2) See Note 12, Defined Benefit Pension Plan and Postretirement Benefits, for further information.

(3) No related tax (provision) benefit.

The Company has accrued income taxes on earnings which it plans to repatriate to the U.S. Any remaining earnings as well as other outside basis differences associated with the Company’s investments in its foreign subsidiaries are considered to be indefinitely reinvested and no provision for income taxes on those earnings or translation adjustments has been provided. See Note 9, Income Taxes, for further information.

Note 9. Income Taxes

The Company’s effective tax rates were as follows:

	Three Months Ended March 31,
	2021	2020
Effective tax rate	19.1%	27.3%

The decrease in the effective tax rate for the three months ended March 31, 2021 as compared to 2020 was primarily due to $1.2 million in discrete tax benefits relating to Philippines tax law changes and stock compensation recognized during the three months ended March 31, 2021. The decrease was also affected by shifts in earnings among the various jurisdictions in which the Company operates. Several additional factors, none of which were individually material, also impacted the rate. The difference between the Company’s effective tax rate as compared to the U.S. statutory federal tax rate of 21.0% was primarily due to the tax impact of permanent differences, state income and foreign withholding taxes, partially offset by the recognition of net tax benefits resulting from foreign tax rate differentials, income earned in certain tax holiday jurisdictions and tax credits.

The Company provides U.S. income taxes on the earnings of foreign subsidiaries unless they are exempted from taxation. No additional income taxes have been provided for any indefinitely reinvested earnings or outside basis differences. Determining the amount of unrecognized deferred tax liability related to any remaining outside basis difference in these entities is not practicable due to the inherent complexity of the multi-jurisdictional tax environment in which the Company operates.

The Company is currently under audit in several tax jurisdictions. The Company believes it has adequate reserves related to all matters pertaining to these audits. Should the Company experience unfavorable outcomes from these audits, such outcomes could have a significant impact on its financial condition, results of operations and cash flows.

Note 10. Earnings Per Share

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

The numbers of shares used in the earnings per share computation were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Basic:
Weighted average common shares outstanding	39,641	41,132
Diluted:
Dilutive effect of stock appreciation rights, restricted stock, restricted stock units and shares held in rabbi trust	315	202
Total weighted average diluted shares outstanding	39,956	41,334
Anti-dilutive shares excluded from the diluted earnings per share calculation	25	12

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

The shares repurchased under the Company’s 2011 Share Repurchase Program were as follows (none in 2021) (in thousands, except per share amounts):

	Total Number of			Total Cost of
	Shares	Range of Prices Paid Per Share		Shares
	Repurchased	Low	High	Repurchased
Three Months Ended:
March 31, 2020	860	$23.33	$31.91	$22,909

Note 11. Commitments and Loss Contingencies

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

The Company received a state audit assessment and is currently rebutting the position. The Company has determined that the likelihood of a liability is reasonably possible and developed a range of possible loss up to $1.9 million, net of federal benefit, as of March 31, 2021.

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

Note 12. Defined Benefit Pension Plan and Postretirement Benefits

Defined Benefit Pension Plans

The following table provides information about the net periodic benefit cost for the Company’s pension plans (in thousands):

	Three Months Ended March 31,
	2021	2020
Service cost (1)	$181	$105
Interest cost (2)	61	51
Recognized actuarial (gains) (2)	(1)	(23)
	$241	$133

(1) Included in "Direct salaries and related costs" and “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations.

(2) Included in "Other income (expense), net" in the accompanying Condensed Consolidated Statements of Operations.

Employee Retirement Savings Plans

The Company maintains a 401(k) plan covering defined employees who meet established eligibility requirements. The Company’s contributions included in the accompanying Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
401(k) plan contributions	$851	$780

Note 13. Stock-Based Compensation

The following table summarizes the stock-based compensation expense (primarily in the Americas) and income tax benefits related to the stock-based compensation, both plan and non-plan related (in thousands):

	Three Months Ended March 31,
	2021	2020
Stock-based compensation (expense) (1)	$(4,751)	$(1,860)
Income tax benefit (2)	1,140	446

(1) Included in "General and administrative" costs in the accompanying Condensed Consolidated Statements of Operations.

(2) Included in "Income taxes" in the accompanying Condensed Consolidated Statements of Operations.

During the three months ended March 31, 2021, the Company granted 0.3 million performance-based restricted shares/restricted stock units and 0.1 million service-based restricted shares/restricted stock units under the Company’s 2019 Plan, all at a weighted average grant-date fair value of $44.79 per share.

Note 14. Segments and Geographic Information

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

The reportable segments consist of (1) the Americas, which includes the United States, Canada, Latin America, Australia and the Asia Pacific Rim, and provides outsourced customer experience management solutions and services (with an emphasis on inbound technical support, digital support and demand generation, and customer service) and technical staffing and (2) EMEA, which includes Europe, the Middle East and Africa, and provides outsourced customer experience management solutions and services (with an emphasis on technical support and customer service) and fulfillment services. The sites within Latin America, Australia and the Asia Pacific Rim are included in the Americas segment given the nature of the business and client profile, which is primarily made up of U.S.-based companies that are using the Company’s services in these locations to support their customer experience management needs.

Information about the Company’s reportable segments is as follows (in thousands):

	Americas	EMEA	Other (1)	Consolidated
Three Months Ended March 31, 2021:
Revenues	$363,719	$94,167	$—	$457,886
Percentage of revenues	79.4%	20.6%	0.0%	100.0%
Depreciation, net	$10,221	$2,156	$738	$13,115
Amortization of intangibles	$2,096	$891	$—	$2,987
Income (loss) from operations	$44,872	$6,668	$(20,010)	$31,530
Total other income (expense), net			(647)	(647)
Income taxes			(5,905)	(5,905)
Net income (loss)				$24,978
Three Months Ended March 31, 2020:
Revenues	$332,926	$78,233	$7	$411,166
Percentage of revenues	81.0%	19.0%	0.0%	100.0%
Depreciation, net	$10,033	$1,705	$723	$12,461
Amortization of intangibles	$3,286	$833	$—	$4,119
Income (loss) from operations	$35,779	$3,180	$(14,565)	$24,394
Total other income (expense), net			(5,250)	(5,250)
Income taxes			(5,226)	(5,226)
Net income				$13,918

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

The following table represents a disaggregation of revenue from contracts with customers by delivery location and by the reportable segment (in thousands):

	Three Months Ended March 31,
	2021	2020
Americas:
United States	$170,004	$157,666
The Philippines	67,994	64,439
Costa Rica	37,526	34,881
Canada	27,987	25,241
El Salvador	17,996	18,720
Other	42,212	31,979
Total Americas	363,719	332,926
EMEA:
Germany	29,023	24,651
Other	65,144	53,582
Total EMEA	94,167	78,233
Total Other	—	7
	$457,886	$411,166

Note 15. Other Income (Expense)

Other income (expense), net consists of the following (in thousands):

	Three Months Ended March 31,
	2021	2020
Foreign currency transaction gains (losses)	$(185)	$(1,606)
Gains (losses) on derivative instruments not designated as hedges	35	(246)
Net investment gains (losses) on investments held in rabbi trust	525	(2,057)
Other miscellaneous income (expense)	(697)	(884)
	$(322)	$(4,793)

Note 16. Related Party Transactions

In January 2008, the Company entered into a lease for a customer experience management center located in Kingstree, South Carolina. The landlord, Kingstree Office One, LLC, is an entity controlled by John H. Sykes, the founder, former Chairman and former Chief Executive Officer of the Company and the father of Charles Sykes, President and Chief Executive Officer of the Company. The lease payments on the 20-year lease were negotiated at or below market rates, and the lease is cancellable at the option of the Company. Upon giving notice in September 2020, the Company paid a lease termination penalty of $0.1 million and the Company vacated the space as of March 31, 2021.  The Company paid $0.1 million to the landlord during both the three months ended March 31, 2021 and 2020, under the terms of the lease.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Sykes Enterprises, Incorporated

400 North Ashley Drive

Tampa, Florida

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries (the "Company") as of March 31, 2021, the related condensed consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the three-month periods ended March 31, 2021 and 2020, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Company as of December 31, 2020, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated February 26, 2021, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

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

May 5, 2021

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report and the consolidated financial statements and notes in the Sykes Enterprises, Incorporated (“SYKES,” “our,” “we” or “us”) Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”).

Our discussion and analysis may contain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on current expectations, estimates, forecasts, and projections about SYKES, our beliefs, and assumptions made by us, including our belief that our operations have not been materially impacted by the April 2020 cyber incident, as discussed in our Form 10-Q for the three months ended March 31, 2020, as filed with the SEC, or the October 2020 cyber incident, as discussed in Note 18, Subsequent Event, in our Form 10-Q for the three and nine months ended September 30, 2020, as filed with the SEC. In addition, we may make other written or oral statements, which constitute forward-looking statements, from time to time. Words such as "believe," "estimate," "project," "expect," “intend,” “may," "anticipate," "plan," "seek," variations of such words, and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe our future plans, objectives, or goals also are forward-looking statements. Further, statements about the effects of the novel coronavirus (“COVID-19”) pandemic on our business, operations, financial performance and prospects may constitute forward-looking statements and are subject to the risk that the actual impacts may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond our control, including the scope and duration of the pandemic, actions taken by governmental authorities in response to the pandemic, and the direct and indirect impact of the pandemic on our clients, third parties and us.  These statements are not guarantees of future performance and are subject to a number of risks and uncertainties, including those discussed below and elsewhere in this report. Our actual results may differ materially from what is expressed or forecasted in such forward-looking statements, and undue reliance should not be placed on such statements. All forward-looking statements are made as of the date hereof, and we undertake no obligation to update any such forward-looking statements, whether as a result of new information, future events or otherwise.

Factors that could cause actual results to differ materially from what is expressed or forecasted in such forward-looking statements include, but are not limited to: (i) the impact of economic recessions in the U.S. and other parts of the world, (ii) fluctuations in global business conditions and the global economy, (iii) currency fluctuations, (iv) the timing of significant orders for our products and services, (v) variations in the terms and the elements of services offered under our standardized contract including those for future bundled service offerings, (vi) changes in applicable accounting principles or interpretations of such principles, (vii) difficulties or delays in implementing our bundled service offerings, (viii) failure to achieve sales, marketing and other objectives, (ix) construction delays of new or expansion of existing customer experience management centers, (x) delays in our ability to develop new products and services and market acceptance of new products and services, (xi) rapid technological change, (xii) loss or addition of significant clients, (xiii) political and country-specific risks inherent in conducting business abroad, (xiv) our ability to attract and retain key management personnel, (xv) our ability to continue the growth of our support service revenues through additional technical and customer experience management centers, (xvi) our ability to further penetrate into vertically integrated markets, (xvii) our ability to expand our global presence through strategic alliances and selective acquisitions, (xviii) our ability to continue to establish a competitive advantage through sophisticated technological capabilities, (xix) the ultimate outcome of any lawsuits, (xx) our ability to recognize deferred revenue through delivery of products or satisfactory performance of services, (xxi) our dependence on the demand for outsourcing, (xxii) risk of interruption of technical and customer experience management center operations due to such factors as fire, earthquakes, inclement weather and other disasters, power failures, telecommunication failures, unauthorized intrusions, computer viruses and other emergencies, (xxiii) the existence of substantial competition, (xxiv) the early termination of contracts by clients, (xxv) the ability to obtain and maintain grants and other incentives (tax or otherwise), (xxvi) the potential of cost savings/synergies associated with acquisitions not being realized, or not being realized within the anticipated time period, (xxvii) risks related to the integration of the acquisitions and the impairment of any related goodwill, and (xxviii) other risk factors that are identified in our most recent Annual Report on Form 10-K for the year ended December 31, 2020, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Executive Summary

We are a leading full lifecycle provider of global customer experience management services, multichannel demand generation and digital transformation. We provide differentiated full lifecycle customer experience management solutions and services primarily to Global 2000 companies and their end customers principally in the financial services, technology, communications, transportation & leisure and healthcare industries. Our differentiated full lifecycle services platform effectively engages customers at every touchpoint within the customer journey, including digital media and acquisition, sales expertise, customer service, technical support and retention, many of which can be optimized by a suite of digital transformation capabilities under our SYKES Digital Services (“SDS”) group, which spans robotic process automation (“RPA”), self-service, insight analytics and digital learning. In addition to digital transformation, we also provide artificial intelligence (“AI”) solutions that can be embedded and leveraged across our lifecycle offerings. We serve our clients through two geographic operating regions: the Americas (United States, Canada, Latin America, Australia and the Asia Pacific Rim) and EMEA (Europe, the Middle East and Africa). Our Americas and EMEA regions primarily provide customer experience management solutions and services with an emphasis on inbound multichannel demand generation, customer service and technical support to our clients’ customers. These services, which represented 98.9% and 98.6% of consolidated revenues during the three months ended March 31, 2021 and 2020, respectively, are delivered through multiple communication channels including phone, e-mail, social media, text messaging, chat and digital self-service. We also provide various enterprise support services in the United States (“U.S.”) that include services for our clients’ internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, we also provide fulfillment services, which include order processing, payment processing, inventory control, product delivery and product returns handling. Additionally, through our acquisition of RPA provider Symphony Ventures Ltd (“Symphony”) coupled with our investment in AI through XSell Technologies, Inc. (“XSell”), we also provide a suite of digital transformation capabilities that optimizes our differentiated full lifecycle management services platform. Our complete service offering helps our clients acquire, retain and increase the lifetime value of their customer relationships. We have developed an extensive global reach with customer experience management centers across six continents, including North America, South America, Europe, Asia, Australia and Africa. We deliver cost-effective solutions that generate demand, enhance the customer service experience, promote stronger brand loyalty, and bring about high levels of performance and profitability.

Recent Developments

Coronavirus

On March 11, 2020, the World Health Organization characterized the novel coronavirus (“COVID-19”) a pandemic. The global nature, rapid spread and continually evolving response by governments throughout the world to combat the spread has had a negative impact on the global economy. Certain of our customer experience management centers have been impacted by local government actions restricting facility access or are operating at lower capacity utilization levels to achieve social distancing. We are committed to the health and safety of our workforce and ensuring business continuity for the brands we serve. In response, we have shifted as many employees as possible to a work-at-home model. As of the middle of April 2021, approximately 70% of agents assigned to our brick-and-mortar have temporarily transitioned to a work-at-home model, 25% are working in our centers and 5% of our agents are idle primarily due to the lack of technical infrastructure to work from home. Our operations in the Philippines, El Salvador and Mexico have been most impacted by the governmental restrictions.

We continue to closely monitor the prevalence of COVID-19 and the vaccination rates in the communities where our centers are located as well as guidance from public health authorities, federal and local agencies and municipalities. We will work with employees and clients to transition agents back to our centers based on that guidance, but risk further disruption to our business as a result of COVID-19 and government-imposed restrictions. Over time, we anticipate a permanent transition to a work-at-home or hybrid model for a portion of our workforce.

Exit of Leased Space

We continues to reevaluate our real estate footprint in connection with the transition of a portion of our workforce to a permanent remote working environment in both the Americas and EMEA. Since April 2020, we have decided to terminate, sublease or abandon leases prior to the end of their lease terms at certain of our sites as approximately 3,500 seats transitioned from brick and mortar to at home agents. As such, we recorded impairments of right-of-use (“ROU”) assets of $13.4 million and impairments of property and equipment of $7.2 million since the initiation of our reevaluation in April 2020, of which $0.7 million of ROU assets and $0.1 million of property and equipment impairments were recorded during the three months ended March 31, 2021. See Note 4, Fair Value, in the accompanying “Notes to Condensed Consolidated Financial Statements” for further information. Annualized lease expense savings of $0.7 million is expected from the actions in 2021, of which approximately 70% is anticipated to be realized as cash savings.

Taylor Media Corp. Acquisition

On December 31, 2020, through our wholly-owned subsidiary, Clear Link Technologies, LLC, we completed the acquisition of Taylor Media Corp. (“TMC”), a personal finance digital media company and owner of The Penny Hoarder. Of the total initial purchase price of $104.9 million, $87.2 million was paid upon closing using $63.0 million of additional borrowings under our credit agreement as well as cash on hand. Of the remaining $17.7 million of the purchase price, $0.2 million was used to repay outstanding debt and $17.5 million of the purchase price was deferred and is payable on December 31, 2027, the seventh anniversary of the closing. In the event TMC’s previous owner remains employed by the Company or one of its subsidiaries on December 31, 2022, the second anniversary of the closing, the deferred payment will be accelerated and due at that time. TMC’s assets and liabilities have been reflected in our consolidated balance sheet as of December 31, 2020 in the Americas segment and the results of TMC’s operations have been reflected in our consolidated financial statements since January 1, 2021.

Results of Operations

The following table sets forth, for the periods indicated, the amounts presented in the accompanying Condensed Consolidated Statements of Operations as well as the change between the periods:

	Three Months Ended March 31,
(in thousands)	2021	2020	$ Change
Revenues	$457,886	$411,166	$46,720
Operating expenses:
Direct salaries and related costs	299,477	266,945	32,532
General and administrative	109,627	103,247	6,380
Depreciation, net	13,115	12,461	654
Amortization of intangibles	2,987	4,119	(1,132)
Impairment of long-lived assets	1,150	—	1,150
Total operating expenses	426,356	386,772	39,584
Income from operations	31,530	24,394	7,136

Other income (expense):
Interest income	98	263	(165)
Interest (expense)	(423)	(720)	297
Other income (expense), net	(322)	(4,793)	4,471
Total other income (expense), net	(647)	(5,250)	4,603

Income before income taxes	30,883	19,144	11,739
Income taxes	5,905	5,226	679
Net income	$24,978	$13,918	$11,060

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

Revenues

	Three Months Ended March 31,
	2021		2020
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change
Americas	$363,719	79.4%	$332,926	81.0%	$30,793
EMEA	94,167	20.6%	78,233	19.0%	15,934
Other	—	0.0%	7	0.0%	(7)
Consolidated	$457,886	100.0%	$411,166	100.0%	$46,720

Consolidated revenues increased $46.7 million, or 11.4%, for the three months ended March 31, 2021 from the comparable period in 2020.

The increase in Americas’ revenues was due to higher volumes from existing clients of $30.6 million, new clients of $18.9 million and a favorable foreign currency impact of $3.4 million, partially offset by end-of-life client programs of $22.1 million primarily in the communications and financial services verticals. Revenues from our offshore operations represented 42.6% of Americas’ revenues in 2021, compared to 42.8% for the comparable period in 2020.

The increase in EMEA’s revenues was due to higher volumes from existing clients of $8.0 million, new clients of $2.6 million and a favorable foreign currency impact of $8.1 million, partially offset by end-of-life client programs of $2.8 million primarily in the communications vertical.

On a consolidated basis, we had 45,100 brick-and-mortar seats as of March 31, 2021, a decrease of 3,500 seats from the comparable period in 2020, driven by decisions made by certain clients to permanently alter their delivery mix away from brick and mortar to a home agent solution due to COVID-19, coupled with the consolidation of underutilized facilities in both the Americas and EMEA. On a segment basis, 37,600 seats were located in the Americas, a decrease of 3,000 seats from the comparable period in 2020, and 7,500 seats were located in EMEA, a decrease of 500 seats from the comparable period in 2020.

On a consolidated basis, the capacity utilization rate was 74%, compared to 73% in the comparable period in 2020. As of the middle of April 2021, approximately 70% of agents who typically work in our brick-and-mortar facilities have temporarily transitioned to work at home, 25% are working in our centers and the remaining 5% of agents are at home but idle.

The capacity utilization rate for the Americas in 2021 was 74%, compared to 74% in the comparable period in 2020. The capacity utilization rate for EMEA in 2021 was 71%, compared to 69% in the comparable period in 2020. We strive to attain a capacity utilization rate of 85% at each of our locations.  Capacity utilization is measured by taking the number of agents and indirect support headcount and dividing it by the number of seats provisioned for utilization. Agents assigned to brick-and-mortar facilities but temporarily working from home to meet social distancing requirements resulting from the COVID-19 pandemic are included as if they were working in a center.  Capacity utilization is a critical metric for us as it is used as an input to the pricing, revenue and margin drivers of our business as well as capital allocation.

Direct Salaries and Related Costs

	Three Months Ended March 31,
	2021		2020
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$234,497	64.5%	$212,628	63.9%	$21,869	0.6%
EMEA	64,980	69.0%	54,317	69.4%	10,663	-0.4%
Consolidated	$299,477	65.4%	$266,945	64.9%	$32,532	0.5%

The increase of $32.5 million in direct salaries and related costs included an unfavorable foreign currency impact of $2.5 million in the Americas and an unfavorable foreign currency impact of $5.6 million in EMEA.

The increase in Americas’ direct salaries and related costs, as a percentage of revenues, was primarily attributable to higher customer-acquisition advertising costs of 2.2% driven primarily by the activity at TMC in the current period, partially offset by lower recruiting costs of 0.5%, lower travel costs of 0.4%, lower communication costs of 0.2% and lower other costs of 0.5%.

The decrease in EMEA’s direct salaries and related costs, as a percentage of revenues, was primarily attributable to lower software purchased for resale of 0.5%, lower rebillable costs of 0.2%, lower auto and parking costs of 0.2%, lower travel costs of 0.2% and lower other costs of 0.2%, partially offset by higher fulfillment materials costs of 0.6% and higher compensation costs of 0.3%.

General and Administrative

	Three Months Ended March 31,
	2021		2020
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$71,676	19.7%	$71,200	21.4%	$476	-1.7%
EMEA	18,997	20.2%	18,198	23.3%	799	-3.1%
Other	18,954	-	13,849	-	5,105	-
Consolidated	$109,627	23.9%	$103,247	25.1%	$6,380	-1.2%

The increase of $6.4 million in general and administrative expenses included an unfavorable foreign currency impact of $0.6 million in the Americas and an unfavorable foreign currency impact of $1.5 million in EMEA.

The decrease in Americas’ general and administrative expenses, as a percentage of revenues, was primarily attributable to lower facility-related costs of 0.8%, lower travel costs of 0.4%, lower recruiting costs of 0.2%, lower merger and integration costs of 0.2% and lower other costs of 0.1%.

The decrease in EMEA’s general and administrative expenses, as a percentage of revenues, was primarily attributable to lower facility-related costs of 1.1% driven by the exit of leased space, lower compensation costs of 0.8%, lower travel costs of 0.8%, lower recruiting costs of 0.2% and lower other costs of 0.2%.

The increase in Other general and administrative expenses, which includes corporate and other costs, was primarily attributable to higher compensation costs of $6.1 million driven by higher long-term and annual performance-based compensation and mark-to-market adjustment of executive deferred compensation in the current period, partially offset by lower travel costs of $0.4 million, lower insurance costs of $0.3 million, lower legal and professional fees of $0.2 million and lower other costs of $0.1 million.

Depreciation, Amortization and Impairment of Long-Lived Assets

	Three Months Ended March 31,
	2021		2020
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Depreciation, net:
Americas	$10,221	2.8%	$10,033	3.0%	$188	-0.2%
EMEA	2,156	2.3%	1,705	2.2%	451	0.1%
Other	738	-	723	-	15	-
Consolidated	$13,115	2.9%	$12,461	3.0%	$654	-0.1%

Amortization of intangibles:
Americas	$2,096	0.6%	$3,286	1.0%	$(1,190)	-0.4%
EMEA	891	0.9%	833	1.1%	58	-0.2%
Other	—	-	—	-	—	-
Consolidated	$2,987	0.7%	$4,119	1.0%	$(1,132)	-0.3%

Impairment of long-lived assets:
Americas	$357	0.1%	$—	0.0%	$357	0.1%
EMEA	475	0.5%	—	0.0%	475	0.5%
Other	318	-	—	-	318	-
Consolidated	$1,150	0.3%	$—	0.0%	$1,150	0.3%

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

See Note 4, Fair Value, in the accompanying “Notes to Condensed Consolidated Financial Statements” for further information on the impairment of long-lived assets.

Other Income (Expense)

	Three Months Ended March 31,
(in thousands)	2021	2020	$ Change
Interest income	$98	$263	$(165)

Interest (expense)	$(423)	$(720)	$297

Other income (expense), net:
Foreign currency transaction gains (losses)	$(185)	$(1,606)	$1,421
Gains (losses) on derivative instruments not designated as hedges	35	(246)	281
Gains (losses) on investments held in rabbi trust	525	(2,057)	2,582
Other miscellaneous income (expense)	(697)	(884)	187
Total other income (expense), net	$(322)	$(4,793)	$4,471

The decrease in interest income was primarily due to lower invested balances and interest rates than in the comparable period.

The decrease in interest (expense) was primarily due to lower average outstanding borrowings and interest rates than in the comparable period.

The change in other income (expense), net, was primarily due to an increase in foreign currency transaction gains and an increase in value of investments held in rabbi trust. See Note 7, Investments Held in Rabbi Trust, in the accompanying “Notes to Condensed Consolidated Financial Statements” for further information.

Income Taxes

	Three Months Ended March 31,
(in thousands)	2021	2020	$ Change
Income before income taxes	$30,883	$19,144	$11,739
Income taxes	5,905	5,226	679
			% Change
Effective tax rate	19.1%	27.3%	-8.2%

The decrease in the effective tax rate in 2021 compared to 2020 was primarily due to $1.2 million discrete tax benefits relating to Philippines tax law changes and stock compensation recognized in the current period. The decrease was also affected by shifts in earnings among the various jurisdictions in which we operate. Several additional factors, none of which are individually material, also impacted the rate.

Client Concentration

Our top ten clients accounted for 40.3% and 44.8% of our consolidated revenues in the three months ended March 31, 2021 and 2020, respectively.

Total revenues by segment from our largest client in each of the periods, which was in the financial services vertical for the three ended March 31, 2021 and 2020, were as follows (in thousands):

	Three Months Ended March 31,
	2021		2020
	Amount	% of Revenues	Amount	% of Revenues
Americas	$32,336	8.9%	$32,539	9.8%
EMEA	—	0.0%	—	0.0%
	$32,336	7.1%	$32,539	7.9%

Total revenues by segment of our clients that each individually represents 10% or greater of that segment’s revenues in each of the periods were as follows (in thousands):

	Three Months Ended March 31,
	2021		2020
	Amount	% of Revenues	Amount	% of Revenues
Americas	$—	0.0%	$—	0.0%
EMEA	34,314	36.4%	17,473	22.3%
	$34,314	7.5%	$17,473	4.2%

Business Outlook

For the three months ended June 30, 2021, we anticipate the following financial results:

•	Revenues in the range of $443.0 million to $448.0 million;
•	Effective tax rate of approximately 23.0%;
•	Fully diluted share count of approximately 39.9 million;
•	Diluted earnings per share in the range of $0.46 to $0.50; and
•	Capital expenditures in the range of $15.0 million to $20.0 million.

For the twelve months ended December 31, 2021, we anticipate the following financial results:

•	Revenues in the range of $1,843.0 million to $1,858.0 million;
•	Effective tax rate of approximately 21.0%;
•	Fully diluted share count of approximately 40.1 million;
•	Diluted earnings per share in the range of $2.67 to $2.77; and
•	Capital expenditures in the range of $47.0 million to $53.0 million.

We are increasing our full year 2021 revenue and diluted earnings per share outlook relative to what was initially provided in February 2021. The increase in the revenue outlook is being driven by a broad base of existing clients across our vertical markets, while the increase in diluted earnings per share is primarily due to a lower than projected effective tax rate.

We continue to work with our clients in determining the future view of their delivery strategy between home agent and brick and mortar facility driven by COVID-19. As such, we will continue to adjust our capacity footprint – similar to actions taken on facility leases in 2020 – as we get greater clarity around those decisions.

Our revenues and earnings per share assumptions for the second quarter and full year 2021 are based on foreign exchange rates as of April 2021. Therefore, the continued volatility in foreign exchange rates between the U.S. Dollar and the functional currencies of the markets we serve could have a further impact, positive or negative, on revenues and earnings per share relative to the business outlook for the second quarter and full year discussed above.

We anticipate total other interest income (expense), net of approximately $(1.4) million and $(4.8) million for the second quarter and full year 2021, respectively. In the second quarter, roughly $(1.0) million of the $(1.4) million reflects the anticipated impact of our equity method investment in XSell, which is poised to accelerate growth investments in its business. The remainder reflects other expense related to the acquisition of TMC. The amounts in the other interest income (expense), net, however, exclude the potential impact of any future foreign exchange gains or losses.

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

During the three months ended March 31, 2021, cash increased due to an increase of $40.2 million from operating activities and $0.1 million of other miscellaneous cash inflows, partially offset by $15.0 million used to repay long-term debt, $9.4 million used for capital expenditures, $3.4 million used to pay taxes related to net share settlement of equity awards, $0.3 million to purchase intangible assets and $0.2 million related to paying for an acquisition, resulting in a $9.6 million increase in available cash, cash equivalents and restricted cash (including the unfavorable effects of foreign currency exchange rates on cash, cash equivalents and restricted cash of $2.4 million).

Net cash flows provided by operating activities for the three months ended March 31, 2021 were $40.2 million, compared to $28.5 million for the comparable period in 2020. The $11.7 million increase in net cash flows from operating activities was due to an $11.1 million increase in net income and a net increase of $1.9 million in non-cash reconciling items, such as stock compensation, net impairment, depreciation, amortization, deferred income taxes, unrealized foreign currency transaction gains (losses), and net unrealized gains (losses) and premiums on financial instruments, partially offset by a $1.3 million decrease in cash flows from assets and liabilities. The $1.3 million decrease in 2021 from 2020 in cash flows from assets and liabilities was principally a result of a $4.7 million decrease in other liabilities and a $2.0 million change in operating lease assets and liabilities, partially offset by a $2.4 million decrease in other assets, a $1.5 million increase in deferred revenue and customer liabilities and a $1.5 million change in net taxes payable. The $4.7 million decrease in the change in other liabilities was primarily due to a $5.3 million decrease related to the timing of accrued employee compensation and benefits. The $2.4 million decrease in the change in other assets was primarily due to a $3.5 million decrease in prepaid assets driven by a $3.8 million increase in prepaid insurance in the prior year.

Capital expenditures, which are generally funded by cash generated from operating activities, available cash balances and borrowings available under our credit facilities, were $9.4 million for the three months ended March 31, 2021, compared to $11.8 million for the comparable period in 2020, a decrease of $2.4 million. In 2021, we anticipate capital expenditures in the range of $47.0 million to $53.0 million, primarily for systems infrastructure upgrades and additions as well as new seat additions.

On February 14, 2019, we entered into a $500 million senior revolving credit facility (the “2019 Credit Agreement”) with a group of lenders, KeyBank National Association, as Administrative Agent, Swing Line Lender and Issuing Lender (“KeyBank”), the lenders named therein, and KeyBanc Capital Markets Inc. as Lead Arranger and Sole Book Runner. The 2019 Credit Agreement is subject to certain borrowing limitations and includes certain customary financial and restrictive covenants. We are not currently aware of any inability of our lenders to provide access to the full commitment of funds that exist under the 2019 Credit Agreement, if necessary.  However, there can be no assurance that such facility will be available to us, even though it is a binding commitment of the financial institutions. The 2019 Credit Agreement will mature on February 14, 2024. As of March 31, 2021, we were in compliance with all loan requirements of the 2019 Credit Agreement and had $48.0 million of outstanding borrowings under this facility. For additional discussion of our credit agreements, see Note 18, Borrowings in the “Notes to the Consolidated Financial Statements” section of our Annual Report on Form 10-K for the year ended December 31, 2020.

Our credit agreements had an average daily utilization of $54.0 million and $63.8 million during the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021 and 2020, the related interest expense, excluding the commitment fee and the amortization of deferred loan fees, was $0.2 million and $0.4 million, respectively, which represented weighted average interest rates of 1.2% and 2.7%, respectively.

We repaid $15.0 million, net, of long-term debt outstanding under the 2019 Credit Agreement during the three months ended March 31, 2021.  Our future interest expense for the remainder of 2021 will vary based on our usage of the 2019 Credit Agreement and market interest rates.

We are currently under audit in several tax jurisdictions. We believe we have adequate reserves related to all matters pertaining to these audits. Should we experience unfavorable outcomes from these audits, such outcomes could have a significant impact on our financial condition, results of operations and cash flows.

As part of the July 1, 2018 WhistleOut Pty Ltd acquisition, an AUD 14.0 million three-year retention bonus is payable in installments on or around July 1, 2019, 2020 and 2021. We paid the first installment of AUD 6.0 million ($4.2 million) in July 2019. We accelerated the 2021 installment of the retention bonus and paid AUD 8.0 million ($5.6 million) in July 2020, which represented both the 2020 and 2021 installments. No further amounts are due. Also, as part of the Symphony acquisition on November 1, 2018, a portion of the purchase price, with an acquisition date present value of GBP 7.9 million ($10.0 million), was deferred and is payable in equal installments over three years, on or around November 1, 2019, 2020 and 2021. We paid the first installment of GBP 2.7 million ($3.3 million) in October 2019 and the second installment of GBP 2.7 million ($3.4 million) in October 2020. The Symphony deferred purchase price was included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020.As part of the December 31, 2020 TMC acquisition, $17.4 million of the purchase price was deferred and is payable on December 31, 2027, the seventh anniversary of the closing. In the event TMC’s previous owner remains employed by us or one of our subsidiaries on December 31, 2022, the second anniversary of the closing, the deferred payment will be accelerated and due at that time. The TMC deferred purchase price was included in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020.

As of March 31, 2021, we had $112.8 million in cash and cash equivalents, of which approximately 87.2%, or $98.3 million, was held in international operations. Most of these funds will not be subject to additional taxes in the United States if repatriated; however, certain jurisdictions may impose additional withholding taxes. There are circumstances where we may be unable to repatriate some of the cash and cash equivalents held by our international operations due to country restrictions.

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

Our cash resources could also be affected by various risks and uncertainties, including but not limited to, the risks described in our Annual Report on Form 10-K for the year ended December 31, 2020.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

Contractual Obligations

There have not been any material changes to the outstanding contractual obligations outside of the ordinary course of business from the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2020.

Critical Accounting Estimates

See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of our critical accounting estimates, including a description of the methods and key assumptions used and how the key assumptions were determined.

New Accounting Standards Not Yet Adopted

See Note 1, Overview and Basis of Presentation, in the accompanying “Notes to Condensed Consolidated Financial Statements” for information related to recent accounting pronouncements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to market risk in the normal course of business due primarily to our borrowings and cash-management activities, which are subject to interest rate risk, and to our foreign business operations, which are subject to foreign exchange rate risk.  Our market risk disclosures set forth in our Annual Report on Form 10-K for the year ended December 31, 2020 have not otherwise changed significantly.

For a discussion of current market conditions resulting from the COVID-19 pandemic, refer to Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and to Part II, Item 1A, “Risk Factors.”

Fluctuations in Quarterly Results

For the year ended December 31, 2020, quarterly revenues as a percentage of total consolidated annual revenues were approximately 24%, 25%, 25% and 26%, respectively, for each of the respective quarters of the year. We have experienced and anticipate that in the future we will experience variations in quarterly revenues. The variations are due to the timing of new contracts and renewal of existing contracts, the timing and frequency of client spending for customer experience management services, non-U.S. currency fluctuations, and the seasonal pattern of customer experience management support and fulfillment services.

Item 4.  Controls and Procedures

As of March 31, 2021, under the direction of our Chief Executive Officer and Chief Finance Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Finance Officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of March 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except for the change discussed under “Change in Internal Control over Financial Reporting” below.

Change in Internal Control over Financial Reporting

On December 31, 2020, we acquired TMC. We have excluded TMC from our assessment of the effectiveness of our internal control over financial reporting as of March 31, 2021 as we are currently integrating policies, processes, people, technology and operations for the combined companies.  Management will continue to evaluate our internal control over financial reporting as we execute on our integration activities.

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

Item 1A.  Risk Factors

For risk factors, see Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On August 18, 2011, as amended on March 16, 2016, the Company’s Board of Directors approved the 2011 Share Repurchase program with no stated expiration date. The Company is authorized to repurchase 10.0 million shares, of which 8.3 million shares have been repurchased to date. There were no share repurchases during the three months ended March 31, 2021.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

The following documents are filed as an exhibit to this Report:

No.	Description

15	Awareness letter.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).

31.2	Certification of Chief Finance Officer, pursuant to Rule 13a-14(a).

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. §1350.

32.2*	Certification of Chief Finance Officer, pursuant to 18 U.S.C. §1350.

101.INS+	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

104+	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included in Exhibit 101)

*	Furnished herewith as an Exhibit.
+	Submitted electronically with this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYKES ENTERPRISES, INCORPORATED
(Registrant)

Date: May 5, 2021	By:	/s/ John Chapman
John Chapman
Chief Finance Officer
(Principal Financial and Accounting Officer)