Form 10-Q
period 2021-06-30
SYKES ENTERPRISES INC
filed 2021-08-09
CIK 1010612

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2021

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

As of July 15, 2021, there were 39,797,116 outstanding shares of common stock.

Sykes Enterprises, Incorporated and Subsidiaries

Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets

(Unaudited)

(in thousands, except per share data)	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$103,209	$103,077
Receivables, net of allowance of $4.8 million and $4.8 million, respectively	418,105	415,746
Prepaid expenses	22,690	21,348
Other current assets	22,802	19,718
Total current assets	566,806	559,889
Property and equipment, net	116,797	121,084
Operating lease right-of-use assets	132,032	158,866
Goodwill, net	299,669	299,409
Intangibles, net	227,891	233,975
Deferred charges and other assets	63,249	62,582
	$1,406,444	$1,435,805
Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$30,277	$32,049
Accrued employee compensation and benefits	138,810	147,212
Income taxes payable	1,745	3,521
Deferred revenue and customer liabilities	24,270	24,802
Operating lease liabilities	48,321	55,928
Other accrued expenses and current liabilities	36,401	31,994
Total current liabilities	279,824	295,506
Long-term debt	23,000	63,000
Long-term income tax liabilities	19,607	21,586
Long-term operating lease liabilities	100,342	126,336
Other long-term liabilities	39,028	35,723
Total liabilities	461,801	542,151

Commitments and loss contingencies (Note 11)

Shareholders' equity:
Preferred stock, $0.01 par value per share, 10,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.01 par value per share, 200,000 shares authorized; 39,797 and 39,614 shares issued, respectively	398	396
Additional paid-in capital	303,065	298,037
Retained earnings	687,158	639,000
Accumulated other comprehensive income (loss)	(42,786)	(40,999)
Treasury stock at cost: 144 and 135 shares, respectively	(3,192)	(2,780)
Total shareholders' equity	944,643	893,654
	$1,406,444	$1,435,805

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Revenues	$448,885	$416,833	$906,771	$827,999
Operating expenses:
Direct salaries and related costs	292,086	268,433	591,563	535,378
General and administrative	110,924	102,664	220,551	205,911
Depreciation, net	12,809	12,630	25,924	25,091
Amortization of intangibles	2,959	4,093	5,946	8,212
Impairment of long-lived assets	386	1,800	1,536	1,800
Total operating expenses	419,164	389,620	845,520	776,392
Income from operations	29,721	27,213	61,251	51,607

Other income (expense):
Interest income	103	165	201	428
Interest (expense)	(382)	(560)	(805)	(1,280)
Other income (expense), net	92	1,797	(230)	(2,996)
Total other income (expense), net	(187)	1,402	(834)	(3,848)

Income before income taxes	29,534	28,615	60,417	47,759
Income taxes	6,354	6,385	12,259	11,611
Net income	$23,180	$22,230	$48,158	$36,148

Net income per common share:
Basic	$0.58	$0.55	$1.21	$0.89
Diluted	$0.58	$0.55	$1.21	$0.88

Weighted average common shares outstanding:
Basic	39,779	40,318	39,711	40,726
Diluted	39,942	40,380	39,951	40,857

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Comprehensive Income (Loss)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Net income	$23,180	$22,230	$48,158	$36,148
Other comprehensive income (loss), net of taxes:
Foreign currency translation adjustments	1,511	8,311	(2,952)	(13,039)
Unrealized gain (loss) on cash flow hedging instruments, net of taxes	186	(253)	1,177	(1,595)
Unrealized actuarial gain (loss) related to pension liability, net of taxes	(5)	16	(12)	(1)
Unrealized gain (loss) on postretirement obligation, net of taxes	—	(22)	—	(44)
Other comprehensive income (loss), net of taxes	1,692	8,052	(1,787)	(14,679)
Comprehensive income (loss)	$24,872	$30,282	$46,371	$21,469

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Common Stock		Additional		Accumulated Other
(in thousands)	Shares Issued	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2020	39,614	$396	$298,037	$639,000	$(40,999)	$(2,780)	$893,654
Stock-based compensation expense	—	—	4,751	—	—	—	4,751
Issuance of common stock under equity award plans, net of forfeitures	241	2	287	—	—	(289)	—
Shares withheld for taxes paid related to net share settlement of equity awards	(76)	(1)	(3,440)	—	—	—	(3,441)
Comprehensive income (loss)	—	—	—	24,978	(3,479)	—	21,499
Balance at March 31, 2021	39,779	397	299,635	663,978	(44,478)	(3,069)	916,463
Stock-based compensation expense	—	—	3,618	—	—	—	3,618
Issuance of common stock under equity award plans, net of forfeitures	25	1	122	—	—	(123)	—
Shares withheld for taxes paid related to net share settlement of equity awards	(7)	—	(310)	—	—	—	(310)
Retirement of treasury stock	—	—	—	—	—	—	—
Comprehensive income (loss)	—	—	—	23,180	1,692	—	24,872
Balance at June 30, 2021	39,797	$398	$303,065	$687,158	$(42,786)	$(3,192)	$944,643

	Common Stock		Additional		Accumulated Other
(in thousands)	Shares Issued	Amount	Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Total
Balance at December 31, 2019	41,549	$416	$288,935	$634,668	$(47,001)	$(2,543)	$874,475
Stock-based compensation expense	—	—	1,860	—	—	—	1,860
Issuance of common stock under equity award plans, net of forfeitures	(146)	(2)	69	—	—	(67)	—
Shares withheld for taxes paid related to net share settlement of equity awards	(39)	—	(1,009)	—	—	—	(1,009)
Repurchase of common stock	—	—	—	—	—	(22,909)	(22,909)
Retirement of treasury stock	(860)	(9)	(26)	(22,874)	—	22,909	—
Comprehensive income (loss)	—	—	—	13,918	(22,731)	—	(8,813)
Balance at March 31, 2020	40,504	405	289,829	625,712	(69,732)	(2,610)	843,604
Stock-based compensation expense	—	—	2,042	—	—	—	2,042
Issuance of common stock under equity award plans, net of forfeitures	57	1	82	—	—	(83)	—
Shares withheld for taxes paid related to net share settlement of equity awards	(6)	—	(124)	—	—	—	(124)
Repurchase of common stock	—	—	—	—	—	(13,019)	(13,019)
Retirement of treasury stock	(500)	(5)	(15)	(12,999)	—	13,019	—
Comprehensive income (loss)	—	—	—	22,230	8,052	—	30,282
Balance at June 30, 2020	40,055	$401	$291,814	$634,943	$(61,680)	$(2,693)	$862,785

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in thousands)	2021	2020
Cash flows from operating activities:
Net income	$48,158	$36,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	25,948	25,206
Amortization of intangibles	5,946	8,212
Amortization of deferred grants	(480)	(170)
Impairment losses	1,536	1,800
Unrealized foreign currency transaction (gains) losses, net	1,948	510
Stock-based compensation expense	8,369	3,902
Deferred income tax provision (benefit)	(846)	564
Net (gain) loss on lease termination	(1,670)	—
Bad debt expense (reversals)	236	1,129
Unrealized (gains) losses and premiums on financial instruments, net	(521)	665
(Earnings) losses from equity method investees	1,535	547
Other	1,011	(104)
Changes in assets and liabilities, net of acquisitions:
Receivables, net	(6,793)	294
Prepaid expenses	(1,364)	(239)
Other current assets	(1,097)	(263)
Deferred charges and other assets	(943)	238
Accounts payable	(4,702)	(4,184)
Income taxes receivable / payable	(3,481)	2,324
Accrued employee compensation and benefits	(6,731)	6,998
Other accrued expenses and current liabilities	6,241	(279)
Deferred revenue and customer liabilities	(938)	(1,666)
Other long-term liabilities	676	6,585
Operating lease assets and liabilities	(6,138)	(1,575)
Net cash provided by operating activities	65,900	86,642
Cash flows from investing activities:
Capital expenditures	(19,103)	(22,880)
Cash paid for business acquisitions, net of cash acquired	(165)	—
Purchase of intangible assets	(252)	—
Sale of intangible assets	200	—
Other	59	592
Net cash (used for) investing activities	(19,261)	(22,288)

Sykes Enterprises, Incorporated and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Continued)

	Six Months Ended June 30,
(in thousands)	2021	2020
Cash flows from financing activities:
Payments of long-term debt	(40,000)	(47,000)
Proceeds from issuance of long-term debt	—	23,000
Cash paid for repurchase of common stock	—	(35,928)
Taxes paid related to net share settlement of equity awards	(3,751)	(1,133)
Net cash (used for) financing activities	(43,751)	(61,061)
Effects of exchange rates on cash, cash equivalents and restricted cash	(2,819)	(1,795)
Net increase (decrease) in cash, cash equivalents and restricted cash	69	1,498
Cash, cash equivalents and restricted cash – beginning	104,396	129,185
Cash, cash equivalents and restricted cash – ending	$104,465	$130,683

Supplemental disclosures of cash flow information:
Cash paid for amounts included in the measurement of operating lease liabilities	$35,307	$31,484
Cash paid during period for interest	$584	$1,009
Cash paid during period for income taxes	$17,457	$8,947
Non-cash transactions:
Net right-of-use assets arising from new or remeasured operating lease liabilities	$1,836	$12,976
Capital expenditures incurred but not yet paid	$9,187	$4,978
Unrealized gain (loss) on postretirement obligation, net of taxes, in accumulated other comprehensive income (loss)	$—	$(44)
Property and equipment acquired under grant agreement	$2,136	$—

See accompanying Notes to Condensed Consolidated Financial Statements.

Sykes Enterprises, Incorporated and Subsidiaries

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2021 and 2020

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

Proposed Transaction with Sitel Group

On June 17, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sitel Worldwide Corporation, a Delaware corporation (“Parent”), and Florida Mergersub, Inc., a Florida corporation and wholly owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are subsidiaries of Sitel Group, a global provider of customer experience products and solutions. Pursuant to the Merger Agreement, and subject to the terms thereof, Parent will acquire each share of the Company’s common stock (“Company Common Stock”) issued and outstanding immediately prior to the effective time of the merger contemplated by the Merger Agreement for $54.00 in cash, without interest and subject to any required tax withholding (the “Merger”).

Consummation of the Merger is subject to customary closing conditions, including, among others, (i) the absence of certain legal impediments that prohibit the consummation of the Merger and the other transactions contemplated by the Merger Agreement, (ii) receipt of certain regulatory clearances, including, the expiration or termination of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the adoption of the Merger Agreement by the holders of a majority of the issued and outstanding shares of Company Common Stock and (iv) all consents, approvals, clearances and other authorizations of any governmental entity.

The foregoing description of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by reference to, the full text of the Merger Agreement, which was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 21, 2021.

In connection with the Merger, the Company has incurred, and will continue to incur, merger-related legal and advisory costs, some of which are contingent on the closing of the Merger. Transaction expenses associated with the proposed Merger of $3.5 million were recorded in “General and administrative” costs in the Other segment in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021. The Company expects the Merger to close in the second half of 2021.

Coronavirus

On March 11, 2020, the World Health Organization characterized the novel coronavirus (“COVID-19”) a pandemic. The global nature, rapid spread and continually evolving response by governments throughout the world to combat the spread has had a negative impact on the global economy. Certain of the Company’s customer experience management centers have been impacted by local government actions restricting facility access or are operating at lower capacity utilization levels to achieve social distancing. The Company is committed to the health and safety of its workforce and ensuring business continuity for the brands it serves. In response, the Company has shifted as many employees as possible to a work-at-home model. As of the middle of July 2021, approximately 69% of agents assigned to the Company’s brick-and-mortar facilities have temporarily transitioned to a work-at-home model, 30% are working in centers and 1% of the Company’s agents are idle primarily due to the lack of technical infrastructure to work from home. The Company’s operations in the Philippines, El Salvador and Mexico have been most impacted by the governmental restrictions.

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

Exit of Leased Space

The Company continues to reevaluate its real estate footprint in connection with the transition of a portion of its workforce to a permanent remote working environment in both the Americas and EMEA. Since April 2020, the Company has decided to terminate, sublease or abandon leases prior to the end of their lease terms at certain of its sites as approximately 4,200 seats transitioned from brick and mortar to at home agents. As such, the Company recorded cumulative impairments of right-of-use (“ROU”) assets of $13.4 million and impairments of property and equipment of $7.6 million related to these actions since the initiation of its reevaluation in April 2020, of which $0.7 million of ROU assets and $0.5 million of property and equipment impairments were recorded during the six months ended June 30, 2021. See Note 4, Fair Value, in the accompanying “Notes to Condensed Consolidated Financial Statements” for further information.

Taylor Media Corp. Acquisition

On December 31, 2020, through its wholly-owned subsidiary, Clear Link Technologies, LLC, the Company completed the acquisition of Taylor Media Corp. (“TMC”), a personal finance digital media company and owner of The Penny Hoarder. Of the total initial purchase price of $104.9 million, $87.2 million was paid upon closing using $63.0 million of additional borrowings under our credit agreement as well as cash on hand. Of the remaining $17.7 million of the purchase price, $0.2 million was used to repay outstanding debt and $17.5 million of the purchase price was deferred and is payable on December 31, 2027, the seventh anniversary of the closing. In the event TMC’s previous owner remains employed by the Company or one of its subsidiaries on December 31, 2022, the second anniversary of the closing, the deferred payment will be accelerated and due at that time. The deferred purchase price was included in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020.

The Company accounted for the TMC acquisition in accordance with ASC 805, Business Combinations (“ASC 805”), whereby the purchase price paid was allocated to the tangible and identifiable intangible assets acquired and liabilities assumed based on their estimated fair values as of the closing date. The Company completed its final purchase price allocation of the assets acquired and liabilities assumed during the three months ended June 30, 2021 and no entries were recorded as a result. The final purchase price allocation resulted in $2.2 million of cash, $6.7 million of accounts receivable, $87.9 million of intangible assets, primarily domain names, content library and customer relationships, $4.2 million of other assets, $9.0 million of goodwill and $5.1 million of liabilities.

The Company has reflected TMC’s assets and liabilities in its consolidated balance sheet as of December 31, 2020 and the results of TMC’s operations have been reflected in its consolidated financial statements in the Americas segment since January 1, 2021.

Basis of Presentation — The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles” or “U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for any future quarters or the year ending December 31, 2021. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on February 26, 2021.

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

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported in the Condensed Consolidated Balance Sheets that sum to the amounts reported in the Condensed Consolidated Statements of Cash Flows (in thousands):

	June 30, 2021	December 31, 2020	June 30, 2020	December 31, 2019
Cash and cash equivalents	$103,209	$103,077	$129,050	$127,246
Restricted cash included in "Other current assets"	290	355	318	568
Restricted cash included in "Deferred charges and other assets"	966	964	1,315	1,371
	$104,465	$104,396	$130,683	$129,185

Allowance for Doubtful Accounts — The Company recorded a $0.2 million and $1.1 million increase to the allowance for credit losses related to its short-term trade receivables primarily as a result of deterioration in certain clients’ credit ratings reflecting current and expected economic conditions during the six months ended June 30, 2021 and 2020, respectively, and wrote off $0.2 million and $0.4 million of the allowance for credit losses related to certain short-term trade receivables deemed to be uncollectible during the six months ended June 30, 2021 and 2020, respectively. The Company recorded a $0.1 million increase to the allowance for credit losses related to its long-term trade receivables during the six months ended June 30, 2021 (none in 2020).

Customer-Acquisition Advertising Costs — The Company’s advertising costs are expensed as incurred. Total advertising costs included in “Direct salaries and related costs” in the accompanying Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Customer-acquisition advertising costs	21,297	9,826	$40,862	$20,008

New Accounting Standards Not Yet Adopted

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Compensation – Reference Rate Reform (Topic 848) – Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides companies with optional guidance, including expedients and exceptions for applying generally accepted accounting principles to contracts and other transactions affected by reference rate reform, such as the London Interbank Offered Rate (“LIBOR”).  These amendments are effective for all entities as of March 12, 2020 and an entity may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact of the transition from LIBOR to alternative reference interest rates but does not expect a material impact on its financial position, results of operations or cash flows.

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

The following table represents revenues from contracts with customers disaggregated by service type and by the reportable segment for each category for the periods indicated (in thousands):

	Three Months Ended June 30,
	2021		2020
	Amount	% of Revenue	Amount	% of Revenue
Americas:
Customer experience management solutions and services	$356,108	79.3%	$338,963	81.3%
Other revenues	319	0.1%	309	0.1%
Total Americas	356,427	79.4%	339,272	81.4%
EMEA:
Customer experience management solutions and services	86,950	19.4%	73,285	17.6%
Other revenues	5,505	1.2%	4,276	1.0%
Total EMEA	92,455	20.6%	77,561	18.6%
Other:
Other revenues	3	0.0%	—	0.0%
Total Other	3	0.0%	—	0.0%
	$448,885	100.0%	$416,833	100.0%

The following table represents revenues from contracts with customers disaggregated by service type and by the reportable segment for each category for the periods indicated (in thousands):

	Six Months Ended June 30,
	2021		2020
	Amount	% of Revenue	Amount	% of Revenue
Americas:
Customer experience management solutions and services	$719,561	79.4%	$671,577	81.1%
Other revenues	585	0.0%	621	0.1%
Total Americas	720,146	79.4%	672,198	81.2%
EMEA:
Customer experience management solutions and services	176,286	19.4%	145,918	17.6%
Other revenues	10,336	1.2%	9,876	1.2%
Total EMEA	186,622	20.6%	155,794	18.8%
Other:
Other revenues	3	0.0%	7	0.0%
Total Other	3	0.0%	7	0.0%
	$906,771	100.0%	$827,999	100.0%

Trade Accounts Receivable

The Company’s noncurrent trade accounts receivable result from contracts with customers that include renewal provisions and contracts with customers under multi-year arrangements. The Company’s trade accounts receivable, net, consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Trade accounts receivable, net, current (1)	$401,251	$398,112
Trade accounts receivable, net, noncurrent (2)	30,408	30,021
	$431,659	$428,133

(1) Included in “Receivables, net” in the accompanying Condensed Consolidated Balance Sheets.

(2) Included in “Deferred charges and other assets” in the accompanying Condensed Consolidated Balance Sheets.

Deferred Revenue and Customer Liabilities

Deferred revenue and customer liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Deferred revenue	$3,322	$2,916
Customer arrangements with termination rights	15,479	15,771
Estimated refund liabilities	5,469	6,115
	$24,270	$24,802

The Company expects to recognize the majority of its deferred revenue as of June 30, 2021 over the next 180 days. Revenues of $0.1 million and $0.2 million were recognized during the three months ended June 30, 2021 and 2020, respectively, and $2.9 million and $2.9 million were recognized during the six months ended June 30, 2021 and 2020, respectively, from amounts included in deferred revenue at December 31, 2020 and 2019, respectively.

The Company expects to recognize the majority of the customer arrangements with termination rights into revenue as the Company has not historically experienced a high rate of contract terminations.

Estimated refund liabilities are generally resolved within 180 days, once it is determined whether the requisite service levels and client requirements were achieved to settle the contingency.

Note 3. Leases

The Company leases facilities for its corporate headquarters, many of its customer experience management centers, several regional support offices and data centers. These leases are classified as operating leases in accordance with ASC 842, Leases, and are included in “Operating lease right-of-use assets,” “Operating lease liabilities” and “Long-term operating lease liabilities” in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2021. The Company has no finance leases.

Lease costs, net of sublease income, of $15.3 million and $15.5 million for the three months ended June 30, 2021 and 2020, respectively, and $30.9 million and $31.5 million for the six months ended June 30, 2021 and 2020, respectively, were primarily included in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations.

Additional supplemental information related to leases was as follows:

	June 30, 2021	December 31, 2020
Weighted average remaining lease term of operating leases	4.2 years	4.3 years
Weighted average discount rate of operating leases	3.4%	3.4%

Maturities of operating lease liabilities as of June 30, 2021 were as follows (in thousands):

Amount
2021 (remainder of the year)	$25,367
2022	47,200
2023	31,600
2024	21,999
2025	14,725
2026 and thereafter	19,706
Total future lease payments	160,597
Less: Imputed interest	11,934
Present value of future lease payments	148,663
Less: Operating lease liabilities	48,321
Long-term operating lease liabilities	$100,342

Exit of Leased Space

The Company continues to reevaluate its real estate footprint in connection with a transition of a portion of its workforce to a permanent remote working environment in both the Americas and EMEA. Since April 2020, the Company decided to terminate, sublease or abandon leases prior to the end of their lease terms at certain of its sites and recorded impairments of ROU assets as a result (see Note 4, Fair Value, for further information). During the three and six months ended June 30, 2021, the Company terminated two leases which resulted in a $1.7 million gain on lease terminations which was recorded in “General and administrative” costs in the accompanying Condensed Consolidated Statements of Operations.

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

Cash, Short-Term and Other Investments and Accounts Payable — The carrying values for cash, short-term and other investments, and accounts payable approximate their fair values.

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

The Company's assets and liabilities measured at fair value on a recurring basis subject to the requirements of ASC 820 consisted of the following (in thousands):

		Fair Value Measurements Using:
	Balance at	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	June 30, 2021	Level 1	Level 2	Level 3
Assets:
Foreign currency contracts (1)	$617	$—	$617	$—
Equity investments held in rabbi trust for the Deferred Compensation Plan (2)	14,357	14,357	—	—
Debt investments held in rabbi trust for the Deferred Compensation Plan (2)	5,242	5,242	—	—
	$20,216	$19,599	$617	$—
Liabilities:
Foreign currency contracts (1)	$1,076	$—	$1,076	$—
	$1,076	$—	$1,076	$—

		Fair Value Measurements Using:
	Balance at	Quoted Prices in Active Markets For Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	December 31, 2020	Level 1	Level 2	Level 3
Assets:
Foreign currency contracts (1)	$337	$—	$337	$—
Equity investments held in rabbi trust for the Deferred Compensation Plan (2)	11,263	11,263	—	—
Debt investments held in rabbi trust for the Deferred Compensation Plan (2)	5,517	5,517	—	—
	$17,117	$16,780	$337	$—
Liabilities:
Foreign currency contracts (1)	$2,478	$—	$2,478	$—
	$2,478	$—	$2,478	$—

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

The following table summarizes the total impairment losses in the accompanying Condensed Consolidated Statements of Operations related to nonrecurring fair value measurements of certain assets (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Americas:
Property and equipment, net	$386	$760	$442	$760
Operating lease right-of-use assets	—	1,040	301	1,040
	386	1,800	743	1,800
EMEA:
Property and equipment, net	—	—	77	—
Operating lease right-of-use assets	—	—	398	—
	—	—	475	—
Other:
Property and equipment, net	—	—	318	—

	$386	$1,800	$1,536	$1,800

The Company continues to reevaluate its real estate footprint in connection with a shift of a portion of its workforce to a permanent remote working environment in both the Americas and EMEA and transitioned approximately 4,200 seats from brick and mortar to at home agents since April 2020. The Company decided to terminate, sublease or abandon leases prior to the end of their lease terms at certain of its sites and recorded impairment losses related to the exit of leased facilities and the leasehold improvements, equipment, furniture and fixtures located in these sites which were not recoverable.

As the fair value of certain ROU assets was less than the carrying value, the Company recognized an impairment of the applicable ROU assets, reducing the carrying value of the ROU assets to an estimated fair value of $0.4 million and $5.0 million during the six months ended June 30, 2021 and 2020, respectively. The fair value of the ROU assets where the Company intends to sublease was estimated using Level 2 inputs such as market comparables to estimate future cash flows expected from sublease income over the remaining lease terms. Further changes in the estimated amount or timing of cash flows from sublease arrangements could result in additional impairment charges. The impairment of property and equipment reduced the carrying value of the applicable assets to their fair value of $0 during the six months ended June 30, 2021 and 2020, respectively.

The Company also recorded an impairment charge of $0.3 million during the six months ended June 30, 2021 related to software that was no longer being utilized.  The impairment of the software reduced the carrying value of the applicable asset to its fair value of $0.

Note 5. Goodwill and Intangible Assets

Intangible Assets

The following table presents the Company’s purchased intangible assets as of June 30, 2021 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Intangible assets subject to amortization:
Customer relationships	$195,587	$(138,830)	$56,757	10
Trade names and trademarks	7,955	(3,743)	4,212	8
Non-compete agreements	1,051	(872)	179	3
Content library	4,835	(965)	3,870	5
Proprietary software	870	(870)	—	5
	210,298	(145,280)	65,018	9
Intangible assets not subject to amortization:
Domain names	162,873	—	162,873	N/A
	$373,171	$(145,280)	$227,891

The following table presents the Company’s purchased intangible assets as of December 31, 2020 (in thousands):

	Gross Intangibles	Accumulated Amortization	Net Intangibles	Weighted Average Amortization Period (years)
Intangible assets subject to amortization:
Customer relationships	$195,116	$(133,689)	$61,427	10
Trade names and trademarks	7,918	(3,225)	4,693	8
Non-compete agreements	1,100	(712)	388	3
Content library	4,851	(551)	4,300	5
Proprietary software	870	(835)	35	5
	209,855	(139,012)	70,843	9
Intangible assets not subject to amortization:
Domain names	163,132	—	163,132	N/A
	$372,987	$(139,012)	$233,975

The Company’s estimated future amortization expense for the succeeding years relating to the purchased intangible assets resulting from acquisitions completed prior to June 30, 2021 is as follows (in thousands):

Amount
2021 (remainder of the year)	$5,803
2022	10,421
2023	8,311
2024	8,077
2025	7,963
2026	6,982
2027 and thereafter	17,461

Goodwill

Changes in goodwill for the six months ended June 30, 2021 consisted of the following (in thousands):

	January 1, 2021	Acquisition- Related (1)	Impairment	Effect of Foreign Currency	June 30, 2021
Americas	$269,472	$176	$—	$393	$270,041
EMEA	29,937	—	—	(309)	29,628
	$299,409	$176	$—	$84	$299,669

Changes in goodwill for the year ended December 31, 2020 consisted of the following (in thousands):

	January 1, 2020	Acquisition- Related (1)	Impairment (2)	Effect of Foreign Currency	December 31, 2020
Americas	$259,953	$8,851	$—	$668	$269,472
EMEA	51,294	—	(21,792)	435	29,937
	$311,247	$8,851	$(21,792)	$1,103	$299,409

(1) The six months ended June 30, 2021 includes the impact of adjustments to acquired goodwill upon refinements of the purchase price allocation of TMC’s assets acquired and liabilities assumed.  The year ended December 31, 2020 includes the goodwill recorded related to the TMC acquisition.

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

The Symphony reporting unit’s carrying value exceeded its fair value as of the July 31, 2020 annual impairment analysis, which resulted in a non-cash goodwill impairment of $21.8 million. Symphony’s on-site consulting model has been negatively impacted by travel and shelter-in-place restrictions imposed by governments, as well as the shift by businesses to work from home in an attempt to reduce the spread of COVID-19. These restrictions have continued longer than initially anticipated and have resulted in further declines in the cash flow projections at Symphony for 2020 as well as the Company’s projections for 2021 at the time of the annual impairment test. There is significant uncertainty regarding the length of time these restrictions will remain in place. An additional impairment charge may arise in the future if Symphony’s operations experience a protracted delay in the resumption of its operations or a significant shift in client demand results from the economic downturn. As of June 30, 2021, the Company believes there was no impairment related to Symphony’s remaining $19.3 million of goodwill as no triggering events were identified during the three and six months ended June 30, 2021.

As of June 30, 2021, the Company believes there were no indicators of impairment related to Clearlink’s $83.4 million of goodwill (which includes goodwill from the TMC acquisition), Latin America’s $18.1 million of goodwill and Qelp’s $10.4 million of goodwill. It is possible that future changes in circumstances, including a more prolonged and/or severe pandemic, or future changes in the variable associated with the judgments, assumptions and estimates used in assessing the fair value of the reporting units, could require the Company to record additional non-cash impairment charges.

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

The deferred gains (losses) and related taxes on the Company’s cash flow hedges recorded in “Accumulated other comprehensive income (loss)” (“AOCI”) in the accompanying Condensed Consolidated Balance Sheets were as follows (in thousands):

	June 30, 2021	December 31, 2020
Deferred gains (losses) in AOCI	$(1,017)	$(2,188)
Tax on deferred gains (losses) in AOCI	3	(3)
Deferred gains (losses) in AOCI, net of taxes	$(1,014)	$(2,191)
Deferred gains (losses) expected to be reclassified to "Revenues" from AOCI during the next twelve months	$(869)

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

The Company had the following outstanding foreign currency forward contracts and options (in thousands):

	June 30, 2021		December 31, 2020
Contract Type	Notional Amount in USD	Settle Through Date	Notional Amount in USD	Settle Through Date
Cash flow hedges:
Options:
US Dollars/Philippine Pesos	$40,000	April 2022	$12,000	June 2021
Forwards:
US Dollars/Philippine Pesos	$2,000	August 2021	—	—
US Dollars/Costa Rican Colones	34,000	August 2022	36,000	December 2021
Euros/Hungarian Forints	1,138	December 2021	—	—
Euros/Romanian Leis	7,514	December 2021	—	—
Non-designated hedges:
Forwards	$8,693	November 2021	$12,439	November 2021

Master netting agreements exist with each respective counterparty to reduce credit risk by permitting net settlement of derivative positions. In the event of default by the Company or one of its counterparties, these agreements include a set-off clause that provides the non-defaulting party the right to net settle all derivative transactions, regardless of the currency and settlement date.  The maximum amount of loss due to credit risk that, based on gross fair value, the Company would incur if parties to the derivative transactions that make up the concentration failed to perform according to the terms of the contracts was $0.6 million and $0.3 million as of June 30, 2021 and December 31, 2020, respectively. After consideration of these netting arrangements and offsetting positions by counterparty, the total net settlement amount as it relates to these positions are asset positions of $0.5 million and $0.3 million as of June 30, 2021 and December 31, 2020, respectively, and liability positions of $1.0 million and $2.4 million as of June 30, 2021 and December 31, 2020, respectively.

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

The following tables present the fair value of the Company’s derivative instruments included in the accompanying Condensed Consolidated Balance Sheets (in thousands):

		Derivative Assets
	Balance Sheet Location	June 30, 2021	December 31, 2020
Derivatives designated as cash flow hedging instruments:
Foreign currency contracts	Other current assets	$341	$154
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other current assets	276	183
Total derivative assets		$617	$337

		Derivative Liabilities
	Balance Sheet Location	June 30, 2021	December 31, 2020
Derivatives designated as cash flow hedging instruments:
Foreign currency contracts	Other accrued expenses and current liabilities	$905	$2,253
Foreign currency contracts	Other long-term liabilities	148	—
		1,053	2,253
Derivatives not designated as hedging instruments:
Foreign currency contracts	Other accrued expenses and current liabilities	23	225
Total derivative liabilities		$1,076	$2,478

The following table presents the effect of the Company’s derivative instruments included in the accompanying condensed consolidated financial statements (in thousands):

	Location of Gains (Losses) in	Three Months Ended June 30,		Six Months Ended June 30,
	Net Income	2021	2020	2021	2020
Revenues		$448,885	$416,833	$906,771	$827,999

Derivatives designated as cash flow hedging instruments:
Gains (losses) recognized in AOCI:
Foreign currency contracts		$(504)	$1,179	(296)	868
Gains (losses) reclassified from AOCI:
Foreign currency contracts	Revenues	$(676)	$1,438	(1,433)	2,364
Derivatives not designated as hedging instruments:
Gains (losses) recognized from foreign currency contracts	Other income (expense), net	$(42)	$(164)	$(7)	$(410)

Note 7.  Investments Held in Rabbi Trust

The Company’s investments held in rabbi trust, classified as trading securities and included in “Other current assets” in the accompanying Condensed Consolidated Balance Sheets, at fair value, consist of the following (in thousands):

	June 30, 2021		December 31, 2020
	Cost	Fair Value	Cost	Fair Value
Mutual funds	$11,560	$19,599	$10,332	$16,780

The mutual funds held in rabbi trust were 73% equity-based and 27% debt-based as of June 30, 2021. Net investment gains (losses) included in “Other income (expense), net” in the accompanying Condensed Consolidated Statements of Operations consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net realized gains (losses) from sale of trading securities	$309	$12	$734	$62
Dividend and interest income	41	48	73	81
Net unrealized holding gains (losses)	773	1,756	841	(384)
	$1,123	$1,816	$1,648	$(241)

Note 8. Accumulated Other Comprehensive Income (Loss)

The components of accumulated other comprehensive income (loss) consist of the following (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Net Investment Hedge	Unrealized Gain (Loss) on Cash Flow Hedging Instruments	Unrealized Actuarial Gain (Loss) Related to Pension Liability	Unrealized Gain (Loss) on Postretirement Obligation	Total
Balance at January 1, 2020	$(52,749)	$1,046	$2,290	$2,324	$88	$(47,001)
Pre-tax amount	12,461	—	(839)	(1,914)	—	9,708
Tax (provision) benefit	—	—	(253)	182	—	(71)
Reclassification of (gain) loss to net income	—	—	(3,418)	(129)	(88)	(3,635)
Foreign currency translation	(162)	—	29	133	—	—
Balance at December 31, 2020	(40,450)	1,046	(2,191)	596	—	(40,999)
Pre-tax amount	(2,927)	—	(296)	—	—	(3,223)
Tax (provision) benefit	—	—	11	1	—	12
Reclassification of (gain) loss to net income	—	—	1,428	(4)	—	1,424
Foreign currency translation	(25)	—	34	(9)	—	—
Balance at June 30, 2021	$(43,402)	$1,046	$(1,014)	$584	$—	$(42,786)

The following table summarizes the amounts reclassified to net income from accumulated other comprehensive income (loss) and the associated line item in the accompanying Condensed Consolidated Statements of Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,		Statements of Operations
	2021	2020	2021	2020	Location
Gain (loss) on cash flow hedging instruments: (1)
Pre-tax amount	$(676)	$1,438	$(1,433)	$2,364	Revenues
Tax (provision) benefit	4	(42)	5	(70)	Income taxes
Reclassification to net income	(672)	1,396	(1,428)	2,294
Actuarial gain (loss) related to pension liability: (2)
Pre-tax amount	2	23	3	46	Other income (expense), net
Tax (provision) benefit	1	4	1	7	Income taxes
Reclassification to net income	3	27	4	53
Gain (loss) on postretirement obligation: (2)(3)
Reclassification to net income	—	22	—	44	Other income (expense), net
	$(669)	$1,445	$(1,424)	$2,391

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

Note 9. Income Taxes

The Company’s effective tax rates were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Effective tax rate	21.5%	22.3%	20.3%	24.3%

The decrease in the effective tax rate for the three months ended June 30, 2021 as compared to 2020 was primarily due to a $1.0 million discrete tax benefit relating to changes in the Company’s valuation allowances, which was partially offset by the UK tax rate change during the three months ended June 30, 2021. The decrease was also affected by shifts in earnings among the various jurisdictions in which the Company operates. Several additional factors, none of which were individually material, also impacted the rate. The difference between the Company’s effective tax rate as compared to the U.S. statutory federal tax rate of 21.0% was primarily due to the tax impact of permanent differences, state income and foreign withholding taxes, partially offset by the recognition of net tax benefits resulting from foreign tax rate differentials, income earned in certain tax holiday jurisdictions and tax credits.

The decrease in the effective tax rate for the six months ended June 30, 2021 as compared to 2020 was primarily due to $2.0 million in discrete tax benefits relating to changes in the Company’s valuation allowances, the Philippines tax law change and stock compensation recognized, partially offset by the UK tax rate change during the six months ended June 30, 2021. The decrease was also affected by shifts in earnings among the various jurisdictions in which the Company operates. Several additional factors, none of which were individually material, also impacted the rate. The difference between the Company’s effective tax rate as compared to the U.S. statutory federal tax rate of 21.0% was primarily due to the recognition of net tax benefits resulting from foreign tax rate differentials, income earned in certain tax holiday jurisdictions and tax credits, partially offset by the tax impact of permanent differences, state income and foreign withholding taxes.

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

The numbers of shares used in the earnings per share computation were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic:
Weighted average common shares outstanding	39,779	40,318	39,711	40,726
Diluted:
Dilutive effect of stock appreciation rights, restricted stock, restricted stock units and shares held in rabbi trust	163	62	240	131
Total weighted average diluted shares outstanding	39,942	40,380	39,951	40,857
Anti-dilutive shares excluded from the diluted earnings per share calculation	86	101	52	51

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

The shares repurchased under the Company’s 2011 Share Repurchase Program were as follows (none in 2021) (in thousands, except per share amounts):

	Total Number of			Total Cost of
	Shares	Range of Prices Paid Per Share		Shares
	Repurchased	Low	High	Repurchased
Three Months Ended:
June 30, 2020	500	$23.90	$27.94	$13,019
Six Months Ended:
June 30, 2020	1,360	$23.33	$31.91	$35,928

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

The Company received a state audit assessment and is currently rebutting the position. The Company has determined that the likelihood of a liability is reasonably possible and developed a range of possible loss up to $2.0 million, net of federal benefit, as of June 30, 2021.

Two lawsuits relating to the Merger, each filed by an individual shareholder, have been filed in the United States District Court for the Southern District of New York, captioned Shiva Stein v. Sykes Enterprises, Incorporated, et al., Case No. 1:21-cv-06043, and Matthew Whitfield v. Sykes Enterprises, Incorporated, et al., Case No. 1:21-cv-06163.

The Company and individual members of its Board of Directors are named as defendants in each complaint. The complaints generally allege that the defendants violated the Exchange Act by making untrue statements in, or failing to disclose material information in, the Company’s preliminary proxy statement filed on July 12, 2021, and generally seeks, among other things, injunctive relief prohibiting consummation of the Merger and unspecified damages and attorneys’ fees.

The defendants deny the allegations made in the complaints. Additional complaints arising out of or relating to the Merger Agreement and the transactions contemplated thereby may be filed in the future. If additional similar complaints are filed, absent new or different allegations that are material, the Company will not necessarily announce such additional filings.

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

Note 12. Defined Benefit Pension Plan and Postretirement Benefits

Defined Benefit Pension Plans

The following table provides information about the net periodic benefit cost for the Company’s pension plans (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Service cost (1)	$183	$108	$364	$213
Interest cost (2)	61	52	122	103
Recognized actuarial (gains) (2)	(2)	(23)	(3)	(46)
	$242	$137	$483	$270

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

(2) Included in "Other income (expense), net" in the accompanying Condensed Consolidated Statements of Operations.

Employee Retirement Savings Plans

The Company maintains a 401(k) plan covering defined employees who meet established eligibility requirements. The Company’s contributions included in the accompanying Condensed Consolidated Statements of Operations were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
401(k) plan contributions	$801	$711	$1,652	$1,491

Note 13. Stock-Based Compensation

The following table summarizes the stock-based compensation expense (primarily in the Americas) and income tax benefits related to the stock-based compensation, both plan and non-plan related (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock-based compensation (expense) (1)	$(3,618)	$(2,042)	$(8,369)	$(3,902)
Income tax benefit (2)	869	490	2,009	936

(1) Included in "General and administrative" costs in the accompanying Condensed Consolidated Statements of Operations.

(2) Included in "Income taxes" in the accompanying Condensed Consolidated Statements of Operations.

During the six months ended June 30, 2021, the Company granted 0.3 million performance-based restricted shares/restricted stock units and 0.1 million service-based restricted shares/restricted stock units under the Company’s 2019 Plan, all at a weighted average grant-date fair value of $44.79 per share.

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

Information about the Company’s reportable segments is as follows (in thousands):

	Americas	EMEA	Other (1)	Consolidated
Three Months Ended June 30, 2021:
Revenues	$356,427	$92,455	$3	$448,885
Percentage of revenues	79.4%	20.6%	0.0%	100.0%
Depreciation, net	$9,864	$2,212	$733	$12,809
Amortization of intangibles	$2,061	$898	$—	$2,959
Income (loss) from operations	$47,275	$4,593	$(22,147)	$29,721
Total other income (expense), net			(187)	(187)
Income taxes			(6,354)	(6,354)
Net income (loss)				$23,180
Three Months Ended June 30, 2020:
Revenues	$339,272	$77,561	$—	$416,833
Percentage of revenues	81.4%	18.6%	0.0%	100.0%
Depreciation, net	$10,088	$1,818	$724	$12,630
Amortization of intangibles	$3,281	$812	$—	$4,093
Income (loss) from operations	$40,479	$4,078	$(17,344)	$27,213
Total other income (expense), net			1,402	1,402
Income taxes			(6,385)	(6,385)
Net income				$22,230
Six Months Ended June 30, 2021:
Revenues	$720,146	$186,622	$3	$906,771
Percentage of revenues	79.4%	20.6%	0.0%	100.0%
Depreciation, net	$20,085	$4,368	$1,471	$25,924
Amortization of intangibles	$4,157	$1,789	$—	$5,946
Income (loss) from operations	$92,147	$11,261	$(42,157)	$61,251
Total other income (expense), net			(834)	(834)
Income taxes			(12,259)	(12,259)
Net income				$48,158
Six Months Ended June 30, 2020:
Revenues	$672,198	$155,794	$7	$827,999
Percentage of revenues	81.2%	18.8%	0.0%	100.0%
Depreciation, net	$20,121	$3,523	$1,447	$25,091
Amortization of intangibles	$6,567	$1,645	$—	$8,212
Income (loss) from operations	$76,258	$7,258	$(31,909)	$51,607
Total other income (expense), net			(3,848)	(3,848)
Income taxes			(11,611)	(11,611)
Net income				$36,148

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

The following table represents a disaggregation of revenue from contracts with customers by delivery location and by the reportable segment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Americas:
United States	$157,174	$164,773	$327,178	$322,437
The Philippines	70,076	62,567	138,070	127,006
Costa Rica	36,722	39,250	74,248	74,131
Canada	29,392	22,955	57,379	48,196
El Salvador	19,368	16,902	37,364	35,622
Other	43,695	32,825	85,907	64,806
Total Americas	356,427	339,272	720,146	672,198
EMEA:
Germany	27,252	24,116	56,275	48,767
Other	65,203	53,445	130,347	107,027
Total EMEA	92,455	77,561	186,622	155,794
Total Other	3	—	3	7
	$448,885	$416,833	$906,771	$827,999

Note 15. Other Income (Expense)

Other income (expense), net consists of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Foreign currency transaction gains (losses)	$(72)	$48	$(257)	$(1,558)
Gains (losses) on derivative instruments not designated as hedges	(42)	(164)	(7)	(410)
Net investment gains (losses) on investments held in rabbi trust	1,123	1,816	1,648	(241)
Other miscellaneous income (expense)	(917)	97	(1,614)	(787)
	$92	$1,797	$(230)	$(2,996)

Note 16. Related Party Transactions

In January 2008, the Company entered into a lease for a customer experience management center located in Kingstree, South Carolina. The landlord, Kingstree Office One, LLC, is an entity controlled by John H. Sykes, the founder, former Chairman and former Chief Executive Officer of the Company and the father of Charles Sykes, President and Chief Executive Officer of the Company. The lease payments on the 20-year lease were negotiated at or below market rates, and the lease is cancellable at the option of the Company. Upon giving notice in September 2020, the Company paid a lease termination penalty of $0.1 million and the Company vacated the space as of March 31, 2021.  The Company paid $0.1 million to the landlord during the three months ended June 30, 2020 (none in the three months ended June 30, 2021), $0.1 million during the six months ended June 30, 2021 and $0.2 million during the six months ended June 30, 2020, under the terms of the lease.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Sykes Enterprises, Incorporated

400 North Ashley Drive

Tampa, Florida

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated balance sheet of Sykes Enterprises, Incorporated and subsidiaries (the "Company") as of June 30, 2021, the related condensed consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity for the three-month and six-month periods ended June 30, 2021 and 2020, and of cash flows for the six-month periods ended June 30, 2021 and 2020, and the related notes (collectively referred to as the "interim financial information"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

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

August 9, 2021

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

Factors that could cause actual results to differ materially from what is expressed or forecasted in such forward-looking statements include, but are not limited to: (i) the impact of economic recessions in the U.S. and other parts of the world, (ii) fluctuations in global business conditions and the global economy, (iii) currency fluctuations, (iv) the timing of significant orders for our products and services, (v) variations in the terms and the elements of services offered under our standardized contract including those for future bundled service offerings, (vi) changes in applicable accounting principles or interpretations of such principles, (vii) difficulties or delays in implementing our bundled service offerings, (viii) failure to achieve sales, marketing and other objectives, (ix) construction delays of new or expansion of existing customer experience management centers, (x) delays in our ability to develop new products and services and market acceptance of new products and services, (xi) rapid technological change, (xii) loss or addition of significant clients, (xiii) political and country-specific risks inherent in conducting business abroad, (xiv) our ability to attract and retain key management personnel, (xv) our ability to continue the growth of our support service revenues through additional technical and customer experience management centers, (xvi) our ability to further penetrate into vertically integrated markets, (xvii) our ability to expand our global presence through strategic alliances and selective acquisitions, (xviii) our ability to continue to establish a competitive advantage through sophisticated technological capabilities, (xix) the ultimate outcome of any lawsuits, (xx) our ability to recognize deferred revenue through delivery of products or satisfactory performance of services, (xxi) our dependence on the demand for outsourcing, (xxii) risk of interruption of technical and customer experience management center operations due to such factors as fire, earthquakes, inclement weather and other disasters, power failures, telecommunication failures, unauthorized intrusions, computer viruses and other emergencies, (xxiii) the existence of substantial competition, (xxiv) the early termination of contracts by clients, (xxv) the ability to obtain and maintain grants and other incentives (tax or otherwise), (xxvi) the potential of cost savings/synergies associated with acquisitions not being realized, or not being realized within the anticipated time period, (xxvii) risks related to the integration of the acquisitions and the impairment of any related goodwill, (xxviii) the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement and (xxix) other risk factors that are identified herein and in our most recent Annual Report on Form 10-K for the year ended December 31, 2020, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Executive Summary

We are a leading full lifecycle provider of global customer experience management services, multichannel demand generation and digital transformation. We provide differentiated full lifecycle customer experience management solutions and services primarily to Global 2000 companies and their end customers principally in the financial services, technology, communications, transportation & leisure and healthcare industries. Our differentiated full lifecycle services platform effectively engages customers at every touchpoint within the customer journey, including digital media and acquisition, sales expertise, customer service, technical support and retention, many of which can be optimized by a suite of digital transformation capabilities under our SYKES Digital Services (“SDS”) group, which spans robotic process automation (“RPA”), self-service, insight analytics and digital learning. In addition to digital transformation, we also provide artificial intelligence (“AI”) solutions that can be embedded and leveraged across our lifecycle offerings. We serve our clients through two geographic operating regions: the Americas (United States, Canada, Latin America, Australia and the Asia Pacific Rim) and EMEA (Europe, the Middle East and Africa). Our Americas and EMEA regions primarily provide customer experience management solutions and services with an emphasis on inbound multichannel demand generation, customer service and technical support to our clients’ customers. These services, which represented 98.7% and 98.9% of consolidated revenues during the three months ended June 30, 2021 and 2020, respectively, and 98.8% and 98.7% of consolidated revenues during the six months ended June 30, 2021 and 2020, respectively, are delivered through multiple communication channels including phone, e-mail, social media, text messaging, chat and digital self-service. We also provide various enterprise support services in the United States (“U.S.”) that include services for our clients’ internal support operations, from technical staffing services to outsourced corporate help desk services. In Europe, we also provide fulfillment services, which include order processing, payment processing, inventory control, product delivery and product returns handling. Additionally, through our acquisition of RPA provider Symphony Ventures Ltd (“Symphony”) coupled with our investment in AI through XSell Technologies, Inc. (“XSell”), we also provide a suite of digital transformation capabilities that optimizes our differentiated full lifecycle management services platform. Our complete service offering helps our clients acquire, retain and increase the lifetime value of their customer relationships. We have developed an extensive global reach with customer experience management centers across six continents, including North America, South America, Europe, Asia, Australia and Africa. We deliver cost-effective solutions that generate demand, enhance the customer service experience, promote stronger brand loyalty, and bring about high levels of performance and profitability.

Recent Developments

Proposed Transaction with Sitel Global

On June 17, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sitel Worldwide Corporation, a Delaware corporation (“Parent”), and Florida Mergersub, Inc., a Florida corporation and wholly owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are subsidiaries of Sitel Group, a global provider of customer experience products and solutions. Pursuant to the Merger Agreement, and subject to the terms thereof, Parent will acquire each share of the Company’s common stock (“Company Common Stock”) issued and outstanding immediately prior to the effective time of the merger contemplated by the Merger Agreement for $54.00 in cash, without interest and subject to any required tax withholding (the “Merger”). Consummation of the Merger is subject to customary closing conditions, including, among others, (i) the absence of certain legal impediments that prohibit the consummation of the Merger and the other transactions contemplated by the Merger Agreement, (ii) receipt of certain regulatory clearances, including, the expiration or termination of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iii) the adoption of the Merger Agreement by the holders of a majority of the issued and outstanding shares of Company Common Stock and (iv) all consents, approvals, clearances and other authorizations of any governmental entity.

The full text of the Merger Agreement was filed as Exhibit 2.1 to our Current Report on Form 8-K filed on June 21, 2021.

In connection with the Merger, we have incurred, and will continue to incur, merger-related legal and advisory costs, some of which are contingent on the closing of the Merger. Transaction expenses associated with the proposed Merger of $3.5 million were recorded in “General and administrative” costs in the Other segment in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021. We expect the Merger to close in the second half of 2021.

Coronavirus

On March 11, 2020, the World Health Organization characterized the novel coronavirus (“COVID-19”) a pandemic. The global nature, rapid spread and continually evolving response by governments throughout the world to combat the spread has had a negative impact on the global economy. Certain of our customer experience management centers have been impacted by local government actions restricting facility access or are operating at lower capacity utilization levels to achieve social distancing. We are committed to the health and safety of our workforce and ensuring business continuity for the brands we serve. In response, we have shifted as many employees as possible to a work-at-home model. As of the middle of July 2021, approximately 69% of agents assigned to our brick-and-mortar have temporarily transitioned to a work-at-home model, 30% are working in our centers and 1% of our agents are idle primarily due to the lack of technical infrastructure to work from home. Our operations in the Philippines, El Salvador and Mexico have been most impacted by the governmental restrictions.

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

Exit of Leased Space

We continue to reevaluate our real estate footprint in connection with the transition of a portion of our workforce to a permanent remote working environment in both the Americas and EMEA. Since April 2020, we have decided to terminate, sublease or abandon leases prior to the end of their lease terms at certain of our sites as approximately 4,200 seats transitioned from brick and mortar to at home agents. As such, we recorded impairments of right-of-use (“ROU”) assets of $13.4 million and impairments of property and equipment of $7.6 million since the initiation of our reevaluation in April 2020, of which $0.7 million of ROU assets and $0.5 million of property and equipment impairments were recorded during the six months ended June 30, 2021. See Note 4, Fair Value, in the accompanying “Notes to Condensed Consolidated Financial Statements” for further information. Annualized lease expense savings of $0.7 million is expected from the actions in 2021, of which approximately 70% is anticipated to be realized as cash savings.

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

Results of Operations

The following table sets forth, for the periods indicated, the amounts presented in the accompanying Condensed Consolidated Statements of Operations as well as the change between the periods:

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2021	2020	$ Change	2021	2020	$ Change
Revenues	$448,885	$416,833	$32,052	$906,771	$827,999	$78,772
Operating expenses:
Direct salaries and related costs	292,086	268,433	23,653	591,563	535,378	56,185
General and administrative	110,924	102,664	8,260	220,551	205,911	14,640
Depreciation, net	12,809	12,630	179	25,924	25,091	833
Amortization of intangibles	2,959	4,093	(1,134)	5,946	8,212	(2,266)
Impairment of long-lived assets	386	1,800	(1,414)	1,536	1,800	(264)
Total operating expenses	419,164	389,620	29,544	845,520	776,392	69,128
Income from operations	29,721	27,213	2,508	61,251	51,607	9,644

Other income (expense):
Interest income	103	165	(62)	201	428	(227)
Interest (expense)	(382)	(560)	178	(805)	(1,280)	475
Other income (expense), net	92	1,797	(1,705)	(230)	(2,996)	2,766
Total other income (expense), net	(187)	1,402	(1,589)	(834)	(3,848)	3,014

Income before income taxes	29,534	28,615	919	60,417	47,759	12,658
Income taxes	6,354	6,385	(31)	12,259	11,611	648
Net income	$23,180	$22,230	$950	$48,158	$36,148	$12,010

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

Revenues

	Three Months Ended June 30,
	2021		2020
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change
Americas	$356,427	79.4%	$339,272	81.4%	$17,155
EMEA	92,455	20.6%	77,561	18.6%	14,894
Other	3	0.0%	—	0.0%	3
Consolidated	$448,885	100.0%	$416,833	100.0%	$32,052

Consolidated revenues increased $32.1 million, or 7.7%, for the three months ended June 30, 2021 from the comparable period in 2020.

The increase in Americas’ revenues was due to higher volumes from existing clients of $12.8 million, new clients of $19.5 million and a favorable foreign currency impact of $5.8 million, partially offset by end-of-life client programs of $20.9 million primarily in the communications and technology verticals. Revenues from our offshore operations represented 44.9% of Americas’ revenues in 2021, compared to 42.6% for the comparable period in 2020.

The increase in EMEA’s revenues was due to higher volumes from existing clients of $6.4 million, new clients of $2.5 million and a favorable foreign currency impact of $8.8 million, partially offset by end-of-life client programs of $2.8 million primarily in the communications and technology verticals.

On a consolidated basis, we had 44,600 brick-and-mortar seats as of June 30, 2021, a decrease of 4,000 seats from the comparable period in 2020, driven by decisions made by certain clients to permanently alter their delivery mix away from brick and mortar to a home agent solution due to COVID-19, coupled with the consolidation of underutilized facilities in both the Americas and EMEA. On a segment basis, 37,100 seats were located in the Americas, a decrease of 3,300 seats from the comparable period in 2020, and 7,500 seats were located in EMEA, a decrease of 700 seats from the comparable period in 2020.

On a consolidated basis, the capacity utilization rate was 73%, compared to 73% in the comparable period in 2020. As of the middle of July 2021, approximately 69% of agents who typically work in our brick-and-mortar facilities have temporarily transitioned to work at home, 30% are working in our centers and the remaining 1% of agents are at home but idle.

The capacity utilization rate for the Americas was 73% in 2021 and in the comparable period in 2020. The capacity utilization rate for EMEA in 2021 was 72%, compared to 69% in the comparable period in 2020. We strive to attain a capacity utilization rate of 85% at each of our locations.  Capacity utilization is measured by taking the number of agents and indirect support headcount and dividing it by the number of seats provisioned for utilization. Agents assigned to brick-and-mortar facilities but temporarily working from home to meet social distancing requirements resulting from the COVID-19 pandemic are included as if they were working in a center.  Capacity utilization is a critical metric for us as it is used as an input to the pricing, revenue and margin drivers of our business as well as capital allocation.

Direct Salaries and Related Costs

	Three Months Ended June 30,
	2021		2020
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$226,429	63.5%	$214,606	63.3%	$11,823	0.2%
EMEA	65,657	71.0%	53,827	69.4%	11,830	1.6%
Consolidated	$292,086	65.1%	$268,433	64.4%	$23,653	0.7%

The increase of $23.7 million in direct salaries and related costs included an unfavorable foreign currency impact of $5.0 million in the Americas and an unfavorable foreign currency impact of $6.5 million in EMEA.

The increase in Americas’ direct salaries and related costs, as a percentage of revenues, was primarily attributable to higher customer-acquisition advertising costs of 2.9% driven primarily by the activity at recently acquired TMC in the current period and higher auto tow claim costs of 0.4%, partially offset by lower compensation costs of 1.7% primarily due to higher agent productivity in the healthcare and financial services verticals, lower travel costs of 1.2% primarily driven by employee transportation costs during the pandemic in the prior period and lower other costs of 0.2%.

The increase in EMEA’s direct salaries and related costs, as a percentage of revenues, was primarily attributable to higher compensation costs of 1.1% primarily driven by lower agent productivity in the financial services, communications and technology verticals and higher fulfillment materials costs of 1.0%, partially offset by lower communications costs of 0.4% and lower other costs of 0.1%.

General and Administrative

	Three Months Ended June 30,
	2021		2020
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$70,412	19.8%	$69,018	20.3%	$1,394	-0.5%
EMEA	19,095	20.7%	17,026	22.0%	2,069	-1.3%
Other	21,417	-	16,620	-	4,797	-
Consolidated	$110,924	24.7%	$102,664	24.6%	$8,260	0.1%

The increase of $8.3 million in general and administrative expenses included an unfavorable foreign currency impact of $1.2 million in the Americas and an unfavorable foreign currency impact of $1.8 million in EMEA.

The decrease in Americas’ general and administrative expenses, as a percentage of revenues, was primarily attributable to a higher net gain on lease terminations of 0.6%, lower merger and integration costs of 0.4% and lower facility-related costs of 0.3%, partially offset by higher compensation costs of 0.4%, higher software and maintenance costs of 0.2% and higher legal and professional fees of 0.2%.

The decrease in EMEA’s general and administrative expenses, as a percentage of revenues, was primarily attributable to lower compensation costs of 0.9% and lower facility-related costs of 0.8%, partially offset by higher severance costs of 0.4%.

The increase in Other general and administrative expenses, which includes corporate and other costs, was primarily attributable to higher merger and integration costs of $3.7 million resulting primarily from the proposed Merger with Sitel Group and higher compensation costs of $1.3 million driven by higher long-term and annual performance-based compensation in the current period, partially offset by lower other costs of $0.2 million.

Depreciation, Amortization and Impairment of Long-Lived Assets

	Three Months Ended June 30,
	2021		2020
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Depreciation, net:
Americas	$9,864	2.8%	$10,088	3.0%	$(224)	-0.2%
EMEA	2,212	2.4%	1,818	2.3%	394	0.1%
Other	733	-	724	-	9	-
Consolidated	$12,809	2.9%	$12,630	3.0%	$179	-0.1%

Amortization of intangibles:
Americas	$2,061	0.6%	$3,281	1.0%	$(1,220)	-0.4%
EMEA	898	1.0%	812	1.0%	86	0.0%
Other	—	-	—	-	—	-
Consolidated	$2,959	0.7%	$4,093	1.0%	$(1,134)	-0.3%

Impairment of long-lived assets:
Americas	$386	0.1%	$1,800	0.5%	$(1,414)	-0.4%
EMEA	—	0.0%	—	0.0%	—	0.0%
Other	—	-	—	-	—	-
Consolidated	$386	0.1%	$1,800	0.4%	$(1,414)	-0.3%

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

Other Income (Expense)

	Three Months Ended June 30,
(in thousands)	2021	2020	$ Change
Interest income	$103	$165	$(62)

Interest (expense)	$(382)	$(560)	$178

Other income (expense), net:
Foreign currency transaction gains (losses)	$(72)	$48	$(120)
Gains (losses) on derivative instruments not designated as hedges	(42)	(164)	122
Gains (losses) on investments held in rabbi trust	1,123	1,816	(693)
Other miscellaneous income (expense)	(917)	97	(1,014)
Total other income (expense), net	$92	$1,797	$(1,705)

The decrease in interest income was primarily due to lower invested balances and interest rates than in the comparable period.

The decrease in interest (expense) was primarily due to lower average outstanding borrowings and interest rates than in the comparable period.

The change in other income (expense), net, was primarily due to an increase in losses from XSell, our equity method investee, and a decrease in the value of investments held in rabbi trust. See Note 7, Investments Held in Rabbi Trust, in the accompanying “Notes to Condensed Consolidated Financial Statements” for further information.

Income Taxes

	Three Months Ended June 30,
(in thousands)	2021	2020	$ Change
Income before income taxes	$29,534	$28,615	$919
Income taxes	6,354	6,385	(31)
			% Change
Effective tax rate	21.5%	22.3%	-0.8%

The decrease in the effective tax rate in 2021 compared to 2020 was primarily due to a $1.0 million discrete tax benefit relating to changes in the Company’s valuation allowances, which was partially offset by the UK tax rate change in the current period. The decrease was also affected by shifts in earnings among the various jurisdictions in which we operate. Several additional factors, none of which are individually material, also impacted the rate.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

Revenues

	Six Months Ended June 30,
	2021		2020
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change
Americas	$720,146	79.4%	$672,198	81.2%	$47,948
EMEA	186,622	20.6%	155,794	18.8%	30,828
Other	3	0.0%	7	0.0%	(4)
Consolidated	$906,771	100.0%	$827,999	100.0%	$78,772

Consolidated revenues increased $78.8 million, or 9.5%, for the six months ended June 30, 2021 from the comparable period in 2020.

The increase in Americas’ revenues was due to higher volumes from existing clients of $47.9 million, new clients of $35.6 million and a favorable foreign currency impact of $9.2 million, partially offset by end-of-life client programs of $44.8 million primarily in the communications, technology and financial services verticals. Revenues from our offshore operations represented 43.8% of Americas’ revenues in 2021, compared to 42.7% for the comparable period in 2020.

The increase in EMEA’s revenues was due to higher volumes from existing clients of $15.6 million, new clients of $4.1 million and a favorable foreign currency impact of $16.9 million, partially offset by end-of-life client programs of $5.8 million primarily in the communications and technology verticals.

Direct Salaries and Related Costs

	Six Months Ended June 30,
	2021		2020
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$460,926	64.0%	$427,234	63.6%	$33,692	0.4%
EMEA	130,637	70.0%	108,144	69.4%	22,493	0.6%
Consolidated	$591,563	65.2%	$535,378	64.7%	$56,185	0.5%

The increase of $56.2 million in direct salaries and related costs included an unfavorable foreign currency impact of $7.5 million in the Americas and an unfavorable foreign currency impact of $12.1 million in EMEA.

The increase in Americas’ direct salaries and related costs, as a percentage of revenues, was primarily attributable to higher customer-acquisition advertising costs of 2.5% driven primarily by the activity at recently acquired TMC in the current period, partially offset by lower compensation costs of 0.9%, lower travel costs of 0.8%, lower communication costs of 0.2% and lower recruiting costs of 0.2%.

The increase in EMEA’s direct salaries and related costs, as a percentage of revenues, was primarily attributable to higher fulfillment materials costs of 0.8% and higher compensation costs of 0.7%, partially offset by lower software purchased for resale of 0.2%, lower rebillable costs of 0.2% and lower other costs of 0.5%.

General and Administrative

	Six Months Ended June 30,
	2021		2020
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Americas	$142,088	19.7%	$140,218	20.9%	$1,870	-1.2%
EMEA	38,092	20.4%	35,224	22.6%	2,868	-2.2%
Other	40,371	-	30,469	-	9,902	-
Consolidated	$220,551	24.3%	$205,911	24.9%	$14,640	-0.6%

The increase of $14.6 million in general and administrative expenses included an unfavorable foreign currency impact of $1.9 million in the Americas and an unfavorable foreign currency impact of $3.3 million in EMEA.

The decrease in Americas’ general and administrative expenses, as a percentage of revenues, was primarily attributable to lower facility-related costs of 0.6%, a higher net gain on lease terminations of 0.3%, lower merger and integration costs of 0.3%, lower travel costs of 0.2% and lower other costs of 0.2%, partially offset by higher compensation costs of 0.2% and higher software and maintenance costs of 0.2%.

The decrease in EMEA’s general and administrative expenses, as a percentage of revenues, was primarily attributable to lower compensation costs of 0.9%, lower facility-related costs of 0.9% and lower travel costs of 0.4%.

The increase in Other general and administrative expenses, which includes corporate and other costs, was primarily attributable to higher compensation costs of $7.4 million driven by higher long-term and annual performance-based compensation and mark-to-market adjustment of executive deferred compensation in the current period and higher merger and integration costs of $3.8 million resulting primarily from the proposed Merger with Sitel Group, partially offset by lower insurance costs of $0.6 million, lower legal and professional fees of $0.4 million and lower travel costs of $0.3 million.

Depreciation, Amortization and Impairment of Long-Lived Assets

	Six Months Ended June 30,
	2021		2020
(in thousands)	Amount	% of Revenues	Amount	% of Revenues	$ Change	Change in % of Revenues
Depreciation, net:
Americas	$20,085	2.8%	$20,121	3.0%	$(36)	-0.2%
EMEA	4,368	2.3%	3,523	2.3%	845	0.0%
Other	1,471	-	1,447	-	24	-
Consolidated	$25,924	2.9%	$25,091	3.0%	$833	-0.1%

Amortization of intangibles:
Americas	$4,157	0.6%	$6,567	1.0%	$(2,410)	-0.4%
EMEA	1,789	1.0%	1,645	1.1%	144	-0.1%
Other	—	-	—	-	—	-
Consolidated	$5,946	0.7%	$8,212	1.0%	$(2,266)	-0.3%

Impairment of long-lived assets:
Americas	$743	0.1%	$1,800	0.3%	$(1,057)	-0.2%
EMEA	475	0.3%	—	0.0%	475	0.3%
Other	318	-	—	-	318	-
Consolidated	$1,536	0.2%	$1,800	0.2%	$(264)	0.0%

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

Other Income (Expense)

	Six Months Ended June 30,
(in thousands)	2021	2020	$ Change
Interest income	$201	$428	$(227)

Interest (expense)	$(805)	$(1,280)	$475

Other income (expense), net:
Foreign currency transaction gains (losses)	$(257)	$(1,558)	$1,301
Gains (losses) on derivative instruments not designated as hedges	(7)	(410)	403
Gains (losses) on investments held in rabbi trust	1,648	(241)	1,889
Other miscellaneous income (expense)	(1,614)	(787)	(827)
Total other income (expense), net	$(230)	$(2,996)	$2,766

The decrease in interest income was primarily due to lower invested balances and interest rates than in the comparable period.

The decrease in interest (expense) was primarily due to lower average outstanding borrowings and interest rates than in the comparable period.

The change in other income (expense), net, was primarily due to an increase in the value of investments held in rabbi trust, partially offset by an increase in losses from XSell. See Note 7, Investments Held in Rabbi Trust, in the accompanying “Notes to Condensed Consolidated Financial Statements” for further information.

Income Taxes

	Six Months Ended June 30,
(in thousands)	2021	2020	$ Change
Income before income taxes	$60,417	$47,759	$12,658
Income taxes	12,259	11,611	648
			% Change
Effective tax rate	20.3%	24.3%	-4.0%

The decrease in the effective tax rate in 2021 compared to 2020 was primarily due to $2.0 million in discrete tax benefits relating to changes in the Company’s valuation allowances, Philippines tax law changes and stock compensation recognized, partially offset by the UK tax rate change in the current period. The decrease was also affected by shifts in earnings among the various jurisdictions in which we operate. Several additional factors, none of which are individually material, also impacted the rate.

Client Concentration

Our top ten clients accounted for 38.6% and 45.9% of our consolidated revenues in the three months ended June 30, 2021 and 2020, respectively, and 39.4% and 45.3% of our consolidated revenues in the six months ended June 30, 2021 and 2020, respectively.

Total revenues by segment from our largest client in each of the periods, which was in the financial services vertical for the three and six months ended June 30, 2021 and 2020, were as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$26,413	7.4%	$32,123	9.5%	$58,749	8.2%	$61,726	9.2%
EMEA	—	0.0%	—	0.0%	—	0.0%	—	0.0%
	$26,413	5.9%	$32,123	7.7%	$58,749	6.5%	$61,726	7.5%

Total revenues by segment of our clients that each individually represents 10% or greater of that segment’s revenues in each of the periods were as follows (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Americas	$—	0.0%	$—	0.0%	$—	0.0%	$—	0.0%
EMEA	32,982	35.7%	17,683	22.8%	67,297	36.1%	35,156	22.6%
	$32,982	7.3%	$17,683	4.2%	$67,297	7.4%	$35,156	4.2%

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

During the six months ended June 30, 2021, cash increased due to $65.9 million from operating activities, $0.2 million from the sale of intangible assets and $0.2 million of other miscellaneous cash inflows, partially offset by $40.0 million used to repay long-term debt, $19.1 million used for capital expenditures, $3.8 million used to pay taxes related to net share settlement of equity awards, $0.3 million to purchase intangible assets and $0.2 million related to paying for an acquisition, resulting in a $0.1 million increase in available cash, cash equivalents and restricted cash (including the unfavorable effects of foreign currency exchange rates on cash, cash equivalents and restricted cash of $2.8 million).

Net cash flows provided by operating activities for the six months ended June 30, 2021 were $65.9 million, compared to $86.6 million for the comparable period in 2020. The $20.7 million decrease in net cash flows from operating activities was due to a $33.5 million decrease in cash flows from assets and liabilities, partially offset by a $12.0 million increase in net income and a net increase of $0.8 million in non-cash reconciling items, such as stock compensation, impairment, depreciation, amortization, deferred income taxes, unrealized foreign currency transaction gains (losses), net unrealized gains (losses) and premiums on financial instruments, and net gains (losses) on lease terminations. The $33.5 million decrease in 2021 from 2020 in cash flows from assets and liabilities was principally a result of a $13.6 million decrease in other liabilities, a $7.1 million increase in accounts receivable, a $5.8 million change in net taxes payable, a $4.6 million change in operating lease assets and liabilities and a $3.1 million increase in other assets, partially offset by a $0.7 million increase in deferred revenue and customer liabilities. The $13.6 million decrease in the change in other liabilities was primarily due to a $13.7 million decrease principally related to accrued employee compensation and benefits driven by an increase in annual performance-based compensation and the timing of payroll as well as a $5.9 million decrease principally related to the timing of other long-term liabilities driven by the deferral of our portion of social security taxes in the prior period as permitted by the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, partially offset by a $6.5 million increase principally related to the timing of other accrued expenses and current liabilities. The $7.1 million decrease in the change in accounts receivable was primarily due to the timing of billing and collections. The $5.8 million decrease in net taxes payable was primarily due to extensions of payment deadlines in the prior period granted by several jurisdictions. The $4.6 million change in operating lease assets and liabilities was primarily due to the timing of rent payments as compared to timing of ROU asset amortization. The $3.1 million increase in the change in other assets was primarily due to a $1.2 million increase in deferred charges and other assets and a $1.1 million increase in prepaid expenses.

Capital expenditures, which are generally funded by cash generated from operating activities, available cash balances and borrowings available under our credit facilities, were $19.1 million for the six months ended June 30, 2021, compared to $22.9 million for the comparable period in 2020, a decrease of $3.8 million. In 2021, we anticipate capital expenditures in the range of $47.0 million to $53.0 million, primarily for systems infrastructure upgrades and additions as well as new seat additions.

On February 14, 2019, we entered into a $500 million senior revolving credit facility (the “2019 Credit Agreement”) with a group of lenders, KeyBank National Association, as Administrative Agent, Swing Line Lender and Issuing Lender (“KeyBank”), the lenders named therein, and KeyBanc Capital Markets Inc. as Lead Arranger and Sole Book Runner. The 2019 Credit Agreement is subject to certain borrowing limitations and includes certain customary financial and restrictive covenants. We are not currently aware of any inability of our lenders to provide access to the full commitment of funds that exist under the 2019 Credit Agreement, if necessary.  However, there can be no assurance that such facility will be available to us, even though it is a binding commitment of the financial institutions. The 2019 Credit Agreement will mature on February 14, 2024. As of June 30, 2021, we were in compliance with all loan requirements of the 2019 Credit Agreement and had $23.0 million of outstanding borrowings under this facility. For additional discussion of our credit agreements, see Note 18, Borrowings in the “Notes to the Consolidated Financial Statements” section of our Annual Report on Form 10-K for the year ended December 31, 2020.

Our credit agreements had an average daily utilization of $44.8 million and $71.4 million during the three months ended June 30, 2021 and 2020, respectively, and $49.4 million and $67.6 million during the six months ended June 30, 2021 and 2020, respectively. During the three months ended June 30, 2021 and 2020, the related interest expense, excluding the commitment fee and the amortization of deferred loan fees, was $0.1 million and $0.3 million, respectively, which represented weighted average interest rates of 1.1% and 1.5%, respectively.  During the six months ended June 30, 2021 and 2020, the related interest expense, excluding the commitment fee and the amortization of deferred loan fees, was $0.3 million and $0.7 million, respectively, which represented weighted average interest rates of 1.2% and 2.1%, respectively.

We repaid $40.0 million, net, of long-term debt outstanding under the 2019 Credit Agreement during the six months ended June 30, 2021.  Our future interest expense for the remainder of 2021 will vary based on our usage of the 2019 Credit Agreement and market interest rates.

We are currently under audit in several tax jurisdictions. We believe we have adequate reserves related to all matters pertaining to these audits. Should we experience unfavorable outcomes from these audits, such outcomes could have a significant impact on our financial condition, results of operations and cash flows.

As part of the July 1, 2018 WhistleOut Pty Ltd acquisition, an AUD 14.0 million three-year retention bonus was payable in installments on or around July 1, 2019, 2020 and 2021. We paid the first installment of AUD 6.0 million ($4.2 million) in July 2019. We accelerated the 2021 installment of the retention bonus and paid AUD 8.0 million ($5.6 million) in July 2020, which represented both the 2020 and 2021 installments. No further amounts are due. As part of the Symphony acquisition on November 1, 2018, a portion of the purchase price, with an acquisition date present value of GBP 7.9 million ($10.0 million), was deferred and is payable in equal installments over three years, on or around November 1, 2019, 2020 and 2021. We paid the first installment of GBP 2.7 million ($3.3 million) in October 2019 and the second installment of GBP 2.7 million ($3.4 million) in October 2020. The Symphony deferred purchase price was included in “Other accrued expenses and current liabilities” in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020. Also, as part of the December 31, 2020 TMC acquisition, $17.4 million of the purchase price was deferred and is payable on December 31, 2027, the seventh anniversary of the closing. In the event TMC’s previous owner remains employed by us or one of our subsidiaries on December 31, 2022, the second anniversary of the closing, the deferred payment will be accelerated and due at that time. The TMC deferred purchase price was included in “Other long-term liabilities” in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020.

As of June 30, 2021, we had $103.2 million in cash and cash equivalents, of which approximately 84.8%, or $87.5 million, was held in international operations. Most of these funds will not be subject to additional taxes in the United States if repatriated; however, certain jurisdictions may impose additional withholding taxes. There are circumstances where we may be unable to repatriate some of the cash and cash equivalents held by our international operations due to country restrictions.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any material commercial commitments, including guarantees or standby repurchase obligations, or any relationships with unconsolidated entities or financial partnerships, including entities often referred to as structured finance or special purpose entities or variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

Item 4.  Controls and Procedures

As of June 30, 2021, under the direction of our Chief Executive Officer and Chief Finance Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a – 15(e) under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Finance Officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of June 30, 2021, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except for the change discussed under “Change in Internal Control over Financial Reporting” below.

Change in Internal Control over Financial Reporting

On December 31, 2020, we acquired TMC. We have excluded TMC from our assessment of the effectiveness of our internal control over financial reporting as of June 30, 2021 as we are currently integrating policies, processes, people, technology and operations for the combined companies.  Management will continue to evaluate our internal control over financial reporting as we execute on our integration activities.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

Two lawsuits relating to the Merger, each filed by an individual shareholder, have been filed in the United States District Court for the Southern District of New York, captioned Shiva Stein v. Sykes Enterprises, Incorporated, et al., Case No. 1:21-cv-06043, and Matthew Whitfield v. Sykes Enterprises, Incorporated, et al., Case No. 1:21-cv-06163.

SYKES and individual members of the Board of Directors are named as defendants in each complaint. The complaints generally allege that the defendants violated the Exchange Act by making untrue statements in, or failing to disclose material information in, our preliminary proxy statement filed on July 12, 2021, and generally seeks, among other things, injunctive relief prohibiting consummation of the Merger and unspecified damages and attorneys’ fees.

The defendants deny the allegations made in the complaints. Additional complaints arising out of or relating to the Merger Agreement and the transactions contemplated thereby may be filed in the future. If additional similar complaints are filed, absent new or different allegations that are material, we will not necessarily announce such additional filings.

From time to time, we are involved in legal actions arising in the ordinary course of business. With respect to any such other currently pending matters, we believe that we have adequate legal defenses and/or, when possible and appropriate, have provided adequate accruals related to those matters such that the ultimate outcome will not have a material adverse effect on our future financial position or results of operations.

Item 1A.  Risk Factors

For risk factors, see Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2020. During the three and six months ended June 30, 2021, we added the following risk factors to address the risks and uncertainties related to the proposed Merger between us and Sitel Group.

Risks Related to the Merger

The Merger is subject to various closing conditions and other risks which may cause the Merger to be delayed or not completed at all or have other adverse consequences.

The Merger is subject to customary closing conditions that must be satisfied or waived to complete the Merger.

Failure to satisfy or obtain waivers of any closing condition may jeopardize or delay the completion of the Merger and result in additional expenditures of money and resources (including the potential payment of termination fees and other costs). There can be no assurance that these conditions will be satisfied or waived or that the Merger will be completed in a timely manner or at all. The Merger is also subject to approval by the Company’s shareholders. There is no assurance that the Company’s shareholders will approve the Merger. The governmental agencies from which the parties have sought or are seeking certain approvals in connection with the Merger have broad discretion in administering applicable governing regulations, and may impose requirements, limitations or costs, require divestitures or place restrictions on the conduct of the combined company’s business after the closing.

If the Merger is not completed for any reason, the price of our Common Stock may decline to the extent that the current market price reflects an assumption that the Merger will be consummated. Furthermore, if the Merger is not completed for any reason, our ongoing business and financial results would be subject to a number of risks, including negative reactions from analysts, media and financial markets, negative reactions from customers or employees, distraction of management attention, and litigation related to the Merger or the Company’s failure to perform its obligations under the Merger Agreement. In addition, we may elect to terminate the Merger Agreement in certain circumstances, and the parties can mutually decide to terminate the Merger Agreement at any time prior to the consummation of the Merger.

Uncertainty among our employees about their future roles after the completion of the Merger may impair our ability to attract, retain and motivate key personnel, and the pendency of the Merger may disrupt our business relationships with our existing and potential customers, suppliers, vendors, landlords, and other business partners, who may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us. The adverse consequence of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.

We have incurred and are expected to continue to incur significant costs, expenses and fees for professional services and other transaction costs, which may be in excess of what we expected.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

While the Merger Agreement is in effect, we are generally required to operate our business in the ordinary course and are subject to restrictions on the business activities we may engage in without the prior written consent of Parent. These restrictions could affect our ability to pursue strategic business opportunities, take actions with respect to our business that we may consider advantageous and respond effectively and/or timely to competitive pressures and industry developments, which may as a result materially adversely affect our business, results of operations and financial condition.

Our shareholders are not entitled to appraisal rights in the Merger.

Under the Florida Business Corporation Act, so long as our common stock continues to be listed on the NASDAQ, appraisal rights will not be available to our shareholders in connection with the Merger.

The Merger Agreement contains provisions that limit our ability to pursue alternatives to the Merger, may discourage certain other companies from making a favorable alternative transaction proposal and, in specified circumstances, could require us to pay the other party a termination fee.

Under the Merger Agreement, we are subject to certain restrictions on our ability to solicit alternative business combination proposals from third parties, engage in discussion or negotiations with respect to such proposals or provide information in connection with such proposals, subject to certain customary exceptions. We may terminate the Merger Agreement and enter into an agreement providing for a superior proposal only if specified conditions have been satisfied, and such a termination would result in us being required to pay Parent a termination fee equal to $66 million.

We may be targets of legal proceedings that could result in substantial costs and may delay or prevent the Transaction from being completed.

Legal proceedings instituted against the Company and others relating to the Merger Agreement also could delay or prevent the Merger from becoming effective within the agreed upon timeframe. As discussed above, two lawsuits relating to the Merger have been filed. Securities class action lawsuits, derivative lawsuits and other legal proceedings, such as the foregoing two lawsuits, are often brought against public companies that have entered into merger agreements. Even if such legal proceedings are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, such injunction may delay or prevent the Merger from being completed, or from being completed within the expected timeframe, which may adversely affect our business, financial position and results of operation.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On August 18, 2011, as amended on March 16, 2016, the Company’s Board of Directors approved the 2011 Share Repurchase program with no stated expiration date. The Company is authorized to repurchase 10.0 million shares, of which 8.3 million shares have been repurchased to date. There were no share repurchases during the three months ended June 30, 2021.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not Applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

The following documents are filed as an exhibit to this Report:

No.	Description

2.1

Agreement and Plan of Merger dated June 17, 2021, among Sykes Enterprises, Incorporated, Sitel Worldwide Corporation and Florida Mergersub, Inc. (Incorporated herein by reference from Exhibit 2.1 to Form 8-K filed on June 21, 2021.)

10.1#	Employment agreement, dated as of May 15, 2017, between Sykes Enterprises, Incorporated and Kelly J. Morgan.

15	Awareness letter.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).

31.2	Certification of Chief Finance Officer, pursuant to Rule 13a-14(a).

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. §1350.

32.2*	Certification of Chief Finance Officer, pursuant to 18 U.S.C. §1350.

101.INS+	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

104+	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included in Exhibit 101)

#	Indicates management contract or compensatory plan or arrangement.
*	Furnished herewith as an Exhibit.
+	Submitted electronically with this Quarterly Report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SYKES ENTERPRISES, INCORPORATED
(Registrant)

Date: August 9, 2021	By:	/s/ John Chapman
John Chapman
Chief Finance Officer
(Principal Financial and Accounting Officer)